Form 10-Q
period 2019-09-30
ALERUS FINANCIAL CORP
filed 2019-11-07
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39036

ALERUS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-0375407
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

401 Demers Avenue
Grand Forks, ND	58201
(Address of principal executive offices)	(Zip Code)

(701) 795‑3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ALRS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding at November 7, 2019 was 17,049,439.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars and shares in thousands, except per share data)	2019	2018
Assets
Cash and cash equivalents	$61,174	$40,651
Investment securities, at fair value
Trading	—	1,539
Available-for-sale	278,716	250,174
Equity	2,675	3,165
Loans held for sale	66,021	14,486
Loans held for branch sale	—	32,031
Loans	1,686,087	1,701,850
Allowance for loan losses	(22,984)	(22,174)
Net loans	1,663,103	1,679,676
Land, premises and equipment, net	21,150	21,743
Operating lease right-of-use assets	8,877	—
Accrued interest receivable	7,412	7,645
Bank-owned life insurance	31,364	30,763
Goodwill	27,329	27,329
Other intangible assets	19,382	22,473
Servicing rights	4,146	4,623
Deferred income taxes, net	7,695	10,085
Other assets	29,267	32,687
Total assets	$2,228,311	$2,179,070
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$537,951	$550,640
Interest-bearing	1,295,162	1,224,456
Total deposits	1,833,113	1,775,096
Deposits held for sale	—	24,197
Short-term borrowings	—	93,460
Long-term debt	58,775	58,824
Operating lease liabilities	9,401	—
Accrued expenses and other liabilities	45,619	30,539
Total liabilities	1,946,908	1,982,116
Commitments and contingent liabilities ESOP-owned shares	—	34,494
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,049,493 and 13,775,327 issued and outstanding	17,049	13,775
Additional paid-in capital	88,230	27,743
Retained earnings	173,039	159,037
Accumulated other comprehensive income (loss)	3,085	(3,601)
Total stockholders’ equity	281,403	196,954
Less ESOP-owned shares	—	(34,494)
Total stockholders’ equity net ESOP-owned shares	281,403	162,460
Total liabilities and stockholders’ equity	$2,228,311	$2,179,070

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans, including fees	$21,886	$20,576	$65,171	$59,594
Investment securities
Taxable	1,374	1,129	4,021	3,475
Exempt from federal income taxes	163	301	618	927
Other	202	191	603	475
Total interest income	23,625	22,197	70,413	64,471
Interest Expense
Deposits	3,506	1,790	9,802	4,481
Short-term borrowings	539	575	1,805	1,331
Long-term debt	899	903	2,714	2,688
Total interest expense	4,944	3,268	14,321	8,500
Net interest income	18,681	18,929	56,092	55,971
Provision for loan losses	1,498	1,530	5,515	7,080
Net interest income after provision for loan losses	17,183	17,399	50,577	48,891
Noninterest Income
Retirement and benefit services	15,307	15,536	46,142	46,873
Wealth management	3,896	3,685	11,385	10,948
Mortgage banking	8,135	5,318	19,739	13,551
Service charges on deposit accounts	447	442	1,321	1,333
Net gains (losses) on investment securities	48	13	357	119
Other	1,747	1,264	5,694	3,784
Total noninterest income	29,580	26,258	84,638	76,608
Noninterest Expense
Compensation	20,041	17,873	54,997	50,906
Employee benefits	4,600	4,314	15,188	13,606
Occupancy and equipment expense	2,700	2,698	8,086	8,215
Business services, software and technology expense	4,224	3,731	12,044	10,467
Intangible amortization expense	990	1,196	3,091	3,588
Professional fees and assessments	1,051	1,628	3,146	3,734
Marketing and business development	890	856	2,024	2,439
Supplies and postage	631	611	2,027	1,902
Travel	435	382	1,335	1,252
Mortgage and lending expenses	751	437	1,966	1,597
Other	1,014	610	2,198	2,708
Total noninterest expense	37,327	34,336	106,102	100,414
Income before income taxes	9,436	9,321	29,113	25,085
Income tax expense	2,332	1,951	7,225	5,252
Net income	$7,104	$7,370	$21,888	$19,833
Per Common Share Data
Basic earnings per common share	$0.49	$0.53	$1.53	$1.44
Diluted earnings per common share	$0.48	$0.52	$1.49	$1.41
Dividends declared per common share	$0.14	$0.13	$0.42	$0.39
Average common shares outstanding	14,274	13,777	13,957	13,759
Diluted average common shares outstanding	14,626	14,071	14,317	14,060

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$7,104	$7,370	$21,888	$19,833
Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on available-for-sale securities	2,187	(1,351)	9,307	(5,978)
Reclassification adjustment for losses (gains) realized in income	(49)	(13)	(379)	(135)
Total other comprehensive income (loss), before tax	2,138	(1,364)	8,928	(6,113)
Income tax expense (benefit) related to items of other comprehensive income	538	(342)	2,242	(1,534)
Other comprehensive income (loss), net of tax	1,600	(1,022)	6,686	(4,579)
Total comprehensive income	$8,704	$6,348	$28,574	$15,254

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of June 30, 2019	$13,816	$28,676	$169,788	$1,485	$(34,494)	$179,271
Net income	—	—	7,104	—	—	7,104
Other comprehensive income (loss)	—	—	—	1,600	—	1,600
Common stock repurchased	(77)	(275)	(1,489)	—	—	(1,841)
Common stock dividends	—	—	(2,364)	—	—	(2,364)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515	—	—	—	62,804
Stock-based compensation expense	—	335	—	—	—	335
Vesting of restricted stock	21	(21)	—	—	—	—
Balance as of September 30, 2019	$17,049	$88,230	$173,039	$3,085	$—	$281,403

	Nine months ended September 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	21,888	—	—	21,888
Other comprehensive income (loss)	—	—	—	6,686	—	6,686
Common stock repurchased	(82)	(291)	(1,574)	—	—	(1,947)
Common stock dividends	—	—	(6,312)	—	—	(6,312)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515	—	—	—	62,804
Stock-based compensation expense	13	1,317	—	—	—	1,330
Vesting of restricted stock	54	(54)	—	—	—	—
Balance as of September 30, 2019	$17,049	$88,230	$173,039	$3,085	$—	$281,403

	Three months ended September 30, 2018
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of June 30, 2018	$13,778	$26,664	$149,541	$(4,617)	$(31,491)	$153,875
Net income	—	—	7,370	—	—	7,370
Other comprehensive income (loss)	—	—	—	(1,022)	—	(1,022)
Common stock repurchased	(2)	(6)	(32)	—	—	(40)
Common stock dividends	—	—	(1,829)	—	—	(1,829)
Net change in fair value of ESOP shares	—	—	—	—	(3,003)	(3,003)
Stock-based compensation expense	—	237	—	—	—	237
Vesting of restricted stock	—	—	—	—	—	—
Balance as of September 30, 2018	$13,776	$26,895	$155,050	$(5,639)	$(34,494)	$155,588

	Nine months ended September 30, 2018
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2017	$13,699	$26,040	$140,986	$(1,131)	$(31,491)	$148,103
Net income	—	—	19,833	—	—	19,833
Adjustment for adoption of ASU 2016-01	—	—	(71)	71	—	—
Other comprehensive income (loss)	—	—	—	(4,579)	—	(4,579)
Common stock repurchased	(11)	(39)	(212)	—	—	(262)
Common stock dividends	—	—	(5,486)	—	—	(5,486)
Net change in fair value of ESOP shares	—	—	—	—	(3,003)	(3,003)
Stock-based compensation expense	11	971	—	—	—	982
Vesting of restricted stock	77	(77)	—	—	—	—
Balance as of September 30, 2018	$13,776	$26,895	$155,050	$(5,639)	$(34,494)	$155,588

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2019	2018
Operating Activities
Net income	$21,888	$19,833
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	149	(1,907)
Provision for loan losses	5,515	7,080
Depreciation and amortization	6,503	6,591
Amortization and accretion of premiums/discounts on investment securities	832	1,227
Stock-based compensation	1,330	982
Increase in value of bank-owned life insurance	(601)	(602)
Realized loss (gain) on sale of branch	(1,544)	—
Realized loss (gain) on sale of fixed assets	(541)	—
Realized loss (gain) on forward sale derivatives	(7)	—
Realized loss (gain) on rate lock commitments	12	(24)
Realized loss (gain) on sale of foreclosed assets	(120)	187
Realized loss (gain) on sale of investment securities	(379)	(135)
Realized loss (gain) on servicing rights	(213)	(497)
Net change in:
Securities held for trading	1,539	51
Loans held for sale	(51,535)	(9,734)
Accrued interest receivable	151	(993)
Other assets	3,287	6,707
Accrued expenses and other liabilities	15,666	(1,417)
Net cash provided (used) by operating activities	1,932	27,349
Investing Activities
Proceeds from sales of investment securities available-for-sale	32,565	2,466
Proceeds from maturities of investment securities available-for-sale	27,818	26,120
Purchases of investment securities available-for-sale	(80,450)	(10,493)
Net (increase) decrease in equity securities	490	2,698
Net (increase) decrease in loans	14,213	(153,475)
Proceeds from sale of branch	10,379	—
Proceeds from sale of fixed assets	875	—
Purchases of premises and equipment	(2,450)	(2,314)
Proceeds from sales of foreclosed assets	1,006	687
Net cash provided (used) by investing activities	4,446	(134,311)
Financing Activities
Net increase (decrease) in deposits	53,241	(17,253)
Net increase (decrease) in short-term borrowings	(93,460)	43,930
Repayments of long-term debt	(181)	(128)
Cash dividends paid on common stock	(6,312)	(5,486)
Repurchase of common stock	(1,947)	(262)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	62,804	—
Net cash provided (used) by financing activities	14,145	20,801
Net change in cash and cash equivalents	20,523	(86,161)
Cash and cash equivalents at beginning of period	40,651	121,998
Cash and cash equivalents at end of period	$61,174	$35,837

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
Supplemental Cash Flow Disclosures	2019	2018
Cash paid for:
Interest	$13,162	$7,692
Income taxes	5,550	3,030
Non-cash information
Loan collateral transferred to foreclosed assets	766	661
Unrealized gain (loss) on investment securities available-for-sale	6,686	(4,579)
Initial recognition of operating lease right-of-use assets	10,475	—
Initial recognition of operating lease liabilities	10,996	—
Change in fair value of ESOP shares	—	(3,003)
ESOP repurchase obligation termination	34,494	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Significant Accounting Policies

Organization

Alerus Financial Corporation is a financial holding company organized under the laws of the state of Delaware. Alerus Financial Corporation (the “Company”) and its subsidiaries is a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association (the “Bank”), the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage.

Initial Public Offering

On September 17, 2019, the Company sold 2,860,000 shares of common stock in its initial public offering. On September 25, 2019, the Company sold an additional 429,000 shares of common stock pursuant to the exercise in full, by the underwriters, of their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $69.1 million, and after deducting $4.7 million of underwriting discounts and $1.6 million of offering expenses paid to third parties, the Company received total net proceeds of $62.8 million.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal operating subsidiary is the Bank.

In the normal course of business, the Company may enter into a transaction with a variable interest entity (“VIE”). VIE’s are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in, or exert any control, over any VIE, and thus no VIE’s are included in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of investment securities, determination of the allowance for loan losses, valuation of reporting units for the purpose of testing goodwill and other intangible assets for impairment, valuation of deferred tax assets, and fair values of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the benefits of this extended transition period.

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2019, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2019.

Adopted Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short‑term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales‑type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease‑related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016‑02 is effective for interim and annual reporting periods beginning after December 15, 2018.

All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018‑11, the modified retrospective approach was applied on January 1, 2019. The Company also elected certain relief options offered in ASU 2016‑02 including the package of practical expedients, the option not to separate lease and non‑lease components and instead to account for them as a single lease component, and the option not to recognize right‑of‑use assets and lease liabilities that arise from short‑term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right‑of‑use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a right‑of‑use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See “NOTE 7 Leases” for more information.

In March 2017, the FASB issued ASU No. 2017‑08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. ASU 2017‑08 does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017‑08 is effective for public business entities for the interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative‑effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017‑08 is adopted. The Company elected to early adopt this standard as of January 1, 2019, and has evaluated the provisions of ASU 2017‑08 and determined there is no impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017‑12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017‑12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not currently utilize hedge accounting. As such, ASU No. 2017‑12 did not impact the Company’s consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018‑07, Compensation (Topic 718): Improvements to Nonemployee Share‑Based Payment Accounting. This ASU has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share‑based payment transactions for the acquiring of goods and services from non‑employees and expands the scope through the amendments to address and improve aspects of the accounting for non‑employee share‑based payment transactions. The amendments will be effective for public business entities for interim and annual reporting periods beginning after December 15, 2018. The Company elected to early adopt ASU 2018‑07 effective January 1, 2019, and has evaluated the provisions of ASU 2018‑07 and determined there was no significant impact on its consolidated financial statements.

Pronouncements Not Yet Effective

In September 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016‑13 include (1) replacing the “incurred cost” approach under GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available‑for‑sale debt securities rather than a direct write‑down of the carrying amount of the investments, as is required by the other‑than‑temporary impairment model under current GAAP, and (3) a simplified accounting model for purchase credit‑impaired debt securities and loans. For public business entities that are

U.S. Securities and Exchange Commission filers, ASU 2016‑13 is effective for interim and annual reporting periods beginning after December 15, 2019. For all other public business entities ASU 2016‑13 is effective for interim and annual reporting periods beginning after December 15, 2020. As an emerging growth company, ASU 2016‑13 is effective for interim and annual reporting periods beginning after December 15, 2021, although early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2016‑13 on its consolidated financial statements. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016‑13, and on October 16, 2019, the FASB approved delaying the implementation of this ASU for private companies and smaller reporting companies until 2023. As an emerging growth company, the Company can take advantage of this delay. Management will continue to monitor any new developments regarding this possible delay.

In August 2018, the FASB issued ASU No. 2018‑13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements. ASU 2018‑13 is effective for all entities interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Entities are also allowed to elect for early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The revised disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019‑04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019‑05, Targeted Transition Relief to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. As an emerging growth company, these ASUs are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,607	$29	$(34)	$21,602
Obligations of state and political agencies	47,227	703	(74)	47,856
Mortgage backed securities
Residential agency	165,995	3,467	(125)	169,337
Commercial	32,546	139	(33)	32,652
Asset backed securities	152	5	—	157
Corporate bonds	7,069	43	—	7,112
Total available-for-sale investment securities	$274,596	$4,386	$(266)	$278,716

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$19,364	$—	$(222)	$19,142
Obligations of state and political agencies	67,662	171	(1,446)	66,387
Mortgage backed securities
Residential agency	129,906	210	(3,118)	126,998
Commercial	29,050	20	(303)	28,767
Asset backed securities	398	5	(4)	399
Corporate bonds	8,602	—	(121)	8,481
Total available-for-sale investment securities	$254,982	$406	$(5,214)	$250,174

The following tables present unrealized losses and fair values for available-for-sale investment securities as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(3)	$1,757	$(31)	$9,969	$(34)	$11,726
Obligations of state and political agencies	(23)	5,965	(51)	5,999	(74)	11,964
Mortgage backed securities
Residential agency	(44)	10,020	(81)	17,138	(125)	27,158
Commercial	(18)	9,215	(15)	3,126	(33)	12,341
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(88)	$26,959	$(178)	$36,232	$(266)	$63,191

	December 31, 2018
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(8)	$5,288	$(214)	$11,598	$(222)	$16,886
Obligations of state and political agencies	—	389	(1,446)	55,770	(1,446)	56,159
Mortgage backed securities
Residential agency	(44)	7,352	(3,074)	112,293	(3,118)	119,645
Commercial	(39)	7,844	(264)	9,741	(303)	17,585
Asset backed securities	—	2	(4)	155	(4)	157
Corporate bonds	—	—	(121)	8,481	(121)	8,481
Total available-for-sale investment securities	$(91)	$20,875	$(5,123)	$198,038	$(5,214)	$218,913

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach maturity date. The Company evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and estimated fair value of the available-for-sale investment securities as of September 30, 2019, by contractual maturity:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$3,016	$3,026
Due after one year through five years	35,948	35,989
Due after five years through ten years	78,983	80,405
Due after 10 years	156,649	159,296
Total available-for-sale investment securities	$274,596	$278,716

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with carrying value of $141.1 million and $149.0 million were pledged as of September 30, 2019 and December 31, 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale of available‑for‑sale investment securities, for the three and nine months ended September 30, 2019 and 2018, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Proceeds	$10,934	$2,021	$32,565	$2,466
Realized gains	59	—	357	105
Realized losses	11	—	22	5

As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Federal Reserve	$2,675	$2,675
FHLB	3,121	6,875

These securities can only be redeemed or sold at their par value and only to the respective issuing institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2019, the conversion ratio was 1.6298. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,285 Class A equivalents) that the Company owns as of September 30, 2019 and December 31, 2018, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial and industrial	$485,183	$510,706
Real estate construction	21,674	18,965
Commercial real estate	444,600	439,963
Total commercial	951,457	969,634
Consumer
Residential real estate first mortgage	459,763	448,143
Residential real estate junior lien	182,516	188,855
Other revolving and installment	92,351	95,218
Total consumer	734,630	732,216
Total loans	$1,686,087	$1,701,850

Total loans include net deferred loan fees and costs of $1.1 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonperforming	Loans
Commercial
Commercial and industrial	$481,480	$1,561	$45	$2,097	$485,183
Real estate construction	21,224	450	—	—	21,674
Commercial real estate	443,129	—	—	1,471	444,600
Total commercial	945,833	2,011	45	3,568	951,457
Consumer
Residential real estate first mortgage	456,981	2,105	—	677	459,763
Residential real estate junior lien	181,646	14	—	856	182,516
Other revolving and installment	92,176	169	—	6	92,351
Total consumer	730,803	2,288	—	1,539	734,630
Total loans	$1,676,636	$4,299	$45	$5,107	$1,686,087

	December 31, 2018
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonperforming	Loans
Commercial
Commercial and industrial	$504,313	$2,815	$—	$3,578	$510,706
Real estate construction	18,965	—	—	—	18,965
Commercial real estate	438,446	—	—	1,517	439,963
Total commercial	961,724	2,815	—	5,095	969,634
Consumer
Residential real estate first mortgage	444,470	2,411	—	1,262	448,143
Residential real estate junior lien	187,502	769	—	584	188,855
Other revolving and installment	94,615	581	—	22	95,218
Total consumer	726,587	3,761	—	1,868	732,216
Total loans	$1,688,311	$6,576	$—	$6,963	$1,701,850

The Company’s consumer loan portfolio is primarily comprised of both secured and unsecured loans that are relatively small and are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts and actual losses incurred.

The Company assigns a risk rating to all commercial loans, except pools of homogeneous loans, and periodically performs detailed internal and external reviews of risk rated loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the estimated fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan.

The Company’s ratings are aligned to pass and criticized categories. The criticized category includes special mention, substandard, and doubtful risk ratings. The risk ratings are defined as follows:

Pass:  A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard:  Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as substandard have a well‑defined weakness or weaknesses that jeopardize the repayment of the debt. Well‑defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss:  Loans classified as loss are considered uncollectible and charged off immediately.

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$453,707	$10,439	$20,781	$256	$485,183
Real estate construction	20,396	284	994	—	21,674
Commercial real estate	420,060	673	23,867	—	444,600
Total commercial	$894,163	$11,396	$45,642	$256	$951,457
Consumer
Residential real estate first mortgage	459,086	—	677	—	459,763
Residential real estate junior lien	180,344	—	2,172	—	182,516
Other revolving and installment	92,345	—	6	—	92,351
Total consumer	731,775	—	2,855	—	734,630
Total loans	$1,625,938	$11,396	$48,497	$256	$1,686,087

	December 31, 2018
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$459,565	$12,055	$37,523	$1,563	$510,706
Real estate construction	17,910	—	1,055	—	18,965
Commercial real estate	407,178	6,304	26,481	—	439,963
Total commercial	$884,653	$18,359	$65,059	$1,563	$969,634
Consumer
Residential real estate first mortgage	448,124	—	19	—	448,143
Residential real estate junior lien	186,370	—	2,485	—	188,855
Other revolving and installment	95,218	—	—	—	95,218
Total consumer	729,712	—	2,504	—	732,216
Total loans	$1,614,365	$18,359	$67,563	$1,563	$1,701,850

The adequacy of the allowance for loan losses is assessed at the end of each quarter. The allowance for loan losses includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogeneous pools and collectively evaluated for impairment.  The factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$11,694	$(962)	$(324)	$538	$10,946
Real estate construction	323	25	—	—	348
Commercial real estate	5,765	(4)	—	—	5,761
Total commercial	17,782	(941)	(324)	538	17,055
Consumer
Residential real estate first mortgage	1,155	(139)	—	—	1,016
Residential real estate junior lien	710	157	(20)	49	896
Other revolving and installment	380	1	(31)	28	378
Total consumer	2,245	19	(51)	77	2,290
Unallocated	1,219	2,420	—	—	3,639
Total	$21,246	$1,498	$(375)	$615	$22,984

	Nine months ended September 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$3,263	$(5,275)	$831	$10,946
Real estate construction	250	97	(1)	2	348
Commercial real estate	6,279	(668)	—	150	5,761
Total commercial	18,656	2,692	(5,276)	983	17,055
Consumer
Residential real estate first mortgage	1,156	(140)	—	—	1,016
Residential real estate junior lien	805	113	(154)	132	896
Other revolving and installment	380	388	(513)	123	378
Total consumer	2,341	361	(667)	255	2,290
Unallocated	1,177	2,462	—	—	3,639
Total	$22,174	$5,515	$(5,943)	$1,238	$22,984

	Three months ended September 30, 2018
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,024	$1,452	$(424)	$126	$11,178
Real estate construction	395	(109)	—	—	286
Commercial real estate	6,478	(72)	—	20	6,426
Total commercial	16,897	1,271	(424)	146	17,890
Consumer
Residential real estate first mortgage	1,486	(142)	—	—	1,344
Residential real estate junior lien	830	20	(47)	11	814
Other revolving and installment	483	31	(99)	26	441
Total consumer	2,799	(91)	(146)	37	2,599
Unallocated	173	350	—	—	523
Total	$19,869	$1,530	$(570)	$183	$21,012

	Nine months ended September 30, 2018
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,589	$6,158	$(3,078)	$509	$11,178
Real estate construction	343	1	(60)	2	286
Commercial real estate	4,909	1,458	—	59	6,426
Total commercial	12,841	7,617	(3,138)	570	17,890
Consumer
Residential real estate first mortgage	1,411	(38)	(29)	—	1,344
Residential real estate junior lien	902	(145)	(133)	190	814
Other revolving and installment	499	34	(236)	144	441
Total consumer	2,812	(149)	(398)	334	2,599
Unallocated	911	(388)	—	—	523
Total	$16,564	$7,080	$(3,536)	$904	$21,012

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$2,513	$482,670	$485,183	$1,429	$9,517	$—	$10,946
Real estate construction	—	21,674	21,674	—	348	—	348
Commercial real estate	1,480	443,120	444,600	352	5,409	—	5,761
Total commercial	3,993	947,464	951,457	1,781	15,274	—	17,055
Consumer
Residential real estate first mortgage	355	459,408	459,763	—	1,016	—	1,016
Residential real estate junior lien	804	181,712	182,516	324	572	—	896
Other revolving and installment	5	92,346	92,351	2	376	—	378
Total consumer	1,164	733,466	734,630	326	1,964	—	2,290
Total loans	$5,157	$1,680,930	$1,686,087	$2,107	$17,238	$3,639	$22,984

	December 31, 2018
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$3,945	$506,761	$510,706	$2,059	$10,068	$—	$12,127
Real estate construction	—	18,965	18,965	—	250	—	250
Commercial real estate	1,684	438,279	439,963	455	5,824	—	6,279
Total commercial	5,629	964,005	969,634	2,514	16,142	—	18,656
Consumer
Residential real estate first mortgage	352	447,791	448,143	—	1,156	—	1,156
Residential real estate junior lien	559	188,296	188,855	4	801	—	805
Other revolving and installment	20	95,198	95,218	20	360	—	380
Total consumer	931	731,285	732,216	24	2,317	—	2,341
Total loans	$6,560	$1,695,290	$1,701,850	$2,538	$18,459	$1,177	$22,174

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	September 30, 2019			December 31, 2018
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$1,757	$1,900	$1,429	$2,660	$2,752	$2,059
Commercial real estate	1,480	1,595	352	1,499	1,517	455
Residential real estate first mortgage	—	—	—	—	—	—
Residential real estate junior lien	536	619	324	4	4	4
Other revolving and installment	4	4	2	19	20	20
Total impaired loans with a valuation allowance	3,777	4,118	2,107	4,182	4,293	2,538
Impaired loans without a valuation allowance
Commercial and industrial	756	1,077	—	1,285	1,422	—
Commercial real estate	—	—	—	185	218	—
Residential real estate first mortgage	355	367	—	352	504	—
Residential real estate junior lien	268	290	—	555	697	—
Other revolving and installment	1	1	—	1	2	—
Total impaired loans without a valuation allowance	1,380	1,735	—	2,378	2,843	—
Total impaired loans
Commercial and industrial	2,513	2,977	1,429	3,945	4,174	2,059
Commercial real estate	1,480	1,595	352	1,684	1,735	455
Residential real estate first mortgage	355	367	—	352	504	—
Residential real estate junior lien	804	909	324	559	701	4
Other revolving and installment	5	5	2	20	22	20
Total impaired loans	$5,157	$5,853	$2,107	$6,560	$7,136	$2,538

The table below presents the average recorded investment in impaired loans and interest income for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,964	$4	$1,961	$9
Commercial real estate	1,623	2	1,767	2
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	619	1	63	1
Other revolving and installment	5	—	39	—
Total impaired loans with a valuation allowance	4,211	7	3,830	12
Impaired loans without a valuation allowance
Commercial and industrial	1,206	7	1,073	—
Commercial real estate	—	—	842	—
Residential real estate first mortgage	183	—	525	—
Residential real estate junior lien	297	—	394	—
Other revolving and installment	2	—	3	—
Total impaired loans without a valuation allowance	1,688	7	2,837	—
Total impaired loans
Commercial and industrial	3,170	11	3,034	9
Commercial real estate	1,623	2	2,609	2
Residential real estate first mortgage	183	—	525	—
Residential real estate junior lien	916	1	457	1
Other revolving and installment	7	—	42	—
Total impaired loans	$5,899	$14	$6,667	$12

	Nine Months Ended September 30,
	2019		2018
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$2,473	$12	$2,026	$27
Commercial real estate	1,668	6	1,793	7
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	621	3	63	2
Other revolving and installment	5	—	43	—
Total impaired loans with a valuation allowance	4,767	21	3,925	36
Impaired loans without a valuation allowance
Commercial and industrial	2,979	23	1,130	—
Commercial real estate	—	—	747	—
Residential real estate first mortgage	92	—	539	—
Residential real estate junior lien	302	—	403	1
Other revolving and installment	4	—	3	—
Total impaired loans without a valuation allowance	3,377	23	2,822	1
Total impaired loans
Commercial and industrial	5,452	35	3,156	27
Commercial real estate	1,668	6	2,540	7
Residential real estate first mortgage	92	—	539	—
Residential real estate junior lien	923	3	466	3
Other revolving and installment	9	—	46	—
Total impaired loans	$8,144	$44	$6,747	$37

Loans with a carrying value of $1.1 billion as of September 30, 2019 and December 31, 2018, were pledged to secure public deposits, and for other purposes required or permitted by law.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

During the first quarter of 2019 there was one loan that was modified as a troubled debt restructuring as a result of extending the amortization period. As of September 30, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was no specific reserve for the loan losses allocated to the loan modified as troubled debt restructuring. During the first quarter of 2018, there was one loan modified as a troubled debt restructuring as a result of adjusting the interest rate below current market levels. The balance at the time of restructuring was $1.0 million. As of December 31, 2018, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was no specific reserve for loan losses allocated to the loan modified as troubled debt restructuring.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

NOTE 5 Goodwill and Other Intangible Assets

As of September 30, 2019 and December 31, 2018, goodwill totaled $27.3 million.

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Goodwill
Banking	$20,131
Retirement and benefit services	7,198
Total goodwill	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$55,744	$(37,374)	$18,370	$55,744	$(34,972)	$20,772
Core deposit intangible assets	7,216	(6,204)	1,012	7,216	(5,515)	1,701
Total intangible assets	$62,960	$(43,578)	$19,382	$62,960	$(40,487)	$22,473

Amortization of intangible assets was $1.0 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.6 million for the comparable periods in 2018, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $560.9 million and $591.6 million as of September 30, 2019 and December 31, 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$4,300	$4,676	$4,623	$4,686
Additions	179	152	279	431
Amortization	(287)	(165)	(690)	(512)
(Impairment)/Recovery	(46)	8	(66)	66
Balance, end of period	$4,146	$4,671	$4,146	$4,671

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2019 and December 31, 2018. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2019	2018
Fair value of servicing rights	$4,146	$4,623
Weighted-average remaining term, years	20.5	20.8
Prepayment speeds	11.6%	7.8%
Discount rate	9.5%	10.5%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2032. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated financial statements as a right‑of‑use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters building with a lease term through 2022. As this lease was previously required to be recorded on the Company’s consolidated financial statements, Topic 842 did not materially impact the accounting for this lease.

The Company elected not to include short‑term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		September 30,
(dollars in thousands)		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,877
Finance lease right-of-use assets	Land, premises and equipment, net	347
Total lease right-of-use assets		$9,224
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$9,401
Finance lease liabilities	Long-term debt	690
Total lease liabilities		$10,091

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

September 30,
2019
Weighted-average remaining lease term, years
Operating leases	6.5
Finance leases	3.1
Weighted-average discount rate
Operating leases	3.2%
Finance leases	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ending September 30, 2019.

	Three months ended	Nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2019
Lease costs
Operating lease cost	$602	$1,772
Variable lease cost	222	633
Short-term lease cost	122	416
Finance lease cost
Interest on lease liabilities	14	45
Amortization of right-of-use assets	29	87
Sublease income	(65)	(202)
Net lease cost	$924	$2,751
Other information
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	600	1,774
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

	September 30, 2019
	Finance	Operating
(dollars in thousands)	Leases	Leases
2020	$251	$2,291
2021	251	1,676
2022	251	1,579
2023	20	1,506
2024	—	1,061
Thereafter	—	2,460
Total future minimum lease payments	$773	$10,573
Amounts representing interest	(83)	(1,172)
Total operating lease liabilities	$690	$9,401

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Noninterest-bearing demand	$537,951	$550,640
Interest-bearing
Interest-bearing demand	424,249	401,078
Savings accounts	55,513	53,971
Money market savings	622,647	598,820
Time deposits	192,753	170,587
Total interest-bearing	1,295,162	1,224,456
Total deposits	$1,833,113	$1,775,096

NOTE 9 Short‑Term Borrowings

There were no short‑term borrowings outstanding as of September 30, 2019. Short-term borrowing as of December 31, 2018, were $93.5 million and consisted of Fed funds purchased.

The following table presents information related to short-term borrowings for the three and nine months ending September 30, 2019 and September 30, 2018:

	Three months ended
	September 30,
(dollars in thousands)	2019	2018
Fed funds purchased
Balance as of end of period	$—	$73,930
Average daily balance	61,386	103,171
Maximum month-end balance	124,250	94,410
Weighted-average rate
During period	2.40%	2.21%
End of period	2.30%	2.30%
FHLB Short-term advances
Balance as of end of period	$—	$—
Average daily balance	25,815	—
Maximum month-end balance	—	—
Weighted-average rate
During period	2.58%	—%
End of period	—%	—%

	Nine months ended
	September 30,
(dollars in thousands)	2019	2018
Fed funds purchased
Balance as of end of period	$—	$73,930
Average daily balance	82,504	87,391
Maximum month-end balance	139,605	112,260
Weighted-average rate
During period	2.54%	0.36%
End of period	2.30%	2.30%
FHLB Short-term advances
Balance as of end of period	$—	$—
Average daily balance	12,985	110
Maximum month-end balance	135,000	—
Weighted-average rate
During period	2.44%	2.43%
End of period	—%	—%

NOTE 10 Long‑Term Debt

Long‑term debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,609	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,000	3,390	Three-month LIBOR + 3.10%	5.21%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,000	5,086	Three-month LIBOR + 1.80%	3.92%	9/15/2036	9/15/2011
Finance lease liability	2,700	690	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$62,700	$58,775

	December 31, 2018
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,562	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,000	3,357	Three-month LIBOR + 3.10%	5.92%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,000	5,035	Three-month LIBOR + 1.80%	4.59%	9/15/2036	9/15/2011
Obligations under capital lease	2,700	870	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$62,700	$58,824

The Company had a $150 thousand letter of credit with the Federal Home Loan Bank as of September 30, 2019 and December 31, 2018. Bank of North Dakota letters of credit are collateralized by loans pledged to the Bank of North Dakota in the amount of $244.8 million and $260.6 million as of September 30, 2019 and December 31, 2018, respectively. There were no outstanding letters of credit with the Bank of North Dakota as of September 30, 2019 and December 31, 2018, respectively.

NOTE 11 Financial Instruments with Off‑Balance Sheet Risk

In the normal course of business, the Bank has outstanding commitment and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

As of September 30, 2019 and December 31, 2018, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$570,220	$529,890
Standby letters of credit	8,023	8,852
Total	$578,243	$538,742

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

The Company was not required to perform on any financial guarantees and did not incur any losses on its commitments during the past two years.

NOTE 12 Share-Based Compensation

The Company has granted equity awards pursuant to the Alerus Financial Corporation 2009 Stock Plan. The awards can be in the form of restricted stock or restricted stock units and are considered to represent an element of employee compensation. Compensation expense for the award is based on the fair value of Alerus Financial Corporation common stock at the time of grant. The value of awards that are expected to vest, are amortized into expense over the vesting periods. The ability to grant awards under this plan have expired. Compensation expense relating to awards under this plan was $1.2 million and $702 thousand for the nine months ending September 30, 2019 and September 30, 2018, respectively.

The following table presents the activity in the stock plan for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock Awards
Outstanding at beginning of period	337,014	$18.36	336,397	$15.38
Granted	70,617	19.87	76,031	22.67
Vested	(53,882)	18.69	(76,753)	10.56
Forfeited or cancelled	(6,138)	17.34	—	—
Outstanding at end of period	347,611	$18.64	335,675	$18.13

As of September 30, 2019, there was $3.6 million of unrecognized compensation expense related to non-vested restricted stock awards granted under the plan. The expense is expected to be recognized over a weighted-average period of 3.29 years.

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock‑settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan is authorized to issue up to 1,100,000. As of September 30, 2019, no awards had been issued under the plan

For the nine months ended September 30, 2019, the Company issued 13,144 shares of common stock pursuant to the Alerus Financial Corporation Stock Grant Plan for Non‑Employee Directors. Compensation expense relating to stock awards under this plan for the nine months ending September 30, 2019 and 2018, was $251 thousand and $245 thousand respectively.

NOTE 13 Noninterest Income

All of the Company’s revenue from contracts with customers, within the scope of ASC 606, is recognized in noninterest income. The material groups of noninterest income are defined as follows:

Retirement and benefit services:  Retirement and benefit services income is primarily comprised of fees earned from the administration of retirement plans, record‑keeping, compliance services, payroll processing, health savings accounts, and flexible benefit plans. Fees are earned based on a combination of the market value of assets under administration and transaction based fees for services provided. Fees that are determined based on the market value of the assets under administration are generally billed monthly or quarterly in arrears and recognized monthly as the Company’s performance obligations are met. Other transaction based fees are recognized monthly as the performance obligation is satisfied.

Wealth management:  Wealth management income is earned from a variety of sources including trust administration and other related fiduciary services, custody, investment management and advisory services, and brokerage. Fees are based on the market value of the assets under management and are generally billed monthly in arrears and recognized monthly as the Company’s performance obligations are met. Commissions on transactions are recognized on a trade‑date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Other related services are based on a fixed fee schedule and the revenue is recognized when the services are rendered, which is when the Company has satisfied its performance obligation.

Service charges on deposit accounts:  Service charges on deposit accounts primarily consist of account analysis fees, monthly maintenance fees, overdraft fees, and other deposit account related fees. Overdraft fees and certain service charges are fixed and the performance obligation is typically satisfied at the time of the related transaction. The consideration for analysis fees and monthly maintenance fees are variable as the fee can be reduced if the customer meets certain qualifying metrics. The Company’s performance obligations are satisfied at the time of the transaction or over the course of a month.

Other noninterest income:  Other noninterest income components include debit card interchange fees, bank‑owned life insurance income and miscellaneous transactional fees. Income earned from these revenue streams is generally recognized concurrently with the satisfaction of the performance obligation.

The following table presents the Company’s noninterest income for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Retirement and benefits	$15,307	$15,536	$46,142	$46,873
Wealth management	3,896	3,685	11,385	10,948
Mortgage banking (1)	8,135	5,318	19,739	13,551
Service charges on deposit accounts	447	442	1,321	1,333
Net gains (losses) on investment securities (1)	48	13	357	119
Other
Interchange fees	506	509	1,480	1,519
Bank-owned life insurance income (1)	205	202	601	602
Misc. transactional fees	312	272	881	784
Other noninterest income	724	281	2,732	879
Total noninterest income	$29,580	$26,258	$84,638	$76,608

(1)	Not within scope of ASC 606.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,
	2019		2018
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$1,982	21.0%	$1,957	21.0%
Tax effect of:
Tax exempt income	(107)	(1.1)	(132)	(1.4)
Other	457	4.8	126	1.3
Applicable income taxes	$2,332	24.7%	$1,951	20.9%

	Nine months ended September 30,
	2019		2018
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$6,114	21.0%	$5,268	21.0%
Tax effect of:
Tax exempt income	(329)	(1.1)	(402)	(1.6)
Other	1,440	4.9	386	1.5
Applicable income taxes	$7,225	24.8%	$5,252	20.9%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through four operating segments: Banking, Retirement and Benefit Services, Wealth Management, and Mortgage.

The financial information presented on each segment sets forth net interest income, provision for loan losses, direct noninterest income, and direct noninterest expense, before indirect allocations. Corporate Administration includes the indirect overhead and is set forth in the table below. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended September 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,193	$—	$—	$384	$(896)	$18,681
Provision for loan losses	1,498	—	—	—	—	1,498
Noninterest income	1,695	15,307	3,896	8,135	547	29,580
Noninterest expense	10,800	8,551	1,835	7,256	8,885	37,327
Net income before taxes	$8,590	$6,756	$2,061	$1,263	$(9,234)	$9,436

	Nine months ended September 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$57,987	$—	$—	$818	$(2,713)	$56,092
Provision for loan losses	5,515	—	—	—	—	5,515
Noninterest income	5,273	46,142	11,385	19,739	2,099	84,638
Noninterest expense	30,880	26,142	5,936	17,184	25,960	106,102
Net income before taxes	$26,865	$20,000	$5,449	$3,373	$(26,574)	$29,113

	Three months ended September 30, 2018
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,568	$—	$17	$248	$(904)	$18,929
Provision for loan losses	1,521	—	—	9	—	1,530
Noninterest income	1,710	15,536	3,685	5,318	9	26,258
Noninterest expense	10,042	8,948	1,709	5,319	8,318	34,336
Net income before taxes	$9,715	$6,588	$1,993	$238	$(9,213)	$9,321

	Nine months ended September 30, 2018
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$57,960	$—	$47	$653	$(2,689)	$55,971
Provision for loan losses	7,071	—	—	9	—	7,080
Noninterest income	5,159	46,873	10,948	13,551	77	76,608
Noninterest expense	29,416	27,338	5,702	14,273	23,685	100,414
Net income before taxes	$26,632	$19,535	$5,293	$(78)	$(26,297)	$25,085

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through locations in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, Cobra recordkeeping and administration services, and payroll to employers.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the Banking office locations.

NOTE 16 Earnings Per Share

Beginning in the third quarter of 2019, the Company has elected to prospectively use the two-class method in calculating earnings per share due to the restricted stock awards and restricted stock units qualifying as participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings. Average shares of common stock for diluted net income per common share include shares to be issued upon the vesting of restricted stock awards and restricted stock units granted under the Company's share-based compensation plans.

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ending September 30, 2019 is presented below:

	Three months ended	Nine months ended
	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2019	2019
Net income	$7,104	$21,888
Dividends and undistributed earnings allocated to participating securities	154	514
Net income available to common shareholders	$6,950	$21,374
Weighted-average common shares outstanding for basic earnings per share	14,274	13,957
Dilutive effect of stock-based awards	352	360
Weighted-average common shares outstanding for diluted earnings per share	14,626	14,317
Earnings per common share:
Basic earnings per common share	$0.49	$1.53
Diluted earnings per common share	$0.48	$1.49

For the three and nine months ended September 30, 2018, the basic and diluted earnings per share were calculated using the treasury stock method, as presented in the table below. The Company determined that the impact to diluted earnings per share would be immaterial if calculated under the two-class method for the three and nine months ended September 30, 2018.

The calculation of basic and diluted earnings per share using the treasury stock method for the three and nine months ending September 30, 2018 is presented below:

	Three months ended	Nine months ended
	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2018	2018
Basic:
Net income attributable to common shareholders	$7,370	$19,833
Weighted-average common shares outstanding	13,777	13,759
Basic earnings per common share	$0.53	$1.44
Diluted:
Net income attributable to common shareholders	7,370	19,833
Weighted-average common shares outstanding	13,777	13,759
Add: Dilutive effect of stock-based awards	294	301
Weighted-average common shares outstanding for diluted EPS	14,071	14,060
Diluted earnings per common share	$0.52	$1.41

NOTE 17 Derivative Instruments

The Company did not have any derivatives designated as hedging instruments, as of September 30, 2019 and December 31, 2018. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Other assets	$2,036	$89,608	$12	$33,858
Forward loan sales commitments	Other assets	447	17,662	—	—
TBA mortgage backed securities	Other assets	—	—	—	—
Total asset derivatives		$2,483	$107,270	$12	$33,858
Liability Derivatives
Interest rate lock commitments	Accrued expenses and other liabilities	$—	$—	$—	$—
Forward loan sales commitments	Accrued expenses and other liabilities	—	—	7	2,956
TBA mortgage backed securities	Accrued expenses and other liabilities	104	148,500	—	—
Total liability derivatives		$104	$148,500	$7	$2,956

The gain (loss) recognized on derivative instruments for the three and nine months ended September 30, 2019 and 2018 was as follows:

		Gain/(loss)
		Three months ended		Nine months ended
		September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Consolidated Statements of Income Location	2019	2018	2019	2018
Interest rate lock commitments	Mortgage banking	$(257)	$(29)	$2,024	$(11)
Forward loan sales commitments	Mortgage banking	(199)	46	454	24
TBA mortgage backed securities	Mortgage banking	680	—	(104)	—
Total gain/(loss) from derivative instruments		$224	$17	$2,374	$13

NOTE 18 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2019 and December 31, 2018, the Bank had met all of the capital adequacy requirements to which it is subject and would be considered well capitalized under the regulatory framework for prompt corrective action.

The following table presents the Company’s and  the Bank’s actual capital amounts and ratios as of September 30, 2019 and December 31, 2018:

	September 30, 2019
					Minimum to be
			Requirements		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$233,030	12.38%	84,705	4.50%	N/A	N/A
Bank	222,600	11.84%	84,594	4.50%	122,192	6.50%
Tier 1 capital to risk weighted assets					.
Consolidated	241,197	12.81%	112,940	6.00%	N/A	N/A
Bank	222,600	11.84%	112,792	6.00%	150,390	8.00%
Total capital to risk weighted assets
Consolidated	313,700	16.67%	150,587	8.00%	N/A	N/A
Bank	245,585	13.06%	150,390	8.00%	187,987	10.00%
Tier 1 capital to average assets
Consolidated	241,197	11.33%	85,152	4.00%	N/A	N/A
Bank	222,600	10.47%	85,009	4.00%	106,261	5.00%

	December 31, 2018
					Minimum to be
			Requirements		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,745	8.43%	N/A	N/A	N/A	N/A
Bank	204,680	11.39%	80,866	4.50%	116,806	6.50%
Tier 1 capital to risk weighted assets
Consolidated	159,774	8.87%	N/A	N/A	N/A	N/A
Bank	204,680	11.39%	107,821	6.00%	143,761	8.00%
Total capital to risk weighted assets
Consolidated	231,510	12.86%	N/A	N/A	N/A	N/A
Bank	226,854	12.62%	143,806	8.00%	179,758	10.00%
Tier 1 capital to average assets
Consolidated	159,774	7.51%	N/A	N/A	N/A	N/A
Bank	204,680	9.63%	85,018	4.00%	106,272	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2019, and December 31, 2018, the Company was in compliance with HUD guidelines.

NOTE 19 Fair Value of Assets and Liabilities

The Company categorizes its assets and liabilities measured at estimated fair value into a three level hierarchy based on the priority of the inputs to the valuation technique used to determine estimated fair value. The estimated fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the estimated fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the estimated fair value measurement. Assets and liabilities valued at estimated fair value are categorized based on the following inputs to the valuation techniques as follows:

Level 1—Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2—Inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Estimated fair values for these instruments are estimated using pricing models, quoted prices of investment securities with similar characteristics, or discounted cash flows.

Level 3—Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Subsequent to initial recognition, the Company may re‑measure the carrying value of assets and liabilities measured on a nonrecurring basis to estimated fair value. Adjustments to estimated fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their estimated fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at estimated fair value for the initial and subsequent measurement on an instrument‑by‑instrument basis. The Company adopted the policy to value certain financial instruments at estimated fair value. The Company has not elected to measure any existing financial instruments at estimated fair value; however, it may elect to measure newly acquired financial instruments at estimated fair value in the future.

Recurring Basis

The Company uses estimated fair value measurements to record estimated fair value adjustments to certain assets and liabilities and to determine estimated fair value disclosures.

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities
U.S. treasury and government agencies	$—	$—	$—	$—
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,602	$—	$21,602
Obligations of state and political agencies	—	47,856	—	47,856
Mortgage backed securities
Residential agency	—	169,337	—	169,337
Commercial	—	32,652	—	32,652
Asset backed securities	—	157	—	157
Corporate bonds	—	7,112	—	7,112
Equity securities	2,675	—	—	2,675
Total available-for-sale and equity securities	$2,675	$278,716	$—	$281,391
Other assets
Derivatives	$—	$2,483	$—	$2,483
Other liabilities
Derivatives	$—	$104	$—	$104

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities
U.S. treasury and government agencies	$—	$1,539	$—	$1,539
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$19,142	$—	$19,142
Obligations of state and political agencies	—	66,387	—	66,387
Mortgage backed securities
Residential agency	—	126,998	—	126,998
Commercial	—	28,767	—	28,767
Asset backed securities	—	399	—	399
Corporate bonds	—	8,481	—	8,481
Equity securities	3,165	—	—	3,165
Total available-for-sale and equity securities	$3,165	$250,174	$—	$253,339
Other assets
Derivatives	$—	$12	$—	$12
Other liabilities
Derivatives	$—	$7	$—	$7

The following is a description of the valuation methodologies used for instruments measured at estimated fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

When available, the Company uses quoted market prices to determine the estimated fair value of investment securities; such items are classified in Level 1 of the estimated fair value hierarchy. For the Company’s investment securities for which quoted prices are not available for identical investment securities in an active market, the Company determines estimated fair value utilizing vendors who apply matrix pricing for similar bonds for which no prices are observable or may compile prices from various sources. These models are primarily industry‑standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Estimated fair values from these models are verified, where possible, against quoted prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained, or cannot be corroborated, a security is generally classified as Level 3.

Derivatives

All of the Company’s derivatives are traded in over‑the‑counter markets where quoted market prices are not readily available. For these derivatives, estimated fair value is measured using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, classify as Level 2. Examples of Level 2 derivatives are basic interest rate swaps and forward contracts. Any remaining derivative estimated fair value measurements using significant assumptions that are unobservable are classified as Level 3. Level 3 derivatives include interest rate lock commitments written for residential mortgage loans that are held for sale.

Nonrecurring Basis

Certain assets are measured at estimated fair value on a nonrecurring basis. These assets are not measured at estimated fair value on an ongoing basis; however, they are subject to estimated fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$66,021	$—	$66,021	$—
Loans held for branch sale	—	—	—	—
Impaired loans	—	3,050	3,050	2,107
Foreclosed assets	—	84	84	—
Servicing rights	—	4,146	4,146	—

	December 31, 2018
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$14,486	$—	$14,486	$—
Loans held for branch sale	—	32,031	32,031	—
Impaired loans	—	4,022	4,022	2,538
Foreclosed assets	—	204	204	245
Servicing rights	—	4,623	4,623	—

Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate estimated fair value of the held for sale loans is greater than cost.

On January 15, 2019, the Bank entered into an agreement with a third party to sell the loans of two branch locations in Duluth, Minnesota, and on April 26, 2019, the Bank completed the sale. As of December 31, 2018, the loans were held for branch sale and totaled $32.0 million. The estimated fair value in the table above was based on the agreed upon purchase price in the sales contract. The measurements were classified as Level 3.

Impairment losses for loans held for sale that are carried at the lower of cost or estimated fair value, represent additional net write‑downs during the period to record these loans at the lower of cost or estimated fair value, subsequent to their initial classification as loans held for sale.

Impaired Loans

In accordance with the provisions of the loan impairment guidance, loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms are measured for impairment. Allowable methods for estimating fair value include using the estimated fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using a discounted cash flow method. The estimated fair value method requires obtaining a current independent appraisal of the collateral and applying a discount factor, if necessary, to the appraised value and including costs to the sell. Because many of these inputs are not observable, the measurements are classified as Level 3.

Foreclosed Assets

Foreclosed assets are recorded at estimated fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or estimated fair value, less estimated selling costs with changes in the estimated fair value or any impairment amount recorded in other noninterest expense. Fair value measurements may be based upon appraisals, third‑party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.

Servicing Rights

Servicing rights do not trade in an active market with readily observable prices. Accordingly, the estimated fair value of servicing rights is determined using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Servicing rights are carried at lower of cost or market value, and therefore can be subject to estimated fair value measurements on a nonrecurring basis. Estimated fair value measurements of servicing rights use significant unobservable inputs and accordingly, are classified as Level 3. The Company obtains the estimated fair value of servicing rights from an independent third party pricing service and records the unadjusted estimated fair values in the financial statements.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2019, and December 31, 2018, were as follows:

			September 30, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	3,050	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	84	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	4,146	154-270	194
		Discount rate		9.5%	9.5%

			December 31, 2018
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Loans held for branch sale	Discounted cash flows	Sales agreement	32,031	N/A	N/A
Impaired loans	Appraisal value	Property specific adjustment	4,022	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	204	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	4,623	104 - 211	130
		Discount rate		10.5%	10.5%

Disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases in which quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived estimated fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments, with an estimated fair value that is not practicable to estimate and all non‑financial instruments, are excluded from the disclosure requirements. Accordingly, the aggregate estimated fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances, as of September 30, 2019 and December 31, 2018, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the consolidated balance sheets approximate those assets and liabilities estimated fair values.

Loans

For variable‑rate loans that reprice frequently and with no significant change in credit risk, estimated fair values are based on carrying values. The estimated fair values of other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank‑Owned Life Insurance

Bank‑owned life insurance is carried at the amount due upon surrender of the policy, which is also the estimated fair value. This amount was provided by the insurance companies based on the terms of the underlying insurance contract.

Deposits

The estimated fair values of demand deposits are, by definition, equal to the amount payable on demand at the consolidated balance sheet date. The estimated fair values of fixed‑rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Deposits Held for Sale

On January 15, 2019, the Bank entered into an agreement with a third party to sell the deposits of two branch locations in Duluth, Minnesota, and on April 26, 2019, the Bank completed the sale. As of December 31, 2018, the deposits were held for sale and totaled $24.2 million. The estimated fair value in the table below was based on the carrying value of the deposits, less the premium the Bank received, in accordance with the purchase agreement.

Short‑Term Borrowings and Long‑Term Debt

For variable‑rate borrowings that reprice frequently, estimated fair values are based on carrying values. The estimated fair value of fixed‑rate borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off‑Balance Sheet Credit‑Related Commitments

Off‑balance sheet credit related commitments are generally of short‑term nature. The contract amount of such commitments approximates their estimated fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,174	$61,174	$—	$—	$61,174
Loans	1,663,103	—	—	1,658,151	1,658,151
Accrued interest receivable	7,412	7,412	—	—	7,412
Bank-owned life insurance	31,364	—	31,364	—	31,364
Financial Liabilities
Noninterest-bearing transaction	$537,951	$—	$537,951	$—	$537,951
Interest-bearing transaction	1,102,409	—	1,102,409	—	1,102,409
Time deposits	192,753	—	—	192,869	192,869
Short-term borrowings	—	—	—	—	—
Long-term debt	58,775	—	58,285	—	58,285
Accrued interest payable	1,879	1,879	—	—	1,879

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$40,651	$40,651	$—	$—	$40,651
Loans	1,679,676	—	—	1,663,401	1,663,401
Accrued interest receivable	7,645	7,645	—	—	7,645
Bank-owned life insurance	30,763	—	30,763	—	30,763
Financial Liabilities
Noninterest-bearing transaction	$550,640	$—	$550,640	$—	$550,640
Interest-bearing transaction	1,053,869	—	1,053,869	—	1,053,869
Time deposits	170,587	—	—	172,616	172,616
Deposits held for sale	24,197	—	—	22,019	22,019
Short-term borrowings	93,460	93,460	—	—	93,460
Long-term debt	58,824	—	59,988	—	59,988
Accrued interest payable	720	720	—	—	720

NOTE 20 Branch Sale

On January 15, 2019, the Bank announced an agreement to sell the Bank’s branch offices located in Duluth, Minnesota, including loans and deposits attributable to those offices, to another financial institution. The Bank decided to exit the Duluth market to reallocate resources to the Minneapolis-St. Paul-Bloomington metropolitan statistical area, which is a higher growth market in the state, and its’ other core markets in the Phoenix-Mesa-Scottsdale metropolitan statistical area, and in Fargo and Grand Forks, North Dakota. The loans and deposits were classified as held for sale in the consolidated financial statements as of December 31, 2018. The transaction closed on April 26, 2019. The loans and deposits associated with this transaction totaled approximately $28.3 million and $19.4 million, respectively, as of the closing date. A pre‑tax gain on the sale was recognized in the amount of $1.5 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September  30, 2019 and 2018. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933, which contains audited financial statements of the Company as of and for the year ended December 31, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements we make regarding our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses; business and economic conditions generally and in the financial services industry, nationally and within our market areas; the overall health of the local and national real estate market; concentrations within our loan portfolio; the level of nonperforming assets on our balance sheet; our ability to implement our organic and acquisition growth strategies; the impact of economic or market conditions on our fee-based services; our ability to continue to grow our retirement and benefit services business; our ability to continue to originate a sufficient volume of residential mortgages; the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents; interruptions involving our information technology and telecommunications systems or third-party servicers; potential losses incurred in connection with mortgage loan repurchases; the composition of our executive management team and our ability to attract and retain key personnel; rapid technological change in the financial services industry; increased competition in the financial services industry; our ability to successfully manage liquidity risk; the effectiveness of our risk management framework; the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject; potential impairment to the goodwill we recorded in connection with our past acquisitions; the extensive regulatory framework that applies to us; the impact of recent and future legislative and regulatory changes; interest rate risks associated with our business; fluctuations in the values of the securities held in our securities portfolio; governmental monetary, trade and fiscal policies; any material weaknesses in our internal control over financial reporting; our success at managing the risks involved in the foregoing items; and any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a diversified financial services company headquartered in Grand Forks, North Dakota. Through our subsidiary, Alerus Financial, National Association (the “Bank”), we provide innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship‑oriented primary point of contact along with responsive and client‑friendly technology.

Our business model produces strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business lines. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States (“GAAP”). Our critical accounting policies require reliance on estimates and assumptions, which are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances, but may prove to be inaccurate or can be subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.

The most critical of these significant accounting policies are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements in our consolidated financial statements as of and for the periods ended December 31, 2018, 2017, and 2016 included in our prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.

Recent Developments

On September 17, 2019, we sold 2,860,000 shares of common stock in our initial public offering. On September 25, 2019,  we sold an additional 429,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The aggregate offering price for the shares sold by us was $69.1 million, and after deducting $4.7 million of underwriting discounts and $1.6 million of offering expenses paid to third parties, we received total net proceeds of $62.8 million. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-233339), which was declared effective by the SEC on September 12, 2019.

On August  28, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share. This dividend was paid out on October 11, 2019, to stockholders of record at the close of business on September 20, 2019.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2019	2019	2018	2019	2018
Performance Ratios
Return on average total assets	1.29%	1.52%	1.36%	1.34%	1.25%
Return on average common equity	12.42%	15.82%	15.45%	13.74%	14.35%
Return on average tangible common equity (1)	17.01%	21.93%	23.08%	19.24%	22.05%
Noninterest income as a % of revenue	61.29%	62.11%	58.11%	60.14%	57.78%
Net interest margin (taxable-equivalent basis) (1)	3.69%	3.62%	3.80%	3.72%	3.85%
Efficiency ratio (1)	75.17%	70.74%	73.16%	73.06%	72.84%
Net charge-offs/(recoveries) to average loans	(0.01)%	0.18%	0.02%	0.27%	0.16%
Dividend payout ratio	29.17%	23.73%	25.00%	28.19%	27.66%
Per Common Share
Earnings per common share - basic	$0.49	$0.60	$0.53	$1.53	$1.44
Earnings per common share - diluted	$0.48	$0.59	$0.52	$1.49	$1.41
Dividends declared per common share	$0.14	$0.14	$0.13	$0.42	$0.39
Tangible book value per common share (1)	$13.77	$12.02	$10.11	$13.77	$10.11
Average common shares outstanding - basic	14,274	13,810	13,777	13,957	13,759
Average common shares outstanding - diluted	14,626	14,100	14,071	14,317	14,060
Other Data
Assets under administration	$27,702,273	$27,854,052	$28,533,616	$27,702,273	$28,533,616
Assets under management	5,724,412	5,260,233	4,854,106	5,724,412	4,854,106
Mortgage originations	313,527	246,115	222,330	685,178	609,941

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2019	2019	2018	2019	2018
Selected Average Balance Sheet Data
Loans	$1,691,542	$1,724,081	$1,699,048	$1,715,629	$1,661,493
Investment securities	257,561	255,502	248,568	255,903	256,331
Assets	2,176,862	2,200,797	2,144,841	2,185,868	2,115,708
Deposits	1,763,217	1,777,003	1,764,939	1,779,610	1,755,473
Short-term borrowings	87,201	115,892	103,171	95,489	87,501
Long-term debt	58,776	58,808	58,812	58,798	58,812
Stockholders’ equity	226,931	211,655	189,311	212,911	184,733

	September 30,	June 30,	September 30,
(dollars in thousands)	2019	2019	2018
Selected Period End Balance Sheet Data
Loans	$1,686,087	$1,713,452	$1,724,656
Allowance for loan losses	(22,984)	(21,246)	(21,012)
Investment securities	281,391	256,252	246,387
Assets	2,228,311	2,207,129	2,171,821
Deposits	1,833,113	1,753,365	1,817,709
Long-term debt	58,775	58,808	58,824
Total stockholders’ equity	281,403	213,765	190,082

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2019	2019	2018	2019	2018
Selected Income Statement Data
Net interest income	$18,681	$18,291	$18,929	$56,092	$55,971
Provision for loan losses	1,498	1,797	1,530	5,515	7,080
Noninterest income	29,580	29,984	26,258	84,638	76,608
Noninterest expense	37,327	35,261	34,336	106,102	100,414
Income before income taxes	9,436	11,217	9,321	29,113	25,085
Income tax expense	2,332	2,869	1,951	7,225	5,252
Net income	$7,104	$8,348	$7,370	$21,888	$19,833

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity, including ESOP-owned shares, less goodwill and other intangible assets; (ii) tangible common equity per share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (v) net interest margin (tax-equivalent) as net interest income plus a tax-equivalent adjustment, divided by average earning assets; and (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated.

	September 30,	June 30,	December 31,	September 30,
	2019	2019	2018	2018
Tangible common equity to tangible assets
Total common stockholders’ equity	$281,403	$213,765	$196,954	$190,082
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	19,382	20,372	22,473	23,523
Tangible common equity (a)	234,692	166,064	147,152	139,230
Total assets	2,228,311	2,207,129	2,179,070	2,171,821
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	19,382	20,372	22,473	23,523
Tangible assets (b)	2,181,600	2,159,428	2,129,268	2,120,969
Tangible common equity to tangible assets (a)/(b)	10.76%	7.69%	$6.91%	6.56%
Tangible book value per common share
Total common stockholders’ equity	$281,403	$213,765	$196,954	$190,082
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	19,382	20,372	22,473	23,523
Tangible common equity (c)	234,692	166,064	147,152	139,230
Total common shares issued and outstanding (d)	17,049	13,816	13,775	13,776
Tangible book value per common share (c)/(d)	$13.77	$12.02	$10.68	$10.11

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Return on average tangible common equity
Net income	$7,104	$8,348	$7,370	$21,888	$19,833
Add: Intangible amortization expense (net of tax)	782	830	945	2,442	2,835
Net income, excluding intangible amortization (e)	7,886	9,178	8,315	24,330	22,668
Average total equity	226,931	211,655	189,311	212,911	184,733
Less: Average goodwill	27,329	27,329	27,329	27,329	27,329
Less: Average other intangible assets (net of tax)	15,697	16,498	19,045	16,502	19,982
Average tangible common equity (f)	183,905	167,828	142,937	169,080	137,422
Return on average tangible common equity (e)/(f)	17.01%	21.93%	23.08%	19.24%	22.05%
Net interest margin (tax-equivalent)
Net interest income	$18,681	$18,291	$18,929	$56,092	$55,971
Tax-equivalent adjustment	81	84	114	257	348
Tax-equivalent net interest income (g)	18,762	18,375	19,043	56,349	56,319
Average earning assets (h)	2,017,198	2,037,605	1,987,267	2,024,814	1,955,253
Net interest margin (tax-equivalent) (g)/(h)	3.69%	3.62%	3.80%	3.72%	3.85%
Efficiency ratio
Noninterest expense	$37,327	$35,261	$34,336	$106,102	$100,414
Less: Intangible amortization expense	990	1,050	1,196	3,091	3,588
Adjusted noninterest expense (i)	36,337	34,211	33,140	103,011	96,826
Net interest income	18,681	18,291	18,929	56,092	55,971
Noninterest income	29,580	29,984	26,258	84,638	76,608
Tax-equivalent adjustment	81	84	114	257	348
Total tax-equivalent revenue (j)	48,342	48,359	45,301	140,987	132,927
Efficiency ratio (i)/(j)	75.17%	70.74%	73.16%	73.06%	72.84%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2019 was $7.1 million, or $0.48 per diluted common share, compared to $7.4 million, or $0.52 per diluted common share, for the three months ended September 30, 2018. The decrease of $266 thousand in net income was primarily due to an increase of $3.3 million in noninterest income, offset by increases of $3.0 million in noninterest expense and $381 thousand in income tax expense and a $248 thousand decrease in net interest income.

Net income for the nine months ended September 30, 2019 was  $21.9 million, or $1.49 per diluted common share, compared to $19.8 million, or $1.41 per diluted common share, for the nine months ended September 30, 2018. The increase of $2.1 million in net income in the first nine months of 2019 primarily reflects an increase of $8.0 million in noninterest income and a $1.6 million decrease in provision for loan losses partially offset by an increase of $5.7 million in noninterest expense and an increase in income tax expense of $2.0 million.

Net Interest Income

Net interest income is the difference between interest income and yield‑related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018.

Net interest income was  $18.7 million and $18.9 million for the three months ended September 30, 2019 and 2018, respectively. The three months ended September 30, 2019 included a $1.4 million increase in interest income offset by a $1.7 million increase in interest expense, compared to the same period in 2018. The increase in interest income was primarily driven by an increase of $1.3 million in interest and fees on loans, whereas the increase in interest expense was primarily driven by an increase of $1.7 million in deposit interest expense. The change in interest and fees on loans for the three months ended September 30, 2019, compared to the same period 2018 was driven by a combination of growth in total loans and by higher interest rates. The increase in deposit interest expense during the three months ended September 30, 2019, was primarily due to higher average rates paid on deposits as a result of the increase in the target federal funds rate, as well as an increase in total deposits compared to the same period in 2018.

Net interest income was  $56.1 million and $56.0 million for the nine months ended September 30, 2019 and 2018, respectively. The nine months ended September 30, 2019 included a $5.9 million increase in interest income offset by a $5.8 million increase in interest expense, compared to the same period in 2018. The increase in interest income was primarily driven by an increase of $5.6 million in interest and fees on loans, whereas the increase in interest expense was primarily driven by an increase of $5.3 million in deposit interest expense and an increase of $500 thousand in interest expense on other borrowed funds. The change in interest and fees on loans for the nine months ended September 30, 2019 compared to the same period 2018 was driven by a combination of growth in total loans and by higher interest rates. The increase in deposit interest expense during the nine months ended September 30, 2019 was driven by a combination of growth in total deposits and higher average rates paid on deposits as a result of the increase in the target federal fund rate, compared to the same period in 2018.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended September 30, 2019 was 3.69%, compared to 3.80% for the same period in 2018. The decrease of 11 basis points was primarily a result of an increased cost of funds compared to the same period in 2018. For the three months ended September 30, 2019 and 2018, the average yield on total loans was 5.06% and 4.77%, respectively. For the three months ended September 30, 2019 and 2018, the cost of interest-bearing liabilities was 1.39% and 0.94%, respectively.

Our net interest margin (FTE) for the nine months ended September 30, 2019 was 3.72%, compared to 3.85% for the same period in 2018. The decrease of 13 basis points was primarily a result of an increased cost of funds compared to the same period in 2018. For the nine months ended September 30, 2019 and 2018, the average yield on total loans was 5.03% and 4.77%, respectively. For the nine months ended September 30, 2019 and 2018, the cost of interest-bearing liabilities was 1.33% and 0.83%, respectively.

The following tables present average balance sheet information,  interest income, interest expense and the corresponding average yields on assets, and average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a comparable basis.

	Three months ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$12,998	$83	2.53%	$7,260	$43	2.35%
Investment securities (1)	257,561	1,580	2.43%	248,568	1,510	2.41%
Loans held for sale	45,794	359	3.11%	22,438	182	3.22%
Loans
Commercial:
Commercial and industrial	494,081	6,830	5.48%	524,601	6,867	5.19%
Real estate construction	25,137	352	5.56%	23,999	326	5.39%
Commercial real estate	439,751	5,866	5.29%	435,950	5,133	4.67%
Total commercial	958,969	13,048	5.40%	984,550	12,326	4.97%
Consumer
Residential real estate first mortgage	454,971	4,789	4.18%	434,691	4,530	4.13%
Residential real estate junior lien	184,124	2,611	5.63%	188,897	2,563	5.38%
Other revolving and installment	93,478	1,117	4.74%	90,910	1,009	4.40%
Total consumer	732,573	8,517	4.61%	714,498	8,102	4.50%
Total loans (1)	1,691,542	21,565	5.06%	1,699,048	20,428	4.77%
Federal Reserve/FHLB Stock	9,303	119	5.07%	9,953	148	5.90%
Total interest earning assets	2,017,198	23,706	4.66%	1,987,267	22,311	4.45%
Noninterest earning assets	159,664			157,574
Total assets	$2,176,862			$2,144,841
Interest-Bearing Liabilities
Interest-bearing demand deposits	$424,896	$522	0.49%	$393,390	$231	0.23%
Money market and savings deposits	649,190	2,162	1.32%	619,386	1,042	0.67%
Time deposits	187,023	822	1.74%	207,009	517	0.99%
Short-term borrowings	87,201	539	2.46%	103,171	575	2.21%
Long-term debt	58,776	899	6.07%	58,812	903	6.09%
Total interest-bearing liabilities	1,407,086	4,944	1.39%	1,381,768	3,268	0.94%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	502,108			545,154
Other noninterest-bearing liabilities	40,737			28,608
Stockholders’ equity	226,931			189,311
Total liabilities and stockholders’ equity	$2,176,862			$2,144,841
Net interest rate spread			3.27%			3.51%
Net interest rate margin (2)			3.69%			3.80%

	Nine months ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$12,910	$231	2.39%	$7,905	$121	2.05%
Investment securities (1)	255,903	4,803	2.51%	256,331	4,648	2.42%
Loans held for sale	30,734	745	3.24%	20,217	459	3.04%
Loans
Commercial:
Commercial and industrial	509,806	20,966	5.50%	514,940	19,549	5.08%
Real estate construction	23,532	975	5.54%	24,533	1,000	5.45%
Commercial real estate	444,964	16,768	5.04%	441,209	15,665	4.75%
Total commercial	978,302	38,709	5.29%	980,682	36,214	4.94%
Consumer
Residential real estate first mortgage	455,898	14,496	4.25%	402,644	12,528	4.16%
Residential real estate junior lien	186,744	8,028	5.75%	191,348	7,665	5.36%
Other revolving and installment	94,685	3,286	4.64%	86,819	2,830	4.36%
Total consumer	737,327	25,810	4.68%	680,811	23,023	4.52%
Total loans (1)	1,715,629	64,519	5.03%	1,661,493	59,237	4.77%
Federal Reserve/FHLB Stock	9,638	372	5.16%	9,307	354	5.09%
Total interest earning assets	2,024,814	70,670	4.67%	1,955,253	64,819	4.43%
Noninterest earning assets	161,054			160,455
Total assets	$2,185,868			$2,115,708
Interest-Bearing Liabilities
Interest-bearing demand deposits	$423,181	$1,415	0.45%	$405,837	$699	0.23%
Money market and savings deposits	675,921	6,217	1.23%	618,700	2,552	0.55%
Time deposits	183,686	2,170	1.58%	199,928	1,230	0.82%
Short-term borrowings	95,489	1,805	2.53%	87,501	1,331	2.03%
Long-term debt	58,798	2,714	6.17%	58,812	2,688	6.11%
Total interest-bearing liabilities	1,437,075	14,321	1.33%	1,370,778	8,500	0.83%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	496,822			531,008
Other noninterest-bearing liabilities	39,060			29,189
Stockholders’ equity	212,911			184,733
Total liabilities and stockholders’ equity	$2,185,868			$2,115,708
Net interest rate spread			3.34%			3.60%
Net interest rate margin (2)			3.72%			3.85%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume.

	Three Months Ended September 30, 2019			Nine months ended September 30, 2019
	Compared with			Compared with
	Three Months Ended September 30, 2018			Nine months ended September 30, 2018
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$34	$6	$40	$77	$33	$110
Investment securities	55	15	70	(8)	163	155
Loans held for sale	190	(13)	177	239	47	286
Loans
Commercial:
Commercial and industrial	(399)	362	(37)	(195)	1,612	1,417
Real estate construction	15	11	26	(41)	16	(25)
Commercial real estate	45	688	733	133	970	1,103
Total commercial	(339)	1,061	722	(103)	2,598	2,495
Consumer	`
Residential real estate first mortgage	211	48	259	1,657	311	1,968
Residential real estate junior lien	(65)	113	48	(185)	548	363
Other revolving and installment	28	80	108	257	199	456
Total consumer	174	241	415	1,729	1,058	2,787
Total loans	(165)	1,302	1,137	1,626	3,656	5,282
Federal Reserve/FHLB Stock	(10)	(19)	(29)	13	5	18
Total interest income	104	1,291	1,395	1,947	3,904	5,851
Interest-bearing liabilities
Interest-bearing demand deposits	18	273	291	30	686	716
Money market and savings deposits	50	1,070	1,120	235	3,430	3,665
Time deposits	(50)	355	305	(100)	1,040	940
Short-term borrowings	(89)	53	(36)	121	353	474
Long-term debt	(1)	(3)	(4)	(1)	27	26
Total interest expense	(72)	1,748	1,676	285	5,536	5,821
Change in net interest income	$176	$(457)	$(281)	$1,662	$(1,632)	$30

Provision for Loan Losses

The provision for loan losses reflects our judgment of the expense necessary to achieve the appropriate amount of the allowance for loan losses.  We maintain the allowance for loan losses at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The allowance for loan losses is determined through detailed quarterly analysis of the loan portfolio.  The allowance for loan losses is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the allowance for loan losses are the level of net charge-offs, nonperforming assets, risk-rating migration, as well as changes in our portfolio size and composition.

We recorded a provision for loan losses of $1.5 million for both the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 we recorded a provision for loan losses of $5.5 million compared to $7.1 million for the nine months ended September 30, 2018. The decrease in provision for loan losses was primarily due to a decrease in criticized assets as well as a decrease in the total loans outstanding.

Noninterest Income

Our noninterest income is generated from four primary sources:  (1) retirement and employee benefits;  (2) wealth management, comprised of trust services, investment products and services, and asset management services; (3) mortgage banking; and (4) other general banking services related to loans, deposits and other core client activities typically provided through the branch network and electronic banking channels.

The following table presents our noninterest income for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Retirement and benefit services	$15,307	$15,536	$46,142	$46,873
Wealth management	3,896	3,685	11,385	10,948
Mortgage banking	8,135	5,318	19,739	13,551
Service charges on deposit accounts	447	442	1,321	1,333
Net gains (losses) on investment securities	48	13	357	119
Other	1,747	1,264	5,694	3,784
Total noninterest income	$29,580	$26,258	$84,638	$76,608
Noninterest income as a % of revenue	61.29%	58.11%	60.14%	57.78%

Total noninterest income for the three months ended September 30, 2019 was $29.6 million, an increase of $3.3 million compared to $26.3 million for the three months ended September 30, 2018. The increase in noninterest income was primarily due to an increase in mortgage division revenue driven by a $91.2 million increase in mortgage originations, along with the transition to mandatory delivery of mortgage loans to the secondary market. Other noninterest income increased $483 thousand, as we realized a $542 thousand gain on the sale of a parcel of land in Grand Forks, North Dakota. This increase was partially offset by a decrease in retirement and benefits revenue of $229 thousand due to a decrease in asset based fees, partially offset by an increase in transaction fees.

Total noninterest income for the nine months ended September 30, 2019 was $84.6 million an increase of  $8.0 million,  compared to $76.6 million for the nine months ended September 30, 2018. The increase in noninterest income was primarily due to an increase in mortgage division revenue of $6.2 million,  driven by the transition to mandatory delivery of mortgage loans to the secondary market in addition to an increase of $75.2 million in mortgage originations. Other noninterest income increased $1.9 million as we realized a $1.5 million gain on the sale of our Duluth, Minnesota branch as well as a $542 thousand gain on the sale of a parcel of land in Grand Forks, North Dakota. These increases  were partially offset by a decrease in retirement and benefits revenue of $731 thousand due to a decrease in asset based fees, partially offset by an increase in transaction fees.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 61.3% for the three months ending September 30, 2019, compared to 58.1% for the three months ending September 30, 2018. The increase was due to noninterest income increasing by 12.7%  while net interest income decreased 1.3%.

Noninterest income as a percent of total operating revenue was 60.1% for the nine months ending September 30, 2019, compared to 57.8% for the nine months ending September 30, 2018. The increase was due to noninterest income increasing by 10.5%  while net interest income only increased by 0.2%.

See “NOTE 15 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Compensation	$20,041	$17,873	$54,997	$50,906
Employee benefits	4,600	4,314	15,188	13,606
Occupancy and equipment expense	2,700	2,698	8,086	8,215
Business services, software and technology expense	4,224	3,731	12,044	10,467
Intangible amortization expense	990	1,196	3,091	3,588
Professional fees and assessments	1,051	1,628	3,146	3,734
Marketing and business development	890	856	2,024	2,439
Supplies and postage	631	611	2,027	1,902
Travel	435	382	1,335	1,252
Mortgage and lending expenses	751	437	1,966	1,597
Other	1,014	610	2,198	2,708
Total noninterest expense	$37,327	$34,336	$106,102	$100,414

Total noninterest expense for the three months ended September 30, 2019 was $37.3 million, an increase of  $3.0 million compared to $34.3 million for the three months ended September 30, 2018. The increase in noninterest expense was primarily due to an increase in compensation and employee benefits of $2.5 million, an increase in business services, software and technology expense of $493 thousand, an increase of $314 thousand in mortgage and lending expenses, and an increase of $404 thousand in other expenses. The increase in compensation and employee benefits between periods was primarily the result of additional investments in talent, with an increase of eight, on average, full‑time equivalent employees along with annual merit pay increases. The increase in technology related expenses was due to the continued investments related to our new client relationship manager software and digital delivery of solutions to clients. These increases were partially offset by decreases of $577 thousand in professional fees and assessments and $206 thousand in intangible amortization expense.

Total noninterest expense for the nine months ended September 30, 2019 was $106.1 million, an increase of $5.7 million compared to $100.4 million for the nine months ended September 30, 2018. The increase in noninterest expense was primarily due to an increase in compensation and employee benefits of $5.7 million, an increase in business services, software and technology expense of $1.6 million, and an increase of $369 thousand in mortgage and lending expenses. The increase in compensation and employee benefits between periods was the result of an increase of fourteen, on average, full‑time equivalent employees, along with an increased cost of health insurance benefits. The increase in technology related expenses was due to the continued investments related to our new client relationship manager software and digital delivery of solutions to clients. These increases were partially offset by decreases of $588 thousand in professional fees and assessments, $510 thousand in other expenses, $497 thousand in intangible amortization expense, and $415 thousand in marketing and business development.

Income Tax Expense

Income tax expense is an estimate based on the amount we expect to owe the respective taxing authorities, plus the impact of deferred tax items. Accrued taxes represent the net estimated amount due, or to be received from, taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

For the three months ended September 30, 2019, we recognized income tax expense of $2.3 million on $9.4 million of pre‑tax income, resulting in an effective tax rate of 24.7%, compared to income tax expense of $2.0 million on $9.3 million of pre‑tax income, resulting in an effective tax rate of 20.9%, for the three months ended September 30, 2018. The increase in the effective tax rate was primarily due to a reduction in tax exempt income and net operating loss deductions for the three months ended September 30, 2019 as compared to the same period in 2018.

For the nine months ended September 30, 2019, we recognized income tax expense of $7.2 million on $29.1 million of pre‑tax income, resulting in an effective tax rate of 24.8%, compared to income tax expense of $5.3 million on $25.1 million of pre‑tax income, resulting in an effective tax rate of 20.9%, for the nine months ended September 30, 2018. The increase in the effective tax rate was primarily due to a reduction in excess tax benefits from stock‑based compensation and a reduction in tax exempt income for the nine months ended September 30, 2019, as compared to the same period in 2018.

Financial Condition

Overview

Total assets were $2.2 billion as of September 30, 2019, an increase of $49.2 million, or 2.3%, as compared to December 31, 2018. The increase in total assets was primarily due to increases of $51.5 million in loans held for sale, $28.5 million in available-for-sale investment securities, $20.5 million in cash and cash equivalents, and the recognition of $8.9 million in operating lease right-of-use assets. These increases were offset by a reduction of $32.0 million in loans held for branch sale, and $15.8 million in loans.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer financing loans. The goal of the overall portfolio mix is to retain balance with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories.

Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.

Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, retail shopping centers and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers.

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15‑ to 30‑year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed‑rate and adjustable‑rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. Residential real estate loans also include home equity loans and lines of credit that are secured by a first‑ or second‑lien on the borrower’s residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

The following table presents the composition of total loans outstanding by portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial	$485,183	28.7%	$510,706	30.0%	$(25,523)	(5.0)%
Real estate construction	21,674	1.3%	18,965	1.1%	2,709	14.3%
Commercial real estate	444,600	26.4%	439,963	25.9%	4,637	1.1%
Total commercial	951,457	56.4%	969,634	57.0%	(18,177)	(1.9)%
Consumer
Residential real estate first mortgage	459,763	27.3%	448,143	26.3%	11,620	2.6%
Residential real estate junior lien	182,516	10.8%	188,855	11.1%	(6,339)	(3.4)%
Other revolving and installment	92,351	5.5%	95,218	5.6%	(2,867)	(3.0)%
Total consumer	734,630	43.6%	732,216	43.0%	2,414	0.3%
Total loans	$1,686,087	100.0%	$1,701,850	100.0%	$(15,763)	(0.9)%

Total loans outstanding of $1.69 billion as of September 30, 2019, decreased $15.8 million, or 0.9%, from December 31, 2018. The decrease in total loans was primarily due to a decrease in our commercial and industrial loans of $25.5 million, and residential real estate junior liens of $6.3 million. These decreases were offset by increases of $11.6 million in residential real estate first mortgages and $4.6 million in commercial real estate loans.

The following table presents the maturities and type of interest rates for the loan portfolio as of September 30, 2019.

	September 30, 2019
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$189,754	$219,468	$75,961	$485,183
Real estate construction	6,381	10,201	5,092	21,674
Commercial real estate	44,431	222,814	177,355	444,600
Total commercial	240,566	452,483	258,408	951,457
Consumer
Residential real estate first mortgage	20,339	18,739	420,685	459,763
Residential real estate junior lien	21,234	86,632	74,650	182,516
Other revolving and installment	16,162	59,335	16,854	92,351
Total consumer	57,735	164,706	512,189	734,630
Total loans	$298,301	$617,189	$770,597	$1,686,087
Sensitivity of loans to changes in interest rates
Fixed interest rates		$475,519	$515,514
Floating interest rates		141,670	255,083
Total		$617,189	$770,597

As of September 30, 2019, 63.8% of the loan portfolio bore interest at fixed rates and 36.2% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

Our strategy for credit risk management includes well‑defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. We strive to identify potential problem loans early, take necessary charge‑offs promptly, and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. We utilize an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories.  The criticized category includes special mention, substandard, and doubtful risk ratings.  See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk rating.

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial and industrial	$31,476	$51,141
Real estate construction	1,278	1,055
Commercial real estate	24,540	32,785
Total commercial	57,294	84,981
Consumer
Residential real estate first mortgage	677	19
Residential real estate junior lien	2,172	2,485
Other revolving and installment	6	—
Total consumer	2,855	2,504
Total loans	$60,149	$87,485
Criticized loans as a percent of total loans	3.57%	5.14%

The following table presents information regarding nonperforming assets as of September 31, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans	$5,107	$6,963
Accruing loans 90+ days past due	45	—
Total nonperforming loans	5,152	6,963
OREO and repossessed assets	84	204
Total nonperforming assets	$5,236	$7,167
Nonperforming loans to total loans	0.31%	0.41%
Nonperforming assets to total assets	0.23%	0.33%
Allowance for loan losses to nonperforming loans	446%	318%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management believes is sufficient to absorb incurred losses in the loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge‑offs, net of recoveries.

The allowance for loan losses represents management’s assessment of probable credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific components, based on individual evaluation of certain loans, and general components for homogeneous pools of loans with similar risk characteristics.

Impaired loans include loans placed on nonaccrual status and TDRs. Loans are considered impaired when, based on current information and events, it is probable that all amounts due, in accordance with the original contractual terms of the loan agreement, will not be collected. When determining if all amounts due in accordance with the original contractual terms of the loan agreement will be collected, the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral, are taken into consideration. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All impaired loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent.

The allowance for non‑impaired loans is based on historical losses adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment. These portfolio segments include commercial and industrial, real estate construction, commercial real estate, residential real estate first mortgage, residential real estate junior liens, and other revolving and installment.

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $980 thousand as of September 30, 2019, compared to $1.4 million as of December 31, 2018.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance—beginning of period	$21,246	$19,869	$22,174	$16,564
Commercial loan charge-offs
Commercial and Industrial	(324)	(424)	(5,275)	(3,078)
Real estate construction	—	—	(1)	(60)
Commercial real estate	—	—	—	—
Total commercial loan charge-offs	(324)	(424)	(5,276)	(3,138)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	(29)
Residential real estate junior lien	(20)	(47)	(154)	(133)
Other revolving and installment	(31)	(99)	(513)	(236)
Total consumer loan charge-offs	(51)	(146)	(667)	(398)
Total loan charge-offs	(375)	(570)	(5,943)	(3,536)
Commercial loan recoveries
Commercial and Industrial	538	126	831	509
Real estate construction	—	—	2	2
Commercial real estate	—	20	150	59
Total commercial recoveries	538	146	983	570
Consumer loan recoveries
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	49	11	132	190
Other revolving and installment	28	26	123	144
Total consumer loan recoveries	77	37	255	334
Total loan recoveries	615	183	1,238	904
Net loan charge-offs (recoveries)	(240)	387	4,705	2,632
Commercial loan provision
Commercial and Industrial	(962)	1,452	3,263	6,158
Real estate construction	25	(109)	97	1
Commercial real estate	(4)	(72)	(668)	1,458
Total commercial loan provision	(941)	1,271	2,692	7,617
Consumer loan provision
Residential real estate first mortgage	(139)	(142)	(140)	(38)
Residential real estate junior lien	157	20	113	(145)
Other revolving and installment	1	31	388	34
Total consumer loan provision	19	(91)	361	(149)
Unallocated provision expense	2,420	350	2,462	(388)
Total loan loss provision	1,498	1,530	5,515	7,080
Balance—end of period	$22,984	$21,012	$22,984	$21,012
Total loans	$1,686,087	$1,724,656	$1,686,087	$1,724,656
Average total loans	1,691,542	1,699,048	1,715,629	1,661,493
Allowance for loan losses as a percentage of total loans	1.36%	1.22%	1.36%	1.22%
Net charge-offs/(recoveries) to average total loans	(0.01)%	0.02%	0.27%	0.16%

The allowance for loan losses was $23.0 million as of September 30, 2019, compared to $22.2 million as of December 31, 2018. The $810 thousand increase in the allowance for loan losses was due to additional provision for loan losses of $5.5 million, partially offset by net loan charge‑offs of $4.7 million. The level of nonperforming loans to total loans as of September 30, 2019 was 0.31%, compared to 0.41% as of December 31, 2018. The allowance for loan losses to total loans was 1.36% as of September 30, 2019, compared to 1.30% as of December 31, 2018.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	September 30, 2019		December 31, 2018
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,946	28.7%	$12,127	30.0%
Real estate construction	348	1.3%	250	1.1%
Commercial real estate	5,761	26.4%	6,279	25.9%
Residential real estate first mortgage	1,016	27.3%	1,156	26.3%
Residential real estate junior lien	896	10.8%	805	11.1%
Other revolving and installment	378	5.5%	380	5.6%
Unallocated	3,639	—%	1,177	—%
Total loans	$22,984	100.0%	$22,174	100.0%

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $66.0 million as of September 30, 2019, an increase of $51.5 million, as compared to December 31, 2018. The increase in loans held for sale was primarily due to seasonally higher mortgage loan originations which were $313.5 million for the three months ended September 30, 2019 compared to $169.8 million for the three months ended December 31, 2018.

Loans Held for Branch Sale

On January 15, 2019, we entered into an agreement to sell the loans of two branch locations in Duluth, Minnesota. These loans were classified as loans held for branch sale in our consolidated balance sheets as of December 31, 2018. As of December 31, 2018, loans held for branch sale totaled $32.0 million. The sale was completed on April 26, 2019, and as of September 30, 2019, there were no loans held for branch sale.

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral.

The following table presents the fair value composition of our investment securities portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Trading	$—	-%	$1,539	0.6%	$(1,539)	(100.0)%
Available-for-sale
U.S. Treasury and agencies	21,602	7.7%	19,142	7.5%	2,460	12.9%
Obligations of state and political agencies	47,856	17.0%	66,387	26.0%	(18,531)	(27.9)%
Mortgage backed securities
Residential Agency	169,337	60.1%	126,998	50.0%	42,339	33.3%
Commercial	32,652	11.6%	28,767	11.3%	3,885	13.5%
Asset backed securities	157	0.1%	399	0.2%	(242)	(60.7)%
Corporate bonds	7,112	2.5%	8,481	3.3%	(1,369)	(16.1)%
Total available-for-sale	278,716	99.0%	250,174	98.3%	28,542	11.4%
Equity	2,675	1.0%	3,165	1.1%	(490)	(15.5)%
Total investment securities	$281,391	100.0%	$254,878	100.0%	$26,513	10.4%

The securities available‑for‑sale presented in the following table are reported at fair value and by contractual maturity as of September 30, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of September 30, 2019
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$9,969	1.52%	$5,841	3.36%	$5,792	3.00%
Obligations of state and political agencies	977	1.00%	15,030	1.53%	14,666	2.12%	17,183	2.68%
Mortgage backed securities
Residential Agency	17	—%	3,783	2.37%	51,512	2.55%	114,025	2.79%
Commercial	—	—%	2,127	3.06%	8,386	2.39%	22,139	2.65%
Asset backed securities	—	4.90%	—	—%	—	—%	157	5.64%
Corporate bonds	2,032	—%	5,080	2.58%	—	—%	—	—%
Total available-for-sale	$3,026	1.03%	$35,989	1.89%	$80,405	2.51%	$159,296	2.77%

Cash and Cash Equivalents

Cash and cash equivalents increased $20.5 million to $61.2 million as of September 30, 2019 compared to December 31, 2018. This increase was primarily due to cash flows from financing activities and investing activities totaling $14.1 million and $4.4 million, respectively. The increase in cash flows provided by financing activities was primarily driven by $62.8 million in proceeds received from the issuance of common stock related to our initial public offering and a $53.2 million increase in deposits, partially offset by $93.5 million reduction in short-term borrowings. Cash flows provided by investing activities primarily consisted of a $60.4 million increase in proceeds from the sales and maturities of investment securities, $14.2 million in proceeds from a decrease in loans and $10.4 million in proceeds from the sale of our Duluth branch, partially offset by $80.5 million in purchases of investments securities available-for-sale.

Deposits

Total deposits as of September 30, 2019 were $1.8 billion and increased $58.0 million, or 3.3%,  as compared to December 31, 2018. The increase in total deposits was due to an increase in interest-bearing deposits of $70.7 million partially offset by a decrease in noninterest-bearing accounts of $12.7 million. Total deposits represented 94.2% of total liabilities as of September 30, 2019. The increase in interest-bearing deposits was fairly evenly split amongst interest-bearing demand, money market and savings, and time deposits.

The following table presents the composition of our deposit portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$537,951	29.3%	$550,640	31.0%	$(12,689)	(2.3)%
Interest-bearing demand	424,249	23.1%	401,078	22.6%	23,171	5.8%
Money market and savings	678,160	37.1%	652,791	36.8%	25,369	3.9%
Time deposits	192,753	10.5%	170,587	9.6%	22,166	13.0%
Total deposits	$1,833,113	100.0%	$1,775,096	100.0%	$58,017	3.3%

The following table presents the average balances and rates of our deposit portfolio for the three months ended September 30, 2019 and 2018:

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$502,108	-%	$545,154	-%
Interest-bearing demand	424,896	0.49%	393,390	0.23%
Money market and savings	649,190	1.32%	619,386	0.67%
Time deposits	187,023	1.74%	207,009	0.99%
Total deposits	$1,763,217	0.79%	$1,764,939	0.40%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Maturing in:
3 months or less	$46,870	$24,856
3 months to 6 months	32,389	37,129
6 months to 1 year	10,854	8,260
1 year or greater	15,657	13,767
Total	$105,770	$84,012

Deposits Held for Sale

On January 15, 2019, we entered into an agreement to sell our branch offices located in Duluth, Minnesota, including deposits attributable to those offices. These deposits were classified as held for sale in our consolidated balance sheets. As of December 31, 2018, deposits held for sale totaled $24.2 million. The sale was completed on April 26, 2019, and as of September 30, 2019, there were no deposits held for sale.

Borrowings

Borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Fed funds purchased	$—	0.0%	$93,460	61.4%	$(93,460)	(100.0)%
FHLB Short-term advances	—	0.0%	—	0.0%	—	—%
Subordinated notes	49,609	84.4%	49,562	32.5%	47	0.1%
Junior subordinated debentures	8,476	14.4%	8,392	5.5%	84	1.0%
Finance lease liability	690	1.2%	870	0.6%	(180)	(20.7)%
Total borrowed funds	$58,775	100.0%	$152,284	100.0%	$(93,509)	(61.4)%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $84.4 million to $281.4 million as of September  30, 2019, compared to $197.0 million as of December 31, 2018. The increase in stockholders' equity was primarily impacted by $62.8  million of net proceeds received from our initial public offering, $21.9 million of net income for the nine months ended September 30, 2019, and an increase of $6.7 million of accumulated other comprehensive income. These increases were partially offset by dividends paid to common shareholders totaling $6.3 million for the nine months ended September 30, 2019. The increase in accumulated other comprehensive income was entirely from the increase in after-tax market value adjustments on the available-for-sale investment securities portfolio.

We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize stockholder value. Capital adequacy is assessed against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

We are subject to various regulatory capital requirements both at the Company and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.

At September 30, 2019 and December 31, 2018, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
Capital Ratios	2019	2018
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	12.38%	8.43%
Tier 1 capital to risk weighted assets	12.81%	8.87%
Total capital to risk weighted assets	16.67%	12.86%
Tier 1 capital to average assets	11.33%	7.51%
Tangible common equity to tangible assets (1)	10.76%	6.91%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.84%	11.39%
Tier 1 capital to risk weighted assets	11.84%	11.39%
Total capital to risk weighted assets	13.06%	12.62%
Tier 1 capital to average assets	10.47%	9.63%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of September 30, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized”. All regulatory capital ratios increased from their December 31, 2018 levels primarily as a result of net proceeds received from our initial public offering and the increase in retained earnings.

Contractual Obligations and Off‑Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of September 30, 2019.

	September 30, 2019
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$2,291	$3,255	$2,567	$2,460	$10,573
Time deposits	154,554	23,665	7,247	7,287	192,753
Subordinated notes payable	—	—	—	49,609	49,609
Junior subordinated debenture (Trust I)	—	—	—	3,390	3,390
Junior subordinated debenture (Trust II)	—	—	—	5,086	5,086
Finance lease liability	251	502	20	—	773

Off‑Balance Sheet Arrangements

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of these commitments is considered immaterial for disclosure purposes.

A summary of the contractual amounts of our exposure to off‑balance sheet agreements as of September 30, 2019 and December 31, 2018, is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$570,220	$529,890
Standby letters of credit	8,023	8,852
Total	$578,243	$538,742

Liquidity

Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. Liquidity is monitored and closely managed by our asset and liability committee, or the ALCO, a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is the ALCO’s responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. The ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

As of September 30, 2019, we had on balance sheet liquidity of $192.7 million, compared to $152.1 million as of December 31, 2018. On balance sheet liquidity includes total due from banks, federal funds sold, interest‑bearing deposits with banks, unencumbered securities available‑for‑sale and over collateralized securities pledging position.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2019, we had no outstanding fed funds purchased from the FHLB. As of September 30, 2019 we had $858.3 million of real estate‑related loans pledged to the FHLB. Based on this collateral we were eligible to borrow up to an additional $545.7 million. In addition, we can borrow up to $87.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of September 30, 2019 and December 31, 2018.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. As of September 30, 2019, we had $61.2 million of cash and cash equivalents of which $25.0 million are interest‑earning deposits held at the Federal Reserve, FHLB and other correspondent banks.

Though remote, the possibility of a funding crisis exists at all financial institutions. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that we would take in response to both a short‑term and long‑term funding crisis.

A short‑term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short‑term funding operations. Such a crisis would likely be temporary in nature and would not involve a change in credit ratings. A long‑term funding crisis would most likely be the result of both external and internal factors and would most likely result in drastic credit deterioration. Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest‑rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest‑earning assets and the amount of interest‑bearing liabilities that are prepaid/withdrawn, re‑price, or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

Interest Rate Risk

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective interest rate risk management begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk position given business activities, management objectives, market expectations and ALCO policy limits and guidelines.

Interest rate risk can come in a variety of forms, including repricing risk, basis risk, yield curve risk and option risk. Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes impact our assets and liabilities. Basis risk is the risk of adverse consequence resulting from unequal change in the spread between two or more rates for different instruments with the same maturity. Yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same or different instruments. Option risk in financial instruments arises from embedded options such as options provided to borrowers to make unscheduled loan prepayments, options provided to debt issuers to exercise call options prior to maturity, and depositor options to make withdrawals and early redemptions.

Management regularly reviews our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest‑earning assets and interest‑bearing liabilities, interest rate spreads and repricing periods. The ALCO reviews, on at least a quarterly basis, the interest rate risk position.

The interest‑rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short‑term and long‑term interest‑rate risk exposure.

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of our loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The analysis provides a framework as to what our overall sensitivity position is as of our most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of our equity.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of September 30, 2019 and December 31, 2018, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2019		December 31, 2018
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	4.4%	11.4%	0.4%	10.7%
+300 basis points	3.4%	8.5%	0.3%	8.7%
+200 basis points	2.3%	5.5%	0.2%	6.6%
+100 basis points	1.3%	2.4%	0.3%	4.8%
−100 basis points	−5.4%	−11.4%	−5.2%	−6.7%
−200 basis points	N/A %	N/A %	−9.6%	−16.4%

Management strategies may impact future reporting periods, as actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

Management uses economic value of equity sensitivity analysis to understand the impact of interest rate changes on long‑term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

The table below presents the change in the economic value of equity as of September 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

	September 30,	December 31,
	2019	2018
+400 basis points	18.5%	4.9%
+300 basis points	16.0%	4.8%
+200 basis points	12.5%	4.0%
+100 basis points	7.9%	2.8%
−100 basis points	−26.5%	−15.9%
−200 basis points	N/A %	−36.8%

Operational Risk

Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters, and security risks. Management continuously strives to strengthen its system of internal controls, enterprise risk management, operating processes and employee awareness to assess the impact on earnings and capital and to improve the oversight of our operational risk.

Compliance Risk

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from failure to comply with rules and regulations issued by the various banking agencies and standards of good banking practice. Activities which may expose us to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the expansion of our banking center network, employment and tax matters.

Strategic and/or Reputation Risk

Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help management better understand and report on various risks, including those related to the development of new products and business initiatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a‑15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its subsidiaries, to which we or any of our subsidiaries is a party or to which our property is the subject. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 2  - Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On September 17, 2019, the Company sold 2,860,000 shares of common stock in its initial public offering. On September 25, 2019, the Company sold 429,000 additional shares of common stock pursuant to the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The aggregate offering price for the shares sold by the Company was $69.1 million, and after deducting $6.3 million of underwriting discounts, commissions and offering expenses paid to third parties, the Company received total net proceeds of $62.8 million. All of the shares were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-233339), which was declared effective by the SEC on September 12, 2019, and registered shares of the Company’s common stock with a maximum aggregate offering price of $89.7 million.  Raymond James & Associates, Inc. and D.A. Davidson & Co. served as joint book-running managers in the offering, and Piper Jaffray & Co. served as co-manager. The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “ALRS”.

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through September 30, 2019, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: November 7, 2019	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President