Form 10-K
period 2019-12-31
ALERUS FINANCIAL CORP
filed 2020-03-26
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001‑39036

ALERUS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45‑0375407
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

401 Demers Avenue
Grand Forks, ND	58201
(Address of principal executive offices)	(Zip Code)

(701) 795‑3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ALRS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

☒
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

The aggregate market value of the voting common equity held by non-affiliates, as of June 28, 2019, was approximately $234,790,674. The number of shares of the registrant’s common stock outstanding at March 16, 2020 was 17,105,668.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 12, 2020.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements we make regarding our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
•	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
•	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
•	the overall health of the local and national real estate market;
•	concentrations within our loan portfolio;
•	the level of nonperforming assets on our balance sheet;
•	our ability to implement our organic and acquisition growth strategies;
•	the impact of economic or market conditions on our fee-based services;
•	our ability to continue to grow our retirement and benefit services business;
•	our ability to continue to originate a sufficient volume of residential mortgages;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	potential losses incurred in connection with mortgage loan repurchases;
•	the composition of our executive management team and our ability to attract and retain key personnel;

•	rapid technological change in the financial services industry;
•	increased competition in the financial services industry; our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•	potential impairment to the goodwill we recorded in connection with our past acquisitions;
•	the extensive regulatory framework that applies to us;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
•	governmental monetary, trade and fiscal policies;
•	severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events;
•	any material weaknesses in our internal control over financial reporting;
•	our success at managing the risks involved in the foregoing items; and
•	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 1.  BUSINESS

Company Overview and History

Alerus Financial Corporation, or the Company, is a diversified financial services company headquartered in Grand Forks, North Dakota. Through our subsidiary, Alerus Financial, National Association, or the Bank, we provide innovative and comprehensive financial solutions to businesses and consumers through four distinct business segments—banking, retirement and benefit services, wealth management, and mortgage. These solutions are delivered through a relationship‑oriented primary point of contact along with responsive and client‑friendly technology.

As of December 31, 2019, we had $2.4 billion of total assets, $1.7 billion of total loans, $2.0 billion of total deposits, $285.7 million of stockholders’ equity, $28.9 billion of assets under administration, or AUA and $6.1 billion of assets under management, or AUM. For the year ended December 31, 2019, we had $946.4 million of mortgage originations.

Our business model produces strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We believe our client‑first and advice‑based philosophy, diversified business model and history of high performance and growth distinguishes us from other financial service providers. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business segments. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

Our operations date back to 1879, when we were originally founded as the Bank of Grand Forks, one of the first banks chartered in the Dakota Territory. In 2000, we changed our name to Alerus Financial Corporation, reflecting our evolution from a traditional community bank to a high‑value financial services company focused on serving the needs of businesses and consumers who desire comprehensive financial solutions delivered through relationship‑based advice and service. Since this rebranding, we have experienced significant growth, both organically and through a series of strategic acquisitions. This growth has allowed us to build a diversified franchise and expand our geographic footprint into growing metropolitan areas. We believe these initiatives have transformed our Company into a high‑tech, high‑touch client service provider, increased our earnings and allowed us to return more value to stockholders.

Our Business Model and Products and Services

General

Our business model is client‑centric, with a focus on offering a diversified range of solutions to clients who desire an advice‑based relationship, enabling us to become the preferred financial services provider to clients. Through this approach, instead of focusing on the broader population, we target specific business and consumer segments that we believe we can serve better than our competitors and that have meaningful growth potential. By offering sound financial advice and a long‑term partnership, we believe we align best with clients who are achievement‑oriented in their purpose and will allow us to play an active role in their success at all stages of their businesses and lives. We classify our consumer clients based on age and income, aligning best with clients who have complex financial needs. Our business clients are classified by industry, with a focus on specific high priority industries and client types, including professional services, finance and insurance, wholesale, small business, construction, retail, and manufacturers. We target businesses with sales between $2.0 million and $100.0 million.

Our commitment to delivering diversified solutions is driven by our “One Alerus” initiative, launched in 2017, which enables us to bring all of our product and service offerings to clients in a cohesive and seamless manner. Underlying the One Alerus initiative is our strategy of serving clients through a combination of technology and skilled advisors—a “high‑tech, high‑touch” approach that we believe clients demand and deserve. One Alerus lays the strategic foundation for current and future technology investments and the synergistic growth strategies of a diversified financial services firm. It also brings together our product and service offerings in a unified way, which we believe differentiates us from our competitors and allows us to impact clients more meaningfully and generate long‑term value for our Company. The primary components of One Alerus are:

•	providing proactive advice to clients;
•	offering an integrated client‑access portal (My Alerus);
•	seeking additional ways to improve the client experience;
•	leveraging synergistic growth opportunities; and
•	focusing on process reinvention and efficiency.

Through One Alerus, we strive to provide each client with a primary point of contact—a trusted advisor—who takes the time to develop an in‑depth understanding of the client’s needs and goals. Our advisors work holistically with clients in a guidance‑based manner to proactively help them with their financial decisions. Our products and services include traditional bank offerings such as checking accounts, debit cards, savings accounts, personal and business loans, credit cards, online banking, mobile banking / wallet, private banking, deposit and payment solutions and mortgages, as well as fee income services such as individual retirement accounts, or IRAs, 401(k) rollovers, retirement planning, employer‑sponsored plans, employee stock ownership plans, payroll and health savings account, or HSA, flex spending account, or FSA, administration, government health insurance program services, and wealth management services such as advisory, investment management and trust and fiduciary services. The advisor is equipped to tailor this diverse set of products and services to each client’s unique goals and is empowered to reach across our organization to bring the client in contact with product specialists as needed. One Alerus bridges the gaps between our business units with a focus on client advocacy. We believe the One Alerus initiative will enable us to achieve future organic growth by leveraging our existing client base and help us continue to provide strong returns to our stockholders.

The trusted advisor relationship is supported and enhanced through an integrated client‑access portal we call “My Alerus.” By collaborating with a key technology partner, we have integrated the diverse client applications of our full product suite into a unified system and layered in new technology to bring a client’s entire financial picture into one view. For example, a client who has multiple products with our Company, such as banking accounts, a mortgage, wealth management accounts, a retirement account, and a health benefit account, can now access all of these accounts online and effect transactions via one, single login through My Alerus. Instead of being forced to use different usernames and passwords for each system, we’ve created a single login dashboard to access the most used information on client accounts and coupled that with the ability to link into more detailed information within each transaction system (banking, retirement, and benefits, wealth management and mortgage). Our clients can further personalize their dashboard by integrating or linking financial accounts held at other institutions into My Alerus. Once our clients have integrated or linked all of their financial information, the data can be used to create a custom financial fitness score to help clients save for emergencies, plan for retirement, manage their debt, optimize health savings and protect them from unexpected events with insurance. My Alerus will be rolled out to every client by the end of the first quarter of 2020.

Banking

Lending. Through our relationship‑oriented lending approach, our strategy is to offer a broad range of customized commercial and consumer lending products for the personal investment and business needs of our clients. Our commercial lending products include commercial loans, business term loans and lines of credit for a diversified mix of small and midsized businesses. We offer both owner occupied and non‑owner occupied commercial real estate loans, as well as construction and land development loans. Our consumer lending products include residential first mortgage loans. In addition to originating these loans for our own portfolio, we originate and sell, primarily servicing‑released, whole loans in the secondary market. Our mortgage loan sales activities are primarily directed at originating single family mortgages, which generally conform to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients loans collateralized by cash and marketable securities.

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, consumer loans, which include residential real estate loans, indirect auto loans and other consumer loans, and a small amount of agricultural loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. We underwrite for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes, and barriers to entry and exit.

Deposits. We provide a broad range of deposit products and services, including demand deposits, interest‑bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest bearing deposits, interest‑bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide our major source of funds from individuals, businesses and local governments. As of December 31, 2019, core deposits totaled $1.9 billion or 97.7% of our total deposits. Our deposit portfolio includes synergistic deposits from our retirement and benefits services and wealth management segments. As of December 31, 2019, these synergistic deposits totaled $291.8 million. We also offer an HSA deposit program to attract additional low cost deposits. As of December 31, 2019, we had $119.7 million of HSA deposits.

We offer a range of treasury management products, including electronic receivables management, remote deposit capture, cash vault services, merchant services, and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In addition we have created a National Market to focus on growing the synergistic deposits from our retirement and benefits services and wealth management segments.  In order to attract and retain deposits, we rely on providing quality service, offering a suite of consumer and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.

Retirement and Benefit Services

Our retirement and benefit services business offers retirement plan administration and investment advisory services, employee stock ownership plan, or ESOP, fiduciary services, payroll, HSA and other benefit services to clients on a nationwide basis. A breakdown of these services is as follows:

•	Advisory. We provide investment fiduciary services to retirement plans.
•	Retirement. We provide recordkeeping and administration services to qualified retirement plans.
•	ESOPs. We provide trustee, recordkeeping and administration services to employee stock ownership plans.
•	Health and Welfare. We provide HSA, FSA, and government health insurance program recordkeeping and administration services to employers.
•	Payroll. We provide payroll and human resource information system services to employers.

Wealth Management

Our wealth management division provides fiduciary services to consumer and commercial clients. These services include financial planning, investment management, personal and corporate trust services, estate administration, and custody services. In addition, ou wealth management division offers brokerage services to compliment the unique needs of our clients. Our investment management services offer two unique and proprietary strategies called Dimension and Blueprint, which are primarily targeted toward IRAs, and agency account relationships. A Dimension account is a proprietary, separately managed account designed for individual investors, foundations, endowments and institutions with assets typically greater than $500 thousand. Dimension accounts use actively managed portfolios consisting of individual securities, mutual funds, and exchange traded funds selected and monitored by a centralized team of investment professionals. A Blueprint account uses a series of models that are designed to help investors gain exposure to a diversified, risk‑based asset allocation. Portfolios in these accounts are comprised of mutual funds run by consistent, low‑cost fund managers, with the Bank conducting initial and ongoing fund monitoring of the model allocations and rebalancing the portfolios on a regular basis.

Mortgage

Our mortgage business offers first and second mortgage loans through a centralized mortgage unit located in Minneapolis, Minnesota, as well as through our banking office locations. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In 2019, approximately 71.2% of the loans made by our mortgage division were for the purchase of a residential property, compared to 28.8% for the refinance of an existing mortgage. We source most of our residential mortgage loans from the Minneapolis-St. Paul-Bloomington metropolitan statistical area, or the Twin Cities MSA, and for the year ended December 31, 2019, approximately 90.1% of the total mortgage loans were attributable to that market, compared to 7.7% attributable to the North Dakota market and 2.2% attributable to the Phoenix-Mesa-Scottsdale metropolitan statistical area, or the Phoenix MSA. We believe there is an opportunity to expand our mortgage loan pipeline in these other markets, especially in the Phoenix MSA. Although we originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing‑released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available‑for‑sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2019, we had mortgage loans held for sale of $46.8 million from the residential mortgage loans we originated. For the year ended December 31, 2019, our mortgage segment originated $946.4 million of mortgage loans.

Our Banking Market Areas

Our primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. Our bank branch expansion into the Twin Cities MSA in 2007 and the Phoenix MSA in 2009 was an intentional part of our strategic plan to diversify our geographic footprint and expand into metropolitan markets outside of North Dakota. In addition to our offices located in our banking markets, our retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and New Hampshire.

North Dakota

Our corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with two other full-service banking offices located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. The State of North Dakota’s economy is strengthened by the Bakken oil region, which produces over 1.5 million barrels of oil per day. North Dakota has one of the lowest unemployment rates in the country—2.4% as of December 2019. We believe this market is rich in low‑cost, core deposits, which we can use to fund loans in our higher growth metropolitan markets. North Dakota had total deposits of $29.5 billion as of June 30, 2019, and ranks as the 45th largest State in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data.

The State of North Dakota also features one of the only state‑owned banks in the nation, the Bank of North Dakota, which offers services, many of which are similar to those offered by a correspondent bank, only to banks like ours that are headquartered in the state. The Bank of North Dakota expands our lending capacity by purchasing participations from the Bank. In addition, the Bank of North Dakota offers us additional financing options such as bank stock loans and lines of credit at competitive rates. Finally, the Bank of North Dakota enables state banks to take deposits and manage funds for municipal and county governments without meeting collateral requirements, which are waived by a letter of credit from the Bank of North Dakota.

Minnesota

We serve the Minnesota market through six full‑service banking offices, one loan and deposit production office and one residential mortgage office, all located in the Twin Cities MSA. The Twin Cities MSA, ranks as the 15th largest metropolitan statistical area in the United States in total deposits and the third largest metropolitan statistical area in the Midwest in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment and the presence of a diverse group of large and small businesses. As of January 1, 2019, the Twin Cities MSA ranked third in median household income in the Midwest and sixth in the nation, when compared to the top 20 metropolitan statistical areas by population size in each area, based on data available on S&P Global Market Intelligence. The population in the Twin Cities MSA was approximately 3.7 million as of January 1, 2019, making it the third largest metropolitan statistical area in the Midwest and 16th largest metropolitan statistical area in the United States. The low unemployment rate of 3.3%, as of

December 2019, and the significant presence of national and international businesses make the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

Arizona

We serve the Arizona market through our full‑service banking offices located in Scottsdale and Mesa, Arizona. The Phoenix MSA is a large and growing market, with a total population of approximately 4.9 million as of January 1, 2019, making it the 11th largest metropolitan statistical area in the United States. The population of the Phoenix MSA is expected to increase over 7% from 2019 to 2024. The Phoenix MSA had total deposits of $110.2 billion as of June 30, 2019, and ranks as the 24th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. Based on U.S. Bureau of Labor Statistics as of December 2019, the unemployment rate in the Phoenix MSA was 3.7%. The Phoenix MSA is defined by attractive market demographics, including a large number of high net worth households, dense populations, low unemployment, and the presence of a diverse group of small‑to‑medium sized businesses.

Our National Market

Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate two retirement and benefits services offices in Minnesota, two in Michigan and one in New Hampshire. To help us track retirement and benefit services business clients that reside outside of our banking markets, we recently formalized a “National Market” with a separately appointed National Market President to oversee the development of the market’s client base. AUM, AUA, and deposits attributable to the National Market were $1.8 billion, $23.6 billion and $463.5 million, respectively, as of December 31, 2019, representing approximately 30.8%, 81.4% and 23.5%, respectively of our total AUM, AUA, and deposits as of that date. No loans were attributable to the National Market as of December 31, 2019.

Competition

The financial services industry is highly competitive, and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and record‑keeping among others. We compete with other bank and nonbank institutions located within our market areas, along with competitors situated regionally, nationally, and others with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, and business leasing and finance companies, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loans, deposits, and advisory services, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high‑touch service offering, along with our sophisticated relationship‑oriented approach sets us apart from our competitors.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Board of Governors of the Federal Reserve System, or Federal Reserve, and the Bank’s primary regulator, the Office of the Comptroller of the Currency, or OCC, as well as the FDIC, as the insurer of our deposits, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate, and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act, or the Regulatory Relief Act, was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. However, the Dodd-Frank Act mandated the

Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, which holding companies could issue as capital, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital, but we will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets, for the purpose of the capital ratio calculations, needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more), known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as “Basel III,” to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act, or the Basel III Rule. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule (see “—BHC Capital Requirements” in the description of the Company below) and certain qualifying community banking organizations that may elect a simplified framework.

The Basel III Rule impacts both the definitions of the various forms of capital used to calculate the ratios and how assets will be weighted for the purpose of calculating such ratios. It increased the required quantity and quality of capital and required more detailed categories of risk weights of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weight amounts.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily noncumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock, subordinated debt and the allowance for loan losses, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as

Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of total risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of total risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of total risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction, must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to total risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019: (i) the Bank was not subject to a directive from the OCC to increase its capital; and (ii) the Bank was well-capitalized, as defined by OCC regulations. The Bank was also in compliance with the capital conservation buffer of 2.5 percent.

Prompt Corrective Action. The concept of being “well-capitalized” is part of a regulatory regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rates that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding our operations as the Federal Reserve may require.

Acquisitions and Activities/ Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act, or CRA, rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

BHC Capital Requirements. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, holding companies with less than $3 billion in total assets are exempt from the Basel III consolidated capital requirements, as long as their pro forma consolidated assets remain under $3 billion and as long as they do not engage in significant nonbanking activities, conduct significant off-balance sheet activities, or have a material amount of debt or equity securities registered with the SEC. The Company is a publicly reporting company with its common stock registered with the SEC. As such, we do not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law, or DGCL. The DGCL allows us to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. Our defined business lines of Banking, Mortgage, Retirement and Benefits and Wealth Management are each subject to that authority and are examined by the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF have been calculated is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35 percent. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35 percent, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2019, the Bank paid supervisory assessments to the OCC totaling $408 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratios, or LCR, in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil.  While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of developments.

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the net stable funding ratio, or NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The OCC identified key risk themes for 2020 as: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.

Branching Authority. National banks headquartered in North Dakota, such as the Bank, have the same branching rights in North Dakota as banks chartered under North Dakota law, subject to OCC approval. North Dakota law grants North Dakota-chartered banks the authority to establish branches anywhere in the State of North Dakota, subject to receipt of all required regulatory approvals.

The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without legal impediments. However, while Federal law permits state and national banks to merge with banks in other states, such mergers are subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The Bank has not applied for approval to establish any financial subsidiaries.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank, or FHLB, of Des Moines, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRAs.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2019, we do not exceed the 300% guideline for commercial real estate loans or the 100% guideline for construction and land development loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

The CFPB’s rules have not had a significant impact on our operations, except for higher compliance costs.

Employees

As of December 31, 2019, we had 789 full‑time equivalent employees. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and we have not experienced interruptions of operations due to labor disagreements.

Corporate Information

Our principal executive office is located at 401 Demers Avenue, Grand Forks, North Dakota 58201, and our telephone number at that address is (701) 795‑3200. Our website address is www.alerus.com. The information contained on our website is not a part of, or incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. The material risks and uncertainties that management believes affect us are described below. Before you decide to invest, you should carefully review and consider the risks described below, together with all other information included in this report and other documents we file with the SEC. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business

Credit Risks

Our business depends on our ability to manage credit risk.

As a bank, our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, or our inability to adequately adapt policies and procedures to changes in economic, or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures, and charge‑offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish and maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our loan portfolio and current market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us at such time. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market area. The actual amount of loan losses is affected by, among other things, changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2019, our allowance for loan losses as a percentage of total loans was 1.39% and as a percentage of total nonperforming loans was 305.66%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses which generally considers only past events and current conditions, with a forward‑looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one‑time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

As an emerging growth company, this standard is expected to become applicable to us on January 1, 2023 after the FASB recently elected to delay implementation for private companies. In connection with our initial public offering, we elected to use the extended transition period available to emerging growth companies, which means that we are not subject to all new or revised accounting standards generally applicable to public companies until those standards apply to private companies.

A decline in the business and economic conditions in our market areas could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in North Dakota, Minnesota and Arizona, although we also pursue business opportunities nationally. As of December 31, 2019, 95.7% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota and Arizona may affect our business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota or Arizona or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the AUA and AUM of our retirement and benefit services and wealth management businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. Our business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2019, approximately 67.1% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, adverse weather events, including tornados, wildfires, flooding, and mudslides, can cause damage to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial and industrial loans represented 27.8% of our total loan portfolio at December 31, 2019. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2019, we had $521.1 million of commercial real estate loans, consisting of $413.8 million of loans secured by nonfarm nonresidential properties, $69.4 million of loans secured by multifamily residential properties, $26.4 million of construction and land development loans and $11.5 million of loans secured by farmland. Commercial real estate loans represented 30.3% of our total loan portfolio and 189.8% of the Bank’s total capital at December 31, 2019. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge‑offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 2.2% of our total loan portfolio as of December 31, 2019. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $7.8 million, or 0.45% of our total loan portfolio, and our nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned) totaled $7.8 million, or 0.33% of total assets. In addition, we had $2.3 million in accruing loans that were 31‑89 days delinquent as of December 31, 2019.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then‑fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio, and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2019, our 10 largest borrowing relationships accounted for approximately 6.1% of our total loan portfolio. We have established an informal, internal limit on loans to one borrower, principal or guarantor, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay their loans.

We lend to small to midsized businesses, which generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability to repay their loans. In addition, the success of a small and midsized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our foreclosed asset fair value appraisals.

As of December 31, 2019, we had $8 thousand of foreclosed assets, which consisted of properties that we obtained through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our foreclosed asset disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our foreclosed assets.

Our exposure to home equity lines of credit may increase the potential for loss.

Our mortgage loan portfolio consists, in part, of home equity lines of credit. A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which we typically do not service if the loan is sold. By not servicing the first mortgage loans, we are unable to track the delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five or ten years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully‑amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 or 20 years. The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

Operational, Strategic and Reputational Risks

Noninterest income represents a significant portion of our total revenue and may be negatively impacted by changes in economic or market conditions and competition.

A significant portion of our revenue results from fee‑based services provided by our retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest‑based sources of revenue, such as loans and investment securities. For the year ended December 31, 2019, noninterest income represented approximately 60.5% of our total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from our retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants we provide retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If we are unable to maintain our number of plans, participants and AUA and AUM at historical or greater levels, our fee income derived from this business may decline. For example, in a typical year we expect to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations, mergers and acquisition activity. In 2019, we experienced outflows of $5.4 billion in our retirement and benefit services division partially offset by inflows of $5.0 billion.

In addition, economic, market or other factors that reduce the level or rates of savings in or with our clients, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the value of the assets that we manage. A general economic slowdown could decrease the value of the AUA and AUM in our retirement and benefit services and wealth management businesses and result in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to our Company.

Even when economic and market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our asset managers and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. In addition, our management contracts generally provide for fee payments for wealth management and trust services based on the market value of AUM. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have a material adverse effect on our revenue. Fee compression due to competitive pressures has resulted in and continues to result in significant pressure to reduce the fees we charge for our services in both our retirement and benefit services and wealth management businesses.

We may not be successful in implementing our organic growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Part of our business strategy is to focus on organic growth, which includes leveraging our business lines across our entire client base, enhancing brand awareness and building our infrastructure. The success of our organic growth strategy depends on our ability to increase loans, deposits, AUM and AUA at acceptable risk levels without incurring offsetting increases in noninterest expense. We may not be successful in generating organic growth if we fail to effectively execute our integrated One Alerus strategy, or as a result of other factors, including delays in introducing and implementing new products and services and other impediments resulting from regulatory oversight or lack of qualified personnel at our office locations. In addition, the success of our organic growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in our primary market areas. Failure to adequately manage the risks associated with our anticipated organic growth could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition to our organic growth strategy, we intend to expand our business by acquiring other banks and financial services companies, but we may not be successful in doing so, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

While a key element of our business strategy is to grow our banking franchise and increase our market share through organic growth, we intend to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. Although we intend to continue to grow our business through organic growth and strategic acquisitions, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. However, we may not be able to identify suitable acquisition targets or even if we do, we may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within our existing business framework. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Our ability to execute on acquisition opportunities may require us to raise additional capital and to increase our capital position to support the growth of our franchise. It will also depend on market conditions over which we have no control. Moreover, certain acquisitions may require the approval of our bank regulators, and we may not be able to obtain such approvals on acceptable terms, if at all.

If we pursue additional acquisitions, it may expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Since 2000, we have experienced significant growth, both organically and through acquisitions of banks and other financial service providers, including wealth management and retirement administration businesses. We plan to continue to grow our business by executing additional strategic acquisitions of all or parts of other banks or financial institutions or through the hiring of teams of employees that fit within our overall strategy and that we believe make financial and strategic sense. These acquisitions may result in us entering new markets.

If we grow through acquisitions, it may expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects. Acquiring other banks and financial service providers involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the banks and businesses we acquire;
•	exposure to potential asset and credit quality issues of the acquired bank or related business;
•	difficulty and expense of integrating the operations, culture and personnel of banks and businesses we acquire, including higher than expected deposit attrition;
•	potential disruption to our business;
•	potential restrictions on our business resulting from the regulatory approval process;
•	an inability to realize the expected revenue increases, costs savings, market presence or other anticipated benefits;
•	potential diversion of our management’s time and attention; and
•	the possible loss of key employees and clients of the banks and businesses we acquire.

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. If we hire a new team of employees, we may incur additional expenses relating to their compensation without any guarantee that such new team will be successful in generating new business. In addition, if we later determine that the value of an acquired business has decreased and that the related goodwill is impaired, an impairment of goodwill charge to earnings would be recognized.

Acquisitions involve inherent uncertainty and we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our retirement and benefit services business relies on acquisitions to maintain and grow our AUA and AUM.

In 2019, our retirement and benefit services business experienced outflows of AUA and AUM of $5.4 billion, due to withdrawals, client turnover, plan terminations, and mergers and acquisition activity. We believe this level of runoff is typical in the industry. To maintain and grow this business, we believe we need to be an active acquirer and seek to complete acquisitions of retirement administration providers if we are able to find quality acquisition opportunities. If we are unable to source a pipeline of potential acquisitions of companies that we determine are a good strategic fit for our Company, our retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have a concentration of large clients in our retirement and benefit services business, and if one of these clients were to terminate their business relationship with us or be acquired by another organization, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For the year ended December 31, 2019, our 10 largest client relationships accounted for approximately 8.3% of the revenue attributable to our retirement and benefit services business. During a typical year, our retirement and benefit services business loses clients due to plan terminations, primarily as a result of merger and acquisition activity. If any one of these larger clients terminates their business relationship with us, either voluntarily or as a result of being acquired by another organization, it could decrease the revenue of this business line and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our noninterest income could decrease.

We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions, market volatility or other factors beyond our control could adversely affect our ability to originate residential real estate loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of our Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities.

The financial services industry is experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability to originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.

In addition, a prolonged period of illiquidity in the secondary mortgage market, and an increase in interest rates, could reduce the demand for residential mortgage loans and increase investor yield requirements for those loans. As a result, we may be at higher risk of retaining a larger portion of mortgage loans than in other environments until they are sold to investors. Our ability to retain residential mortgage loans is limited and could result in a reduction of loan production volumes, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity‑related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity‑related incidents that may be committed against us, our clients or third parties with whom we interact, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity‑related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber‑attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber‑attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber‑security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third‑party partners, such as our online banking, mobile banking, record keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. The risks resulting from use of these systems result from a variety of factors, both internal and external. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Such failures could include those resulting from human error, unexpected transaction volumes, or overall design or performance issues.

We outsource to third parties many of our major systems, such as data processing and mobile and online banking. In addition, we recently partnered with a leading financial technology company to create an online account portal that integrates our diverse product applications into a user‑friendly experience for our consumer clients. The failure of these systems, or the termination of a third‑party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third‑party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of client business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third‑party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of clients.

Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute‑by‑minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break‑ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

Because financial entities and technology systems are becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

A transition away from the London Inter-Bank Offered Rate, or LIBOR, as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is not certain at this time whether LIBOR will change or cease to exist, or the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR, or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

While there is no consensus on what rate, or rates, may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018, to publish the Secured Overnight Financing Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

We have loans, available-for-sale securities, derivative contracts, subordinated notes payable, and junior subordinated debentures with terms that are either directly or indirectly dependent on LIBOR. The transition from LIBOR to alternative rates such as SOFR, could create considerable costs and additional risk. Any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profile, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, a failure to adequately manage this transition process with our customers could adversely affect our reputation. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, a failure to adequately manage the transition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that we have sold into the secondary market may require us to increase our financial statement reserves in the future.

We engage in the origination and sale of residential real estate loans into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government‑sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we may receive repurchase or indemnification requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, results of operations and growth prospects.

We are highly dependent on our executive management team, and the loss of any of our senior executive officers or other key employees, or our inability to attract and retain qualified personnel, could harm our ability to implement our strategic plan and impair our relationships with clients.

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, which consists of Randy Newman, our Chairman, President and Chief Executive Officer, Katie Lorenson, our Chief Financial Officer, Ann McConn, our Chief Business Officer, and Karin Taylor, our Chief Risk Officer. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market areas. The loss of any of the members of our executive management team or any of our other key personnel, including our client relationship managers, could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel and ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and except as noted below, we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Kris Compton, our former Chief Strategy Officer, retired from our Company at the end of 2019. As part of our succession plan, Ms. McConn assumed the role of Chief Shared Services Officer and on March 10, 2020, we announced the hire of Ryan Goldberg, our Chief Revenue Officer.

Competition for senior executives and skilled personnel in the financial services industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our ability to retain and recruit employees is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business, financial condition, results of operations and growth prospects.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our employees. If we lose the services of any of our employees, including successful employees employed by banks or other businesses that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our success and growth strategy also depends on our continued ability to attract and retain experienced employees for all of our business lines. We may face difficulties in recruiting and retaining personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for high quality personnel is strong and we may not be successful in attracting or retaining the personnel we require. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new employee will be profitable or effective in his or her role. If we are unable to attract and retain a successful customer development and management team or if our customer development and management team fails to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We rely, in part, on our reputation to attract clients and retain our client relationships. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide high‑quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. In particular, our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; client and other third‑party fraud; properly maintaining and safeguarding client and employee personal information; money‑laundering; illegal or fraudulent sales practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our businesses are dependent on the integrity of our relationship, asset managers and other employees. If a relationship manager, asset manager or other employee were to misappropriate any client funds or client information, the reputation of our businesses could be negatively affected, which may result in the loss of accounts and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Maintenance of our reputation depends not only on our success in maintaining our service‑focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in the areas described above. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Alerus” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our use of third‑party vendors and our other ongoing third‑party business relationships is subject to increasing regulatory requirements and attention.

Our use of third party vendors, including the financial technology company we recently partnered with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third‑party vendors and other ongoing third‑party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third‑party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology‑driven products and services or be successful in marketing such products and services to our clients.

In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. We expect that new technologies and business processes applicable to the financial services industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition results of operations and growth prospects.

Our dividend policy may change.

Although we have historically paid dividends to our stockholders and currently intend to maintain or increase our current dividend levels in future quarters, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Further, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common stockholders.

In addition, we are a financial holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank and financial holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our non‑bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if its earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

Future issuances of common stock could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of stock, up to the 30,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized in our certificate of incorporation, which in each case could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our certificate of incorporation authorizes us to issue up to 2,000,000 shares of one or more series of preferred stock. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction perceived to be favorable to our stockholders.

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank junior in priority to all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2019, we had $50.0 million of subordinated notes payable and $10.3 million of junior subordinated debentures outstanding. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

Our businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth management, trust and fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium‑ and long‑term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti‑globalization sentiment and recent tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. There are also concerns about the potential effects of coronavirus on international trade (including supply chains and export levels), travel, and employee productivity and other economic activities. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates remaining at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. Further, a general economic slowdown could decrease the value of our AUA and AUM resulting in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those clients or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible.

External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the successful implementation of a new line of business or offerings of new products, product enhancements or services. Further, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face intense competition from other banks and financial services companies that could hurt our business.

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our market areas. Overall, we compete with national commercial banks, regional banks, private banks, mortgage companies, online lenders, savings banks, credit unions, non‑bank financial services companies, other financial institutions, including investment advisory and wealth management firms, financial technology companies and securities brokerage firms, operating within or near the areas we serve. Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

In our banking business, we may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. In addition, increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high‑quality credits.

Competition in the retirement and benefit services and wealth management businesses is especially strong in our geographic market areas because there are numerous well‑established, well‑resourced, well‑capitalized, and successful investment management, wealth advisory and wealth management and trust firms in these areas. In addition, the record keeping and administration industry is dominated by a small number of larger institutions that may charge fees that are lower than we charge for similar services. Our ability to successfully attract and retain retirement and benefit services and wealth management clients is dependent upon our ability to compete with competitors’ investment, advisory, fiduciary and recordkeeping products and services, levels of investment performance and marketing and distribution capabilities. If we are unable to compete effectively with other banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our noninterest income could decline, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We originate, sell and service residential mortgage loans. Our mortgage business faces vigorous competition from banks and other financial institutions, including larger financial institutions and independent mortgage companies. Our mortgage business competes on a number of factors including customer service, quality, range of products and services offered, price, reputation, interest rates, closing process and duration, and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. Changes in interest rates and pricing decisions by our loan competitors affect demand for our residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing our noninterest income. In addition, if we are unable to attract and retain enough skilled employees, our mortgage origination volume may decline.

Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry.

The financial services industry is undergoing rapid change, as technology enables traditional banks to compete in new ways and non‑traditional entrants to compete in certain segments of the banking market, in some cases with reduced regulation. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, online lending and low‑cost investment advisory services. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. For example, new business models have been observed in retail payments, consumer and commercial lending, foreign exchange and low‑cost investment advisory services. While we closely monitor business disruptors and seek to adapt to changing technologies, matching the pace of innovation exhibited by new and differently situated competitors may require us and policy‑makers to adapt at a greater pace. Because the financial services industry is experiencing rapid changes in technology, our future success will depend in part on our ability to address our clients’

needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short‑term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short‑term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic conditions or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short‑term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in AUM and a corresponding decline in investment management fees, which would adversely affect our results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The coronavirus outbreak may have an adverse impact on our customers that are directly or indirectly engaged in industries that could be affected by the outbreak, such as, international trade or hospitality. Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by the coronavirus. In addition, entire industries, such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected areas. As a result, the coronavirus may materially and adversely impact various aspects of our operations and financial results, by requiring us to take certain responsive actions, including but not limited to, increasing our loan loss reserves, incurring costs for emergency preparedness, closing branch offices or branch operations and requiring that employees work remotely, which may lead to personnel shortages. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our wealth management business is dependent on asset managers to produce investment returns and financial advisors to solicit and retain clients, and the loss of a key asset manager or financial advisor could adversely affect our wealth management business.

We rely on our asset managers to produce investment returns and financial advisors to advise clients of our wealth management business. We believe that investment performance is an important factor for the growth of our AUM. Poor investment performance could impair our revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees, or our ability to attract funds from existing and new clients might diminish.

The market for asset managers and financial advisors is extremely competitive and is increasingly characterized by frequent movement of these types of employees among different firms. In addition, our asset managers and financial advisors often have regular direct contact with our clients, which can lead to a strong client relationship based on the client’s trust in that individual manager or advisor. The loss of a key asset manager or financial advisor could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be adversely affected by the soundness of certain securities brokerage firms.

At the end of 2018, we made the decision to no longer provide custodial services for our clients through our broker‑dealer subsidiary. Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services, either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Liquidity and Funding Risks

Liquidity risks could affect our operations and jeopardize our business, financial condition, results of operations and growth prospects.

Liquidity is essential to our business. Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, and from other sources could have a substantial negative effect on our liquidity.

Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest retirement and benefit services and wealth management clients, many of whom are also depositors. If clients, including our retirement and benefit services and wealth management clients, move money out of bank deposits and into other investments, we could lose a relatively low‑cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2019, we had pledged $123.8 million of investment securities for this purpose, which represented approximately 39.9% of our total securities portfolio. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by repurchase agreements and the ability to borrow from the Federal Reserve and the FHLB. We may also borrow from third‑party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter‑bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originating loans and investing in securities, or to fulfill obligations such as paying our expenses, repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be able to maintain a strong core deposit base or other low‑cost funding sources.

We depend primarily on core deposits from our clients, which consist of noninterest bearing deposits, interest bearing checking accounts, certificates of deposit less than $250,000 and money market savings accounts, as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow this strong, core deposit base and our ability to retain our retirement and benefit and wealth management clients, many of whom are also depositors. Deposit and account balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our retirement and benefit and wealth management clients, move money out of bank deposits or money market accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low‑cost source of funds, increasing our funding costs and reducing our net interest income and net income.

We supplement our core deposit funding with non‑core, short‑term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2019, we had no secured or unsecured FHLB advances or fed funds purchased from the FHLB. Our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2019, our advances from the FHLB were collateralized by $870.5 million of real estate loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2019, our 10 largest depositor relationships accounted for approximately 9.2% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their accounts. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on our debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2019, the Bank had the capacity to pay the Company a dividend of up to $49.1 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, financial condition, results of operations and growth prospects, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. We do not have any current plans, arrangements or understandings to make any additional acquisitions. In addition, our Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, our credit ratings, our ability to maintain a listing on Nasdaq and our financial condition and performance. If we fail to maintain an investment grade credit rating, it may adversely impact our ability to raise capital or incur additional debt. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market‑wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We receive substantial deposits and AUM as a result of referrals by professionals, such as attorneys, accountants, and doctors, and such referrals are dependent upon the continued positive interaction with and financial health of those referral sources.

Many of our deposit clients and clients of our wealth management business are individuals involved in professional vocations, such as lawyers, accountants, and doctors. These clients are a significant source of referrals for new clients in both the deposit and wealth management areas. If we fail to adequately serve these professional clients with our deposit services, lending, wealth management products and other services, this source of referrals may diminish, which could have a negative impact on our financial results. Further, if the economy in the geographic areas that we serve is negatively impacted, the amount of deposits and services that these professional individuals will utilize and the number of referrals that they will make may decrease, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

Our risk management framework may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to the way we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. If our underlying assumptions or estimates prove to be incorrect, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our risk management processes, internal controls, disclosure controls and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in accounting policies or standards could materially impact our financial statements.

From time to time, the FASB or the Securities and Exchange Commission, or SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which divert time and attention from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes‑Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Compliance with these reporting requirements and other rules of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio. Further, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are taking advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

The financial reporting resources we have put in place may not be sufficient to ensure the accuracy of the additional information we are required to disclose as a publicly listed company.

As a public company, we are subject to heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards required enhancements to the design and operation of our internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.

If we are unable to meet the demands required of us as a public company, including the requirements of the Sarbanes‑Oxley Act, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes‑Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Capital Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not perform an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes‑Oxley, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting under the standards of the Public Company Accounting Oversight Board, or PCAOB, as of any balance sheet date reported in our financial statements as of December 31, 2019. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes‑Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti‑money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or U.S. Treasury.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Moreover, U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third‑party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.

If the goodwill that we recorded in connection with our recent acquisitions becomes impaired, it could have a negative impact on our financial condition and results of operations.

As of December 31, 2019, we had goodwill of $27.3 million, or 9.6% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market‑based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non‑cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to extensive regulation, and the regulatory framework that applies to us, together with any future legislative or regulatory changes, may significantly affect our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders. Our Company is subject to supervision and regulation by the Federal Reserve, and the Bank is subject to supervision and regulation by the OCC and the FDIC. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our Bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Since the financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd‑Frank Act drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd‑Frank Act have not been applied to us and provisions of the Regulatory Relief Act are intended to result in meaningful regulatory relief for community banks and their holding companies. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted, and may continue to result in, increased costs of doing business, and may in the future, result in decreased revenues and net income, reduce our ability to compete effectively, to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in December 2019, the United States Congress enacted the Setting Every Community up for Retirement Enhancement, or SECURE Act. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. Some of the changes in law made by the SECURE Act are complex and unclear in application. Moreover, many of the provisions were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. We cannot predict what impact the SECURE Act will ultimately have on our business. In addition, political developments, including a possible change in administration in the United States in 2020, an election year, add uncertainty to the implementation, scope and timing of regulatory reforms.

Our retirement and benefit services and wealth management businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.

Our retirement and benefit services and wealth management businesses are highly regulated, primarily at the federal level. The failure of any of our businesses that provide investment management or wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. We are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, or ERISA, to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Changes in these laws or regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be subject to claims and litigation relating to our fiduciary responsibilities.

Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We operate in an environment that imposes income taxes on our operations at both the federal and state levels to varying degrees. We engage in certain strategies to minimize the impact of these taxes. Consequently, any change in tax laws or regulations, or new interpretation of an existing law or regulation, could significantly alter the effectiveness of these strategies.

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently‑enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2019, our net deferred tax asset was $7.9 million.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a presidential election year. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

We are subject to stringent capital requirements.

Banking institutions are required to hold more capital as a percentage of assets than most industries. In the wake of the global financial crisis, our capital requirements increased, both in the amount of capital we must hold and in the quality of the capital to absorb losses. Holding high amounts of capital compresses our earnings and constrains growth. In addition, the failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs and our ability to make acquisitions and result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve and the OCC periodically examine us, including our operations and our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate‑income areas. Our failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. In addition, new regulations, increased regulatory reviews or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business. Any of the actions described above could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Noncompliance with the Bank Secrecy Act and other anti‑money laundering statutes and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti‑money laundering programs and to file reports such as suspicious activity and currency transaction reports. We are required to comply with these and other anti‑money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institution we acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisitions.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a financial holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd‑Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by our Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like us, for compliance with federal consumer laws remains largely with our primary federal regulator, the OCC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The level of our commercial real estate portfolio may subject us to heightened regulatory scrutiny.

The federal banking regulators have issued the Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, which provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit the Bank’s levels of commercial real estate lending activities, but rather, guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2019, the Bank did not exceed these guidelines.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our registration statement on Form S-1, which was declared effective by the SEC on September 12, 2019, (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non‑affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10‑K.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, financial results or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Certain banking laws and certain provisions of our certificate of incorporation and bylaws may have an anti‑takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. In general, acquisitions of 10% or more of any class of voting stock of a bank holding company or depository institution generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

There are also provisions in our certificate of incorporation and bylaws that could have the effect of delaying, deferring or discouraging another party from acquiring control of us, even if such acquisition would be viewed by our stockholders to be in their best interests. These include supermajority stockholder voting thresholds and requirements relating to stockholder meetings and nominations or proposals. We are also subject to a statutory antitakeover provision included in the DGCL. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

Our certificate of incorporation has an exclusive forum provision, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation has an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of our directors, officers, employees or agents; (iii) any action asserting a claim arising pursuant to the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim that is governed by the internal affairs doctrine. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, there is uncertainty as to whether a court would enforce such a provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our stockholders approved this provision at our annual stockholders’ meeting held on May 13, 2014. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation. The exclusive forum provision, if enforced, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The California Consumer Privacy Act of 2018 or other such laws could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers.

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018, or the CCPA. This new law becomes effective on January 1, 2020 and provides consumers with expansive rights and control over their personal information, which is obtained by or shared with “covered businesses,” including for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against because of choices regarding the consumer’s personal information.

The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft, or disclosure of personal information due to failure to implement reasonable security procedures. We have not yet determined the potential impact of the CCPA on our business, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. It is also possible that other states where we have customers could enact similar laws.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates, and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities.

Market and Interest Rate Risks

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are dependent, in part, on our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by our retirement and benefit services and wealth management businesses which may have a negative impact on our fee income. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our interest earning assets and interest‑bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest‑bearing liabilities. We cannot control or accurately predict changes in market rates of interest. If short‑term interest rates remain at the current low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest‑earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result when the Federal Reserve reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage‑backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have generally been at levels lower than were available prior to the financial crisis. Consequently, the average yield on our interest‑earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

In addition, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which we compete. As of December 31, 2019, we had $577.7 million of non-maturity, noninterest bearing deposit accounts and $1.2 billion of non‑maturity interest-bearing deposit accounts. Interest rates for interest-bearing accounts have been at historically low levels due to market conditions, although in recent periods, banks and financial institutions started to increase rates in response to a series of increases made by the Federal Reserve in the targeted fed funds rate from 2015 through 2018 and market competition. We do not know what market rates will eventually be, especially given the recent cuts made by the Federal Reserve to its target interest rate in 2019, and the emergency interest rate cuts (and possibility of additional cuts) made by the Federal Reserve in response to the coronavirus. We have started to offer higher interest rates to maintain current clients or attract new clients, and as a result, our interest expense has increased in recent periods and may increase further, perhaps materially. If we fail to offer interest in a sufficient amount to keep these non‑maturity deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2019, the fair value of our securities portfolio was approximately $313.2 million, or 13.3% of our total assets. Factors beyond our control can significantly influence and cause potential adverse changes to the fair value of securities in our portfolio. For example, fixed‑rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions and other factors, could cause other‑than‑temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

Monetary policies and regulations of the Federal Reserve could adversely affect our operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, results of operations and growth prospects cannot be predicted.

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Stock Market, the average daily trading volume of our common stock is relatively low compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively low trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

The price of our common stock could be volatile, and other factors could cause our stock price to decline.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;
•	recommendations or research reports about us or the financial services industry in general published by securities analysts;
•	the failure of securities analysts to cover us;

•	operating and stock price performance of other companies that investors or analysts deem comparable to us;
•	news reports relating to trends, concerns, and other issues in the financial services industry;
•	perceptions in the marketplace regarding us, our competitors, or other financial institutions;
•	future sales of our common stock;
•	departures of members of our executive management team or other key personnel;
•	new technologies used, or services offered, by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•	the effects of, and changes in, trade, monetary, and fiscal policies, including the interest rate policies of the Federal Reserve;
•	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
•	litigation and governmental investigations; and
•	geopolitical conditions such as pandemics, acts or threats of terrorism, or military conflicts.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

In addition, the stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases, have been unrelated to the operating performance and prospects of particular companies. If the market of stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition results of operations or growth prospects. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volumes, prices, and times desired.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, the deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this report, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 401 Demers Avenue, Grand Forks, North Dakota 58201. In addition to our corporate headquarters, which includes a full service banking office, we operate two other full‑service banking offices located in Grand Forks, North Dakota, three full‑service banking offices located in Fargo and West Fargo, North Dakota, one full‑service banking office located in Northwood, North Dakota, six full‑service banking offices, one loan and deposit production office and one residential mortgage office located in the Twin Cities MSA, one full‑service banking office located in Phoenix, Arizona, and one full‑service banking office located in Mesa, Arizona. We offer retirement and benefits, wealth management and mortgage products and services at all of our full‑service banking offices. In addition, we operate two retirement and benefit services offices in Minnesota, two in Michigan and one in New Hampshire. We monitor client behavior and interactions with our banking and other offices, and in recent periods, we have shifted financial resources away from physical locations to technology solutions, as client demands continue to change. In 2016, we closed two bank branches in Fargo, North Dakota, and one in the Twin Cities MSA, and we also remodeled several locations to use space in a more efficient manner.

Additional information regarding our locations is set forth below.

Address Office Locations:	Ownership
1640 South Stapley Drive, Suite 105, Mesa, Arizona 82504	Leased
17045 North Scottsdale Road, Scottsdale, Arizona 85255	Owned
755 West Big Beaver Road, Suite 400, Troy, Michigan 48084	Leased
3001 Coolidge Road, Suite 105, East Lansing, Michigan 48823	Leased
7890 Mitchell Road, Eden Prairie, Minnesota 55344	Leased
409 Second Street, Excelsior, Minnesota 55331	Leased
120 South 6th Street, Suite 200, Minneapolis, Minnesota 55402	Leased
11100 Wayzata Boulevard, Suite 570, Minnetonka, Minnesota 55305	Leased
990 Helena Street North, Oakdale, Minnesota 55128	Owned
19765 Highway 7, Shorewood, Minnesota 55331	Owned
7650 Edinborough Way, Suite 645, Edina, Minnesota 55435	Leased
6 Pine Tree Drive, Suite 330, Arden Hills, Minnesota 55112	Leased
2 Pine Tree Drive, Suite 304A & 400, Arden Hills, Minnesota 55112	Leased
201 East Clark Street, Albert Lea, Minnesota 56007	Leased
2 Bedford Farms Drive, Suite 220, Bedford, New Hampshire 03110	Leased
51 Broadway, Suite 570, Fargo, North Dakota 58102	Leased
3137 32nd Avenue South, Fargo, North Dakota 58103	Owned
3170 43rd Street South, Suite 100, Fargo, North Dakota 58104	Leased
401 Demers Avenue, Grand Forks, North Dakota 58201	Leased
2300 South Columbia Road, Grand Forks, North Dakota 58201	Owned
1750 32nd Avenue South, Grand Forks, North Dakota 58201	Leased
503 Washington Ave, Northwood, North Dakota 58267	Owned
901 13th Avenue East, West Fargo, North Dakota 58078	Owned

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq Stock Market, or Nasdaq, under the symbol “ALRS” on September 13, 2019. Prior to that date, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol “ALRS.”

Shareholders

As of March 13, 2020, the Company had 237 holders of record of the Company’s common stock and an estimated 1,383 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock during the period from the date of our initial public offering and listing on the Nasdaq through December 31, 2019, with the cumulative return of the Nasdaq Composite Index and the total return of the SNL-U.S. Banks, Midwest Region Index. This comparison assumes $100.00 was invested on September 13, 2019 and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	September 13,	December 31,
	2019	2019
Alerus Financial Corporation	$100.00	$105.21
Nasdaq Composite Index	100.00	109.73
SNL-U.S. Banks, Midwest Region Index	100.00	107.90

The banks in the custom peer group, SNL-U.S. Banks, Midwest Region Index, includes all major exchange (NYSE, NYSE American, NASDAQ) banks in SNL’s coverage universe headquartered in Iowa, Indiana, Illinois, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to maintain or increase our current dividend levels in future quarters. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Dividend Restrictions

As a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. In general, a Delaware corporation may only pay dividends either out of surplus (as defined and computed in accordance with the provisions of the DGCL) or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.

Under the terms of our subordinated notes issued in December of 2015, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non‑cash dividend in connection with the implementation of a stockholders’ rights plan. In addition, under the terms of our junior subordinated debentures issued to our two statutory trusts, we are not permitted to pay dividends on our capital stock if an event of default occurs under the terms of the debentures, we are otherwise in default with respect to our payment obligations or we have elected to defer interest payments on the debentures.

In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “SUPERVISION AND REGULATION—Supervision and Regulation of the Company—Dividend Payments.” Because we are a holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “SUPERVISION AND REGULATION—Supervision and Regulation of the Bank—Dividend Payments.”

Unregistered Sales of Equity Securities.

In 2019, prior to the filing by the Company on September 18, 2019, of a registration statement on Form S-8, the Company issued a total of 83,761 shares of common stock to employees and directors in the form of restricted stock grants, restricted stock units and retainer shares pursuant to compensatory plans. These grants were made in reliance upon exemptions from registration requirements under Section 4(a)(2) of the Securities Act and pursuant to Rule 701 under the Securities Act.

Use of Proceeds

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through December 31, 2019, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements, related notes and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” appearing elsewhere in this report.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Income Statement Data
Net interest income	$74,551	$75,224	$67,670	$62,940	$52,870
Provision for loan losses	7,312	8,610	3,280	3,060	4,200
Noninterest income	114,194	102,749	103,045	105,089	93,105
Noninterest expense	142,537	136,325	134,920	143,792	118,134
Income before income taxes	38,896	33,038	32,515	21,177	23,641
Income tax expense	9,356	7,172	17,514	7,141	6,631
Net income (1)	29,540	25,866	15,001	14,036	17,010
Less: preferred stock dividends	—	—	—	25	200
Net income attributable to common stockholders	$29,540	$25,866	$15,001	$14,011	$16,810
Per Common Share Data
Earnings - basic	$1.96	$1.88	$1.10	$1.04	$1.26
Earnings - diluted	$1.91	$1.84	$1.07	$1.00	$1.21
Dividends declared	$0.57	$0.53	$0.48	$0.44	$0.42
Tangible book value per common share (1)(2)	$14.08	$10.68	$9.14	$7.99	$10.50
Average shares outstanding - basic	14,736	13,763	13,653	13,495	13,413
Average shares outstanding - diluted	15,093	14,063	14,007	14,000	13,947
Selected Performance Ratios
Return on average total assets (1)	1.34%	1.21%	0.75%	0.72%	1.11%
Return on average common equity (1)	12.78%	13.81%	8.49%	8.46%	10.63%
Return on average tangible common equity (1)(2)	17.46%	21.02%	18.04%	15.81%	13.86%
Noninterest income as a % of revenue	60.50%	57.73%	60.36%	62.54%	63.78%
Net interest margin (taxable-equivalent basis) (2)	3.65%	3.84%	3.74%	3.63%	3.81%
Efficiency ratio (2)	73.22%	73.80%	75.36%	81.12%	77.70%
Dividend payout ratio	29.84%	28.82%	44.82%	43.97%	34.71%
Selected Balance Sheet Data - Period Ending
Loans (3)	$1,721,279	$1,701,850	$1,574,474	$1,366,952	$1,126,921
Allowance for loan losses	(23,924)	(22,174)	(16,564)	(15,615)	(14,688)
Investment securities	313,158	254,878	274,411	278,911	192,343
Assets	2,356,878	2,179,070	2,136,081	2,050,045	1,744,324
Deposits (4)	1,971,316	1,775,096	1,834,962	1,785,209	1,458,021
Long-term debt	58,769	58,824	58,819	58,813	70,744
Total stockholders’ equity (5)	285,728	196,954	179,594	168,251	182,282
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	0.33%	0.18%	0.16%	0.16%	0.58%
Nonperforming loans to total loans	0.45%	0.41%	0.37%	0.56%	0.85%
Nonperforming assets to total assets	0.33%	0.33%	0.30%	0.47%	0.60%
Allowance for loan losses to total loans	1.39%	1.30%	1.05%	1.14%	1.30%
Allowance for loan losses to nonperforming loans	305.66%	318.45%	282.04%	205.03%	153.87%
Other Data
Retirement and benefit services assets under administration/management	$31,904,648	$27,812,149	$29,366,365	$26,111,299	$18,101,355
Wealth management assets under administration/management	3,103,056	2,626,815	2,701,966	2,298,992	1,953,941
Mortgage originations	946,441	779,708	867,253	1,065,132	986,979

(1)

Excluding a one-time $4.8 million expense related to the revaluation of our deferred tax assets in 2017, our net income, ROAA, ROAE, and ROATCE would have been $19.8 million, 0.99%, 11.21%, and 18.04%, respectively. These adjusted metrics represent non-GAAP financial measures. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

(2)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(3)	Excludes loans held for branch sale.
(4)	Excludes deposits held for sale.
(5)	Includes ESOP-owned shares.

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders’ equity, less goodwill and other intangible assets; (ii) tangible common equity per share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (v) net interest margin (tax-equivalent) as net interest income plus a tax-equivalent adjustment, divided by average earning assets; and (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Tangible common equity to tangible assets
Total common stockholders’ equity	$285,728	$196,954	$179,594	$168,251	$162,282
Less: Goodwill	27,329	27,329	27,329	27,329	3,683
Less: Other intangible assets	18,391	22,473	27,111	32,729	17,606
Tangible common equity (a)	240,008	147,152	125,154	108,193	140,993
Total assets	2,356,878	2,179,070	2,136,081	2,050,045	1,744,324
Less: Goodwill	27,329	27,329	27,329	27,329	3,683
Less: Other intangible assets	18,391	22,473	27,111	32,729	17,606
Tangible assets (b)	2,311,158	2,129,268	2,081,641	1,989,987	1,723,035
Tangible common equity to tangible assets (a)/(b)	10.38%	6.91%	6.01%	5.44%	8.18%
Tangible book value per common share
Total common stockholders’ equity	$285,728	$196,954	$179,594	$168,251	$162,282
Less: Goodwill	27,329	27,329	27,329	27,329	3,683
Less: Other intangible assets	18,391	22,473	27,111	32,729	17,606
Tangible common equity (c)	240,008	147,152	125,154	108,193	140,993
Total common shares issued and outstanding (d)	17,050	13,775	13,699	13,534	13,434
Tangible book value per common share (c)/(d)	$14.08	$10.68	$9.14	$7.99	$10.50

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Return on average tangible common equity
Net income	$29,540	$25,866	$15,001	$14,036	$17,010
Less: Preferred stock dividends	—	—	—	25	200
Add: Intangible amortization expense (net of tax)	3,224	3,664	3,655	4,553	2,840
Remeasurement due to tax reform	—	—	4,818	—	—
Net income, excluding intangible amortization (e)	32,764	29,530	23,474	18,564	19,650
Average total equity	231,084	187,341	176,779	168,039	178,087
Less: Average preferred stock	—	—	—	2,514	20,000
Less: Average goodwill	27,329	27,329	27,329	25,698	2,365
Less: Average other intangible assets (net of tax)	16,101	19,522	19,358	22,372	13,978
Average tangible common equity (f)	187,654	140,490	130,092	117,455	141,744
Return on average tangible common equity (e)/(f)	17.46%	21.02%	18.04%	15.81%	13.86%
Net interest margin (tax-equivalent)
Net interest income	$74,551	$75,224	$67,670	$62,940	$52,870
Tax-equivalent adjustment	347	462	865	599	456
Tax-equivalent net interest income (g)	74,898	75,686	68,535	63,539	53,326
Average earning assets (h)	2,052,758	1,970,004	1,833,002	1,755,283	1,404,771
Net interest margin (tax-equivalent) (g)/(h)	3.65%	3.84%	3.74%	3.62%	3.80%
Efficiency ratio
Noninterest expense	$142,537	$136,325	$134,920	$143,792	$118,134
Less: Intangible amortization expense	4,081	4,638	5,623	7,005	4,361
Adjusted noninterest expense (i)	138,456	131,687	129,297	136,787	113,773
Net interest income	74,551	75,224	67,670	62,940	52,870
Noninterest income	114,194	102,749	103,045	105,089	93,105
Tax-equivalent adjustment	347	462	865	599	456
Total tax-equivalent revenue (j)	189,092	178,435	171,580	168,628	146,431
Efficiency ratio (i)/(j)	73.22%	73.80%	75.36%	81.12%	77.70%
Adjusted net income and ratios for 2017 tax reform
Net income			$15,001
Remeasurement due to tax reform			4,818
Adjusted net income (k)			$19,819
Average assets (l)			2,001,503
Average equity (m)			176,779
Adjusted return on average assets (excluding the remeasurement due to tax reform) (k)/(l)			0.99%
Adjusted return on average equity (excluding the remeasurement due to tax reform) (k)/(m)			11.21%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward‑Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward‑looking statements. We assume no obligation to update any of these forward‑looking statements.

Overview

We are a diversified financial services company headquartered in Grand Forks, North Dakota. Through our subsidiary, Alerus Financial, National Association, we provide innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship‑oriented primary point of contact along with responsive and client‑friendly technology.

Our primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to our offices located in our banking markets, our retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and New Hampshire.

Our business model produces strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We believe our client‑first and advice‑based philosophy, diversified business model and history of high performance and growth distinguishes us from other financial service providers. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business lines. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

As of December 31, 2019, we had $2.4 billion of total assets, $1.7 billion of total loans, $2.0 billion of total deposits, $285.7 million of stockholders’ equity, $28.9 billion of AUA and $6.1 billion of AUM. For the year ended December 31, 2019 we had $946.4 million of mortgage originations.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income on interest‑earning assets, primarily loans and available‑for‑sale securities. We incur interest expense on interest‑bearing liabilities, primarily interest‑bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on loans, available‑for‑sale securities and other interest‑earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest‑bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances along with the volume and type of interest‑bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest‑earning assets or pay on interest‑bearing liabilities.

Noninterest Income

Noninterest income primarily consists of the following:

•

Our retirement and benefit services business, which includes retirement plan administration, retirement plan investment advisory, HSA, ESOP, payroll and other benefit services, is our Company’s largest source of noninterest income. Over half of our retirement and benefit services fees are transaction or participant based fees and are impacted by the number of plans and participants. The remainder of noninterest income is based on the market value of the related AUA and AUM and impacted by the level of contributions, withdrawals, new business, lost business and fluctuation in market values.

•

Wealth management includes personal trust, investment and brokerage services. Our Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.

•

Mortgage noninterest income consists of gains on originating and selling mortgages and origination fees. Mortgage gains are primarily impacted by the level of originations, amount of loans sold, the type of loans sold and market conditions.

•

Service charges on deposit accounts are comprised of income generated through deposit account related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.

•

Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies we hold on certain key employees, loan servicing income net of the related amortization, and any other income which does not fit within one of the specific noninterest income lines described above. Other noninterest income is generally impacted by business activities and level of transactions.

Noninterest Expense

Noninterest expense is comprised primarily of the following:

•

Compensation and employee taxes and benefits—include all forms of personnel related expenses including salary, commissions, incentive compensation, payroll related taxes, stock‑based compensation, benefit plans, health insurance, 401(k) plan match costs, ESOP and other benefit related expenses. Compensation and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.

•

Occupancy and equipment—costs related to owning and leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy‑related expenses. Occupancy and equipment costs are primarily impacted by the number and size of the locations we occupy.

•

Business services, software and technology—costs related to contracts with core system and third‑party data processing providers, software and information technology services to support office activities and internal networks. We believe our technology spending enhances the efficiency of our employees and enables us to provide outstanding service to our clients. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of employees, clients and volume of transactions we have and the level of service we require from our third‑party technology vendors.

•

Intangible amortization expense is the result of acquisitions of fee income and banking companies. Identified intangible assets with definite lives consist of client relationship intangibles and are amortized on a straight‑line basis over the period representing the estimated remaining lives of the assets. The amount of expense is impacted by the timing of acquisitions and the estimated remaining lives of the assets.

•

Professional fees and assessments—costs related to legal, accounting, tax, consulting, personnel recruiting, directors fees, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.

•

Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned, or OREO, for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of business operations based on income before income tax. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within banking, retirement and benefit services, wealth management, and mortgage. We measure the profitability of each segment based on the direct allocations of expense as we believe it better approximates the contribution generated by our reportable operating segments. All indirect overhead allocations and income tax expense is allocated to corporate administration. A description of each segment is provided in Note 21 (Segment Reporting) of the Company’s audited consolidated financial statements included elsewhere in this report.

Critical Accounting Policies

As a result of the complex and dynamic nature of our business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with current GAAP, but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting our financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical of the accounting policies are discussed below.

Investment securities—Investment securities can be classified as trading, available‑for‑sale, and equity. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available‑for‑sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of stockholders’ equity, and do not affect earnings until realized. The fair values of investment securities are generally determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility. Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other‑than‑temporarily impaired. An unrealized loss is generally deemed to be other‑than‑temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other‑than‑temporary impairment write‑down is recorded in current earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security, and it is not likely that we will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

Allowance for loan losses—The allowance for loan losses reflects management’s best estimate of probable loan losses in our loan portfolio. Determination of the allowance for loan losses is inherently subjective. It requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience, expected duration and consideration of current economic trends, all of which may be susceptible to significant change.

Intangible assets—As a result of acquisitions, we carry goodwill and identifiable intangible assets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date. Goodwill is evaluated at least annually or when business conditions suggest impairment may have occurred. Should impairment occur, goodwill will be reduced to its revised carrying value through a charge to earnings. Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives. The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk‑free interest rates, required equity market premiums, and company‑specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors. Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on our results of operations.

Income taxes—Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties related to income tax matters are recognized in income tax expense.

On December 22, 2017, the U.S government enacted Public Law 115-97, commonly known as, the Tax Cuts and Jobs Act, a comprehensive tax legislation, which reduced the federal income tax rate for C corporations from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S corporate income tax rate from 35% to 21%, we re‑measured our deferred tax assets and recognized $4.8 million of tax expense in the Consolidated Statement of Income for the year ended December 31, 2017. See Note 20 (Income Taxes) of the Company’s audited consolidated financial statements included elsewhere in this report.

Fair value measurements—Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices, or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgement may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial assets that are recorded at fair value on a recurring basis include investment securities and derivative financial instruments. As of December 31, 2019 and 2018, $314.8 million or 13.4% and $253.4 million or 11.6%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities. The fair value of financial assets on a recurring basis are classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2019 and 2018, $109 thousand and $7 thousand, respectively represented less than 1% of our total liabilities in those years and were classified as Level 2 of the fair value hierarchy. We have no fair value assets or liabilities classified in Level 3 of the fair value hierarchy.

A further discussion regarding the fair value of assets and liabilities, and the classification of Level 1, 2, and 3 hierarchies, is disclosed in Note 26 (Fair Value of Assets and Liabilities) of the Company’s audited consolidated financial statements included elsewhere in this report.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) of the Company’s audited consolidated financial statements included elsewhere in this report.

Results of Operations

Summary

Net income for the year ended December 31, 2019 was $29.5 million, an increase of $3.7 million, or 14.2%, compared to $25.9 million for the year ended December 31, 2018. Diluted earnings per common share was $1.91 in 2019, compared to $1.84 for 2018. Return on average total assets was 1.34% in 2019, compared to 1.21% for 2018. The increase in net income was primarily due to an increase of $11.4 million in noninterest income primarily due to an increase in mortgage banking revenue. We also had a $1.3 million decrease in provision for loan losses due to the improved credit quality of our loan portfolio. These improvements were partially offset by a $6.2 million, or 4.6%, increase in noninterest expense driven by a $4.6 million increase in compensation, $1.9 million in business services, software and technology expense, and $1.6 million in employee taxes and benefits.

Net income for the year ended December 31, 2018 was $25.9 million, an increase of $10.9 million, or 72.4%, compared to $15.0 million for the year ended December 31, 2017. Diluted earnings per common share was $1.84 in 2018, compared to $1.07 for 2017. Return on average total assets was 1.21% in 2018, compared to 0.75% for 2017. The increase in net income was primarily driven by a $10.3 million decrease in income taxes, as a result of the impact from the Tax Cuts and Jobs Act. Other contributing factors included a $7.6 million increase in net interest income offset by increases of $5.3 million in provision for loan losses and $1.4 million in noninterest expense.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent, or FTE

Net interest income totaled $74.9 million in 2019, a decrease of $788 thousand, or 1.04%, from 2018. Net interest margin decreased 19 basis points to 3.65%, in 2019, from the 3.84% reported in 2018. The decreases  were primarily a result of a $42.7 million, or 3.1%, increase in average interest‑bearing liabilities and a 41 basis point increase in the average rate paid on interest‑bearing liabilities, partially offset by a $29.1 million, or 1.7%, increase in average total loans and an 8 basis point increase in the average yield on interest earning assets.

Net interest income totaled $75.7 million in 2018, an increase of $7.2 million, or 10.4%, from 2017. Net interest margin increased 10 basis points to 3.84% from the 3.74% reported in 2017. The increases were attributable to a $137.0 million, or 7.5% increase in average earning assets and a 31 basis point increase in the earning‑asset yield, partially offset by a $77.1 million increase in average interest-bearing liabilities and a 29 basis point increase in the cost of interest‑bearing liabilities.

The following table sets forth information related to our average balance sheet, average yields on assets, and average rates of liabilities for the periods indicated. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a comparable basis.

	Year ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$34,876	$656	1.88%	$8,336	$166	1.99%	39,045	$379	0.97%
Investment securities (3)	266,204	6,586	2.47%	255,247	6,232	2.44%	286,313	6,858	2.40%
Loans held for sale	36,035	1,138	3.16%	19,255	607	3.15%	23,887	609	2.55%
Loans
Commercial:
Commercial and industrial	500,652	27,288	5.45%	483,182	25,019	5.18%	449,901	21,449	4.77%
Real estate construction	23,625	1,287	5.45%	39,024	2,161	5.54%	44,492	2,243	5.04%
Commercial real estate	448,869	22,237	4.95%	475,778	22,853	4.80%	464,688	21,667	4.66%
Total commercial	973,146	50,812	5.22%	997,984	50,033	5.01%	959,081	45,359	4.73%
Consumer
Residential real estate first mortgage	455,635	19,257	4.23%	400,458	16,420	4.10%	243,655	10,464	4.29%
Residential real estate junior lien	184,972	10,422	5.63%	190,838	10,305	5.40%	188,420	9,026	4.79%
Other revolving and installment	93,226	4,336	4.65%	88,605	3,929	4.43%	83,886	3,476	4.14%
Total consumer	733,833	34,015	4.64%	679,901	30,654	4.51%	515,961	22,966	4.45%
Total loans (1) (3)	1,706,979	84,827	4.97%	1,677,885	80,687	4.81%	1,475,042	68,325	4.63%
Federal Reserve/FHLB Stock (4)	8,664	440	5.08%	9,281	473	5.10%	8,715	331	3.80%
Total interest earning assets	2,052,758	93,647	4.56%	1,970,004	88,165	4.48%	1,833,002	76,502	4.17%
Noninterest earning assets	159,235			159,402			168,501
Total assets	$2,211,993			$2,129,406			$2,001,503
Interest-Bearing Liabilities
Interest-bearing demand deposits (2)	$428,162	$1,995	0.47%	$405,512	$1,034	0.25%	$336,876	$408	0.12%
Money market and savings deposits (2)	681,621	8,320	1.22%	626,041	3,950	0.63%	619,687	1,627	0.26%
Time deposits (2)	186,781	3,019	1.62%	206,846	2,008	0.97%	219,164	1,485	0.68%
Short-term borrowings	71,421	1,805	2.53%	86,851	1,896	2.18%	72,445	943	1.30%
Long-term debt	58,789	3,610	6.14%	58,813	3,591	6.11%	58,803	3,504	5.96%
Total interest-bearing liabilities	1,426,774	18,749	1.31%	1,384,063	12,479	0.90%	1,306,975	7,967	0.61%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits (2)	512,586			528,552			488,295
Other noninterest-bearing liabilities	41,549			29,450			29,454
Stockholders’ equity	231,084			187,341			176,779
Total liabilities and stockholders’ equity	$2,211,993			$2,129,406			$2,001,503
Net interest income		$74,898			$75,686			$68,535
Net interest rate spread			3.25%			3.58%			3.56%
Net interest rate margin (3)			3.65%			3.84%			3.74%

(1)	Includes loans held for sale.
(2)	Includes deposits held for sale.
(3)	Fully tax‑equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent and 35.0 percent for years prior to 2018.
(4)	Average balances have been reclassed from noninterest earning assets.

Rate/Volume Analysis

The table below presents the effect of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous year’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2019			Year ended December 31, 2018
	Compared with			Compared with
	Year ended December 31, 2018			Year ended December 31, 2017
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$528	$(38)	$490	$(298)	$85	$(213)
Investment securities	267	87	354	(746)	120	(626)
Loans held for sale	529	2	531	(118)	116	(2)
Loans
Commercial:
Commercial and industrial	905	1,364	2,269	1,587	1,983	3,570
Real estate construction	(853)	(21)	(874)	(276)	194	(82)
Commercial real estate	(1,292)	676	(616)	517	669	1,186
Total commercial	(1,240)	2,019	779	1,828	2,846	4,674
Consumer
Residential real estate first mortgage	2,262	575	2,837	6,734	(778)	5,956
Residential real estate junior lien	(317)	434	117	116	1,163	1,279
Other revolving and installment	205	202	407	196	257	453
Total consumer	2,150	1,211	3,361	7,046	642	7,688
Total loans (1)	910	3,230	4,140	8,874	3,488	12,362
Federal Reserve/FHLB Stock	(31)	(2)	(33)	22	120	142
Total interest income	2,203	3,279	5,482	7,734	3,929	11,663
Interest-bearing liabilities
Interest-bearing demand deposits (2)	57	904	961	83	543	626
Money market and savings deposits (2)	350	4,020	4,370	17	2,306	2,323
Time deposits (2)	(195)	1,206	1,011	(83)	606	523
Short-term borrowings	(336)	245	(91)	188	765	953
Long-term debt	(1)	20	19	1	86	87
Total interest expense	(125)	6,395	6,270	206	4,306	4,512
Change in net interest income	$2,328	$(3,116)	$(788)	7,528	$(377)	$7,151

(1)	Includes loans held for sale.
(2)	Includes deposits held for sale.

Provision for Loan Losses

The provision for loan losses was $7.3 million for the year ended December 31, 2019, compared to $8.6 million for the year ended December 31, 2018. The provision in 2019 was primarily due to $5.6 million of net charge-offs, $1.8 million more provision for pass rated credits, due to loan growth, $1.4 million more provision for specific reserves on impaired loans, and $1.7 million less provision related to the decrease in criticized loan balances.

The provision for loan losses was $8.6 million for the year ended December 31, 2018, compared to $3.3 million for the year ended December 31, 2017. The increase of $5.3 million in provision for loan losses in 2018 was primarily due to $3.3 million more provision related to the increase in criticized loan balances, $0.9 million more provision for specific reserves on impaired loans, $0.7 million more provision for net charge‑offs, and $0.4 million for pass rated credits due to loan growth.

The provision for loan losses on off‑balance sheet items, a component of “other expense” in our Consolidated Statements of Income, reflects management’s assessment of the adequacy of the allowance for loan losses on lending‑related commitments. See “Financial Condition—Allowance for Loan Losses.”

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2019, 2018, and 2017.

	Year ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Retirement and benefit services	$63,811	$63,316	$495	0.8%	$63,316	$62,390	$926	1.5%
Wealth management	15,502	14,900	602	4.0%	14,900	13,953	947	6.8%
Mortgage banking	25,805	17,630	8,175	46.4%	17,630	19,748	(2,118)	(10.7)%
Service charges on deposit accounts	1,772	1,808	(36)	(2.0)%	1,808	1,854	(46)	(2.5)%
Net gains (losses) on investment securities	357	85	272	320.0%	85	(13)	98	(753.8)%
Other	6,947	5,010	1,937	38.7%	5,010	5,113	(103)	(2.0)%
Total noninterest income	$114,194	$102,749	$11,445	11.1%	$102,749	$103,045	$(296)	(0.3)%
Noninterest income as a % of revenue	60.5%	57.7%			57.7%	60.4%

Total noninterest income increased by $11.4 million, or 11.1%, to $114.2 million in 2019 as compared to 2018. The increase in noninterest income was primarily due to an $8.2 million increase in mortgage banking as a result of higher mortgage originations and a transition from best efforts to mandatory delivery. Mortgage originations for 2019 were $946.4 million, a $166.7 million, or 21.4% increase from 2018. In addition, other noninterest income increased $1.9 million compared to 2018, due to a $1.5 million gain on the sale of our Duluth, MN branch and a $542 thousand gain on the sale of a parcel of land in Grand Forks, ND.

Total noninterest income decreased by $296 thousand, or 0.3%, to $102.7 million in 2018 as compared to 2017. Retirement and benefit services for 2018 was $63.3 million, an increase of $926 thousand, or 1.5%, from the prior year, due to the combination of expanded business activities from an acquisition of Alliance Benefit Group North Central States, Inc., or ABGNCS, in 2016 and new client generation. Wealth management for 2018 was $14.9 million, an increase of $947 thousand from the prior year. The increase was due to organic growth and through leveraging synergies by retaining terminated retirement and benefit services participants. Mortgage banking for 2018 was $17.6 million, a decrease of $2.1 million or 10.7% from the prior year level. The decrease was primarily driven by a corresponding decrease in origination volume. Mortgage originations for 2018 of $779.7 million decreased $87.3 million or 10.1% as a result of higher home mortgage rates throughout the year.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 60.5% in 2019,  up from 57.7% the prior year. The increase in 2019 was due to an 11.1% increase in noninterest income, while net interest income decreased 0.9%. This ratio decreased from 60.4% in 2017 to 57.7% in 2018, due to net interest income increasing by 11.2%, while noninterest income decreased by 0.3%.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2019, 2018, and 2017.

	Year ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Compensation	$74,018	$69,403	$4,615	6.6%	$69,403	$67,576	$1,827	2.7%
Employee taxes and benefits	19,456	17,866	1,590	8.9%	17,866	16,490	1,376	8.3%
Occupancy and equipment expense	10,751	11,086	(335)	(3.0)%	11,086	10,892	194	1.8%
Business services, software and technology expense	16,381	14,525	1,856	12.8%	14,525	12,976	1,549	11.9%
Intangible amortization expense	4,081	4,638	(557)	(12.0)%	4,638	5,623	(985)	(17.5)%
Professional fees and assessments	4,011	5,098	(1,087)	(21.3)%	5,098	6,158	(1,060)	(17.2)%
Marketing and business development	3,162	3,459	(297)	(8.6)%	3,459	3,271	188	5.7%
Supplies and postage	2,722	2,737	(15)	(0.5)%	2,737	2,609	128	4.9%
Travel	1,787	1,738	49	2.8%	1,738	1,530	208	13.6%
Mortgage and lending expenses	2,853	2,153	700	32.5%	2,153	2,235	(82)	(3.7)%
Other	3,315	3,622	(307)	(8.5)%	3,622	5,560	(1,938)	(34.9)%
Total noninterest expense	$142,537	$136,325	$6,212	4.6%	$136,325	$134,920	$1,405	1.0%

Total noninterest expense increased $6.2 million, or 4.6%, to $142.5 million for the year ended December 31, 2019, from $136.3 million for 2018. The increase in noninterest expense was primarily due to increases of $4.6 million in compensation, $1.6 million in employee taxes and benefits, $1.9 million in business services, software and technology expense, and $700 thousand in mortgage and lending expenses. These increases were partially offset by decreases of $1.1 million in professional fees and assessments, and $557 in intangible amortization expense. The increase in compensation expense was primarily driven by increased incentives related to mortgage banking due to higher mortgage originations, in addition to usual cost of living adjustments. The increase in employee taxes and benefits was primarily due to the corresponding increase in compensation along with a $448 thousand increase in cost of group insurance. The increase in business services, software and technology expense was due to continued investments in digital delivery solutions for our clients along with the full implementation of our new client relationship management software. The increase in mortgage and lending expenses was directly related to the increase mortgage originations. The decrease in professional fees and assessments was due to a $671 thousand decrease in consulting related expenses and a $490 thousand decrease in regulatory assessments primarily due to small bank assessments credits applied against our quarterly FDIC assessments. The decrease in intangible amortization expense is normal runoff of intangible assets and core deposit premiums from past acquisitions.

Total noninterest expense increased $1.4 million, or 1.0%, to $136.3 million for the year ended December 31, 2018, from $134.9 million for 2017. The increase in noninterest expense was primarily due to an increase in compensation of $1.8 million resulting from the addition of 38 full‑time equivalent employees in 2018. Employee taxes benefits and taxes increased $1.4 million due in part to the increased number of employees and an increase in group insurance of $690 thousand. Business services, software, and technology expense increased $1.5 million as our Company invested in a new client relationship manager software and digital delivery of solutions to clients. Amortization expense decreased $1.0 million to $4.6 million as a result of past acquisitions being fully amortized during the year. Professional fees and assessments decreased $1.1 million due to legal expenses in 2017 related to litigation and a settlement of the related litigation of $330 thousand received in 2018. Other noninterest expense decreased $1.9 million during 2018 due to expense accruals of $450.0 thousand in 2017 for litigation, which were reversed in 2018. In addition, the true‑up liability for the loans covered under the loss share agreement with the FDIC was $3.2 million in 2017 and in 2018 the loss share agreement was terminated for $220 thousand less than the amount recorded as payable to the FDIC. Finally, there was $520 thousand of branch closure expenses recognized in 2017 and no expenses related to branch closures in 2018.

Income Taxes

For the year ended December 31, 2019, we recognized income tax expense of $9.4 million on $38.9 million of pre‑tax income resulting in an effective tax rate of 24.1%, compared to the same period in 2018, in which we recognized an income tax expense of $7.2 million on $33.0 million of pre‑tax income, resulting in an effective tax rate of 21.7%. The increase in the effective tax rate was primarily due to a reduction in excess tax benefits from stock‑based compensation and a reduction in tax exempt interest income from investment securities.

For the year ended December 31, 2018, we recognized income tax expense of $7.2 million on $33.0 million of pre‑tax income resulting in an effective tax rate of 21.7%, compared to the same period in 2017, in which we recognized an income tax expense of $17.5 million on $32.5 million of pre‑tax income, resulting in an effective tax rate of 53.9%. The increase in the effective rate for 2017 was primarily attributable to one‑time expenses from the revaluation of net deferred tax assets related to the enactment of the Tax Cuts and Jobs Act in addition to a $1.4 million impairment of deferred tax assets related to loans acquired in 2014 that we were unable to recognize certain tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other things, the Tax Cuts and Jobs Act lowered the corporate tax rate to 21% from the existing maximum rate of 35.0%, effective for tax years including or commencing January 1, 2018. ASC 740, Income Taxes, requires existing deferred tax assets and liabilities to be measured at the enacted tax rate expected to be applied when the temporary differences are to be realized or settled. Thus, as of the date of enactment, deferred taxes were re‑measured based upon the new 21% tax rate. The change in tax rate resulted in a deferred tax expense of $4.8 million from the write‑down of the net deferred tax assets. The effect of this change in tax law was recorded as a component of the income tax provision including those deferred assets and liabilities that were established through a financial statement component other than continuing operations.

Segment Reporting

We determine reportable segments based on the significance of the services offered, the significance of those services to our financial condition and operating results, and our regular review of the operating results of those services. We have four operating segments—banking, retirement and benefit services, wealth management, and mortgage. These segments are components for which financial information is prepared and evaluated regularly by management in deciding how to allocate resources and assess performance.

The selected financial information presented for each segment sets forth net interest income, provision for loan losses, noninterest income, and direct noninterest expense before indirect overhead allocations. Corporate administration includes the indirect overhead and is set forth in the table below along with income tax expense and the consolidated net income. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes. Certain reclassification adjustments have been made between corporate administration and the various lines of business for consistency in presentation.

For additional financial information on our segments see Note 21 (Segment Reporting) of the Company’s audited consolidated financial statements included elsewhere in this report.

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 15 offices in North Dakota, Minnesota, and Arizona. These products and services are supported through various digital applications. The majority of our assets and liabilities are on the banking segment balance sheet.

The banking segment reported net income before taxes and indirect allocations of $33.4 million for the year ended December 31, 2019, a decrease of $233 thousand compared to 2018. The decrease was driven primarily by a decrease of $1.0 million in net interest income partially offset by a decrease in provision for loan losses of $1.3 million. Net interest income decreased $1.0 million as average deposits increased $42.2 million while average loans only increased $29.1 million. Noninterest expense increased 1.3%, or $566 thousand in 2019 compared to 2018, primarily due to the $479 thousand increase in intercompany expense which was allocated to the mortgage segment for the residential real estate loans delivered to the Bank’s balance sheet.

The banking segment reported net income before taxes and indirect allocations of $33.6 million for 2018, a decrease of $4.6 million compared to the prior period due to a $5.3 million increase in provision expense. Net interest income increased $7.5 million as average loans grew $202.8 million from $1.5 billion to $1.7 billion and average deposits increased $102.9 million from $1.7 billion to $1.8 billion during the period. Noninterest expense rose 18.4% or $6.6 million in 2018 compared to 2017, primarily due to the intercompany expense of $6.3 million which was allocated to the mortgage and retirement and benefit services segments for the residential real estate loans and deposit balances delivered to the Bank’s balance sheet.

Retirement and Benefit Services

Retirement and benefit services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping and administration; investment fiduciary services to retirement plans; HSA, flex spending account, and government health insurance program recordkeeping and administration services to employers; payroll and human resource information system services for employers. The division services approximately 6,700 retirement plans and more than 355,000 plan participants. In addition, the division employs nearly 300 professionals, and operates within our banking markets as well as Albert Lea, Minnesota, Lansing, Michigan, Manchester, New Hampshire and 13 satellite offices.

The retirement and benefit services segment reported net income before taxes and indirect allocations of $28.4 million for the year ended December 31, 2019, an increase of $1.5 million from the $26.9 million for 2018. Revenue of $63.8 million, comprised of $28.9 million in asset based revenue and $34.9 million in participant and transaction revenues, increased  $495 thousand or 0.8% primarily due to an increase in participant and transaction based revenue of

$2.0 million or 6.0%, partially offset by a decrease in asset based revenue of $1.5 million or 4.9%. The decline in the asset based revenue was the result of fee compression and an ongoing shift from asset based fees to participant and transaction based fees. Noninterest expense declined $1.0 million or 2.8% due to the reduction in allocation expense of $1.8 million, as the division was credited for sourcing deposits which are being held on the banking division’s balance sheet, partially offset by an $886 thousand increase in compensation and $375 thousand in employee benefit expenses.

The retirement and benefit services segment reported net income before taxes and indirect allocations of $26.9 million for 2018, an increase of $6.5 million from the $20.4 million of net income before taxes and indirect allocations earned in 2017. Revenue of $63.3 million included $30.4 million of asset based revenue and $32.9 million of participant and transaction revenues, and increased $926 thousand or 1.5% due to a $1.2 million decline in asset based revenues and $2.1 million increase in participant and transaction revenues. The shifts in revenue are the result of fee compression and an ongoing shift from asset based fees to participant and transaction based fees. Noninterest expense declined $5.6 million or 13.3%. The reduction in expense was due to a $3.2 million decline in allocation expense as the division is credited for sourcing deposits which are being held on the banking division’s balance sheet. Personnel related expenses also decreased by $1.4 million and intangible amortization expense decreased by $1.0 million.

The following table presents changes in the combined assets under administration and asset under management for our retirement and benefit services segment for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
AUA & AUM balance beginning of period	$27,812,149	$29,366,365	$26,111,299
Inflows (1)	5,009,789	4,637,646	4,816,574
Outflows (2)	(5,406,667)	(4,981,204)	(4,822,892)
Market impact (3)	4,489,377	(1,210,658)	3,261,384
AUA & AUM balance end of period	$31,904,648	$27,812,149	$29,366,365
Yield (4)	0.21%	0.22%	0.22%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment were $31.9 billion at December 31, 2019, an increase of $4.1 billion compared to the total at December 31, 2018. The increase was primarily driven by an increase of $4.5 billion related to the market impact and partially offset by outflows outpacing inflows.

AUA and AUM were $27.8 billion at December 31, 2018, a decrease of $1.6 billion compared to the total at December 31, 2017. The decrease was the result of a $1.2 billion decline related to the market impact and a $343.6 million decrease due to outflows exceeding inflows for the twelve months ended December 31, 2018.

Wealth Management

The wealth management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across our Company’s footprint.

Wealth management reported net income before taxes and indirect allocations of $8.3 million for the year ended December 31, 2019, an increase of  $176 thousand from 2018. Noninterest income increased $602 thousand or 4.0% as compared to 2018, primarily due to an increase in combined assets under administration and assets under management partially offset by a 3 basis points reduction in yield. Wealth management noninterest expense of $7.2 million increased $364 thousand or 5.3% from 2018 primarily due to an increase in compensation expense.

Wealth management reported net income before taxes and indirect allocations of $8.1 million for the year ended December 31, 2018,  an increase of  $1.8 million from 2017.Wealth management noninterest income for 2018 was $14.9 million, an increase of $947 thousand from the prior year. The increase was due to the additional clients generated by both organic growth and through leveraging synergies of retirement and benefit services. Wealth management noninterest expense of $6.8 million decreased $816 thousand from 2017 primarily due to intercompany allocations.

The following table presents changes in the wealth management combined assets under administration and assets under management, disaggregated by product, for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Dimension balance beginning of period	$1,276,905	$1,369,580	$1,148,464
Inflows (1)	545,606	218,171	520,283
Outflows (2)	(329,974)	(199,187)	(422,156)
Market impact (3)	159,917	(111,659)	122,989
Dimension balance end of period	$1,652,454	$1,276,905	$1,369,580
Yield (4)(6)	0.54%	0.57%	0.55%
Blue Print balance beginning of period	$348,605	$334,648	$260,374
Inflows (1)	117,846	104,643	85,492
Outflows (2)	(58,832)	(55,938)	(42,325)
Market impact (3)	62,318	(34,748)	31,107
Blue Print balance end of period	$469,937	$348,605	$334,648
Yield (4)(6)	0.98%	1.04%	1.03%
Trust balance beginning of period	$226,305	$222,738	$215,154
Inflows (1)	200,766	251,327	216,880
Outflows (2)	(187,648)	(297,514)	(174,838)
Market impact (3)	51,254	49,754	(34,458)
Trust balance end of period	$290,677	$226,305	$222,738
Yield (4)(6)	0.60%	0.65%	0.73%
Total Wealth Management balance beginning of period	$1,851,815	$1,926,966	$1,623,992
Inflows (1)	864,218	574,141	822,655
Outflows (2)	(576,454)	(552,639)	(639,319)
Market impact (3)	273,489	(96,653)	119,638
Total Wealth Management balance end of period (5)	$2,413,068	$1,851,815	$1,926,966
Yield (4)(6)	0.63%	0.66%	0.66%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth management noninterest income divided by simple average ending balances.
(5)	Total wealth management does not include brokerage assets of $690.0 million, $775.0 million, and $775.0 million for the years ending December 31, 2019, 2018 and 2017, respectively.
(6)	Yield does not include brokerage revenue of $2.1 million, $2.4 million, and $2.3 million for the years ending December 31, 2019, 2018 and 2017, respectively.

AUM for the wealth management segment was $2.4 billion, excluding $690.0 million of brokerage assets, at December 31, 2019, an increase of $561.3 million compared to the total at December 31, 2018. The increase was driven by an increase of $273.5 million related to the market impact, in addition to inflows exceeding outflows by $287.8 million.

AUM was $1.9 billion, excluding brokerage assets of $775.0 million, at December 31, 2018, a decrease of $75.1 million compared to the total at December 31, 2017. The decrease was the result of a $96.7 million decline related to the market impact and partially offset by a $21.5 increase due to inflows exceeding outflow flows for the twelve months ended December 31, 2018.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the banking office locations.

Mortgage reported net income before taxes and indirect allocations of $5.2 million for the year ended December 31, 2019, an increase of $3.9 million from the $1.3 million reported in 2018. Mortgage noninterest income for 2019 of $25.8 million increased $8.2 million, or 46.4%, from the same period in 2018. The increase was primarily driven by an increase in mortgage originations and the transitions to mandatory delivery of mortgages into the secondary market.  Mortgage originations for the year ended December 31, 2019 were $946.4 million, an increase of $166.7 million or 21.4%, from 2018. The increase in noninterest income was partially offset by an increase of $4.7 million in noninterest expense, primarily due to increased incentive compensation directly related to the increase in mortgage originations.

Mortgage reported net income before taxes and indirect allocation of $1.3 million for the year ended December 31, 2018, a decrease of $1.8 million from the $3.0 million reported in 2017. Mortgage noninterest income for 2018 of $17.6 million decreased $2.1 million or 10.7% from the prior year level. The decrease was primarily driven by a corresponding decrease in origination volume. Mortgage originations for 2018 of $779.7 million decreased $87.3 million or 10.1% year over year. Mortgage noninterest expense for 2018 decreased $249 thousand or 1.4% from the prior year. The decrease consisted of lower incentive compensation and various lending expenses correlated to the decline in origination volume offset by additional investments in talent and technology.

Financial Condition

Overview

Total assets were $2.4 billion at December 31, 2019, an increase of $177.8 million compared to $2.2 billion at December 31, 2018. The increase in total assets was primarily due to increases of $103.4 million in cash and cash equivalents, $60.2 million in available-for-sale investment securities, $32.4 million in loans held for sale, and $19.4 million in loans, offset by a reduction in loans held for branch sale of $32.0 million. In addition, we recognized an operating lease right‑of‑use asset which totaled $8.3 million at December 31, 2019. The increase in loans held for sale was primarily due to higher loan originations. The increase in loans was primarily driven by growth in our commercial real estate and commercial and industrial portfolios. The increase in securities available‑for‑sale was a result of management’s decision to extend the duration while increasing the portfolio yield and harvesting gains on lower yielding and shorter duration securities. The increase in cash and cash equivalents was primarily due to an increase in cash balances held with the Federal Reserve Bank. We maintain a cash balance at the Federal Reserve and manage this liquidity balance on a daily basis as required, and may have significant cash balance fluctuations in the ordinary course of business based on inflows and outflows from changing loan totals, investment activity, and deposit flows.

Total assets were $2.2 billion at December 31, 2018, an increase of $43.0 million compared to $2.1 billion at December 31, 2017. The increase was primarily due to an increase of $127.4 million in total loans, offset by an increase of $5.6 million in the allowance for loan losses, partially offset by a decrease of $81.3 million in cash and due from banks, a $16.8 million decrease in securities available‑for‑sale, and a $4.6 million decrease in other intangible assets. The increase in loans was primarily driven by growth in the residential mortgage portfolio of $92.9 million as well as an increase of $30.1 million in the commercial and industrial portfolio. The decrease in cash and due from banks and securities available‑for‑sale reflects management’s decision to invest in higher yielding assets.

Investment Securities

The following table presents the fair value of our investment securities portfolio for the periods indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Trading	$—	—%	$1,539	0.6%	$1,945	0.7%
Available-for-sale
U.S. Treasury and agencies	21,240	6.8%	19,142	7.5%	18,944	6.9%
Obligations of state and political agencies	68,648	21.9%	66,387	26.0%	74,475	27.1%
Mortgage backed securities
Residential Agency	182,538	58.3%	126,998	49.9%	148,630	54.2%
Commercial	30,685	9.8%	28,767	11.3%	14,211	5.2%
Asset backed securities	144	—%	399	0.2%	541	0.2%
Corporate bonds	7,095	2.3%	8,481	3.3%	10,220	3.7%
Total available-for-sale	310,350	99.1%	250,174	98.2%	267,021	97.3%
Equity	2,808	0.9%	3,165	1.2%	5,445	2.0%
Total investment securities	$313,158	100.0%	$254,878	100.0%	$274,411	100.0%

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

At December 31, 2019 total investment securities were $313.2 million compared to $254.9 million at December 31, 2018. Investment securities as a percentage of total assets were 13.3% and 11.7%, as of December 31, 2019 and December 31, 2018, respectively. The increase in securities was primarily in residential agency mortgage backed securities. Securities with a carrying value of $136.2 million were pledged at December 31, 2019, to secure public deposits and for other purposes required or permitted by law.

At December 31, 2018, total investment securities were $254.9 million, or 11.7% of total assets, compared to $274.4 million, or 12.8% of total assets, at December 31, 2017. The $19.5 million decrease in securities from December 31, 2017 to December 31, 2018, primarily reflected decreases in obligations of state and political subdivisions and mortgage backed residential agency securities. Securities with a carrying value of $149.0 million were pledged at December 31, 2018, to secure public deposits and for other purposes required or permitted by law.

The net pre‑tax unrealized market value gain on the available‑for‑sale investment portfolio as of December 31, 2019 was $2.6 million, as compared to a $4.8 million loss as of December 31, 2018. This increase is indicative of the interest rate movements during the year and the changes in the size and composition of the portfolio.

The net pre‑tax unrealized market value loss on the available‑for‑sale investment portfolio as of December 31, 2018 was $4.8 million, as compared to $1.4 million as of December 31, 2017. This increase is indicative of the interest rate movements during the year and the changes in the size and composition of the portfolio.

The investment portfolio is principally composed of U.S. Treasury debentures, U.S. Agency mortgage‑backed pass‑throughs, U.S. Agency, Commercial Mortgage Obligations, or CMOs and municipal bonds. The portfolio does not include any private label mortgage‑backed securities or private label collateralized mortgage obligations.

As of December 31, 2019, the Bank held 114 tax‑exempt state and local municipal securities totaling $49.6 million. As of December 31, 2018, the Bank held 127 tax‑exempt state and local municipal securities totaling $58.5 million. Other than the aforementioned investments, at December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

As of December 31, 2019 and December 31, 2018, all of the available‑for‑sale debt securities in an unrealized loss position were investment grade. For the years ended December 31, 2019 and 2018, we evaluated all of our debt securities for credit impairment and determined there were no credit losses evident and we did not record any other‑than‑temporary impairment. Furthermore, we do not intend to sell and it is more likely than not that we will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

Periodic reviews are conducted to identify and evaluate each investment that has an unrealized loss for other‑than‑temporary impairment. An unrealized loss exists when the current estimated fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available‑for‑sale securities.

The securities available‑for‑sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2019. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	Maturity as of December 31, 2019
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$9,990	1.52%	$—	—%	$5,731	3.21%	$5,519	2.44%
Obligations of state and political agencies	753	2.00%	16,824	1.48%	23,084	1.95%	27,987	2.60%
Mortgage backed securities
Residential Agency	30	4.12%	3,494	2.33%	48,415	2.56%	130,599	2.71%
Commercial	—	—%	1,936	2.89%	7,735	2.38%	21,014	6.59%
Asset backed securities	—	5.43%	—	—%	—	—%	144	5.44%
Corporate bonds	4,034	2.51%	3,061	2.67%	—	—%	—	—%
Total available-for-sale	$14,807	1.82%	$25,315	1.85%	$84,965	2.42%	$185,263	2.66%

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

Loans outstanding, by type, as of the dates presented are as follows:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
		Percent of		Percent of		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Commercial
Commercial and industrial	$479,144	27.8%	$510,706	30.0%	$480,595	30.5%	$472,449	34.6%	$420,948	37.4%
Real estate construction	26,378	1.5%	18,965	1.1%	22,348	1.4%	35,174	2.6%	16,780	1.5%
Commercial real estate	494,703	28.8%	439,963	25.9%	444,857	28.3%	391,533	28.6%	273,825	24.3%
Total commercial	1,000,225	58.1%	969,634	57.0%	947,800	60.2%	899,156	65.8%	711,553	63.2%
Consumer
Residential real estate first mortgage	457,155	26.6%	448,143	26.3%	348,964	22.2%	202,217	14.8%	170,663	15.1%
Residential real estate junior lien	177,373	10.3%	188,855	11.1%	195,103	12.4%	178,795	13.1%	163,348	14.5%
Other revolving and installment	86,526	5.0%	95,218	5.6%	82,607	5.2%	86,784	6.3%	81,357	7.2%
Total consumer	721,054	41.9%	732,216	43.0%	626,674	39.8%	467,796	34.2%	415,368	36.8%
Total loans	$1,721,279	100.0%	$1,701,850	100.0%	$1,574,474	100.0%	$1,366,952	100.0%	$1,126,921	100.0%

Total loans outstanding of $1.7 billion as of December 31, 2019, increased $19.4 million, or 1.1%, from December 31, 2018. The increase in total loans was represented by increases in our commercial real estate loans of $54.7 million, real estate construction of $7.4 million and residential real estate first mortgage loans of $9.0 million. These increases were offset by decreases of $31.6 million in commercial and industrial, $11.5 million in residential real estate junior liens and $8.7 million in other revolving and installment loans.

On January 15, 2019, we announced an agreement to sell our branch offices located in Duluth, Minnesota, including loans attributable to those offices, to another financial institution. These loans were classified as held for branch sale in our consolidated financial statements and totaled $32.0 million as of December 31, 2018. The transaction closed on April 26, 2019.

Total loans outstanding of $1.7 billion as of December 31, 2018 increased $127.4 million, or 8.1%, from December 31, 2017. The increase in total loans represented increases in residential real estate loans of $92.9 million and commercial and industrial loans of $30.1 million.

Our loan portfolio is highly diversified. The long-term goal of the overall portfolio mix is to retain balance with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of December 31, 2019, approximately 27.8% of loans outstanding were commercial and industrial, while 28.8% of loans outstanding were commercial real estate, and 36.9% of loans outstanding were residential real estate.  The commercial lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at December 31, 2019: real estate (33%), retail trade (12%), finance & insurance (10%),wholesale trade (9%), construction (8%), healthcare (6%), manufacturing (5%), professional services (4%), agricultural (4%), transportation (3%), restaurant & lodging (2%), management of companies (2%), and administrative and support (1%). A variety of other industries with less than a 1% share of the total portfolio comprise the remaining 1%. The loan portfolio is also diversified by market distribution with 51.8% of the portfolio in the Twin Cities MSA, 39.4% in the eastern North Dakota cities of Grand Forks and Fargo and 8.8% in the Phoenix MSA, as of December 31, 2019.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of our fixed rate residential loans, along with some of our adjustable rate mortgages are sold to other financial institutions with which we have established a correspondent lending relationship.

Our consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards.  Volume in this portion of the loan portfolio has been strong over the last few years due to low long‑term interest rates and comparatively stable real estate valuations in our primary markets. As of December 31, 2019, our consumer mortgage portfolio was $634.5 million which was a slight decline from $637.0 million as of December 31, 2018. Consumer mortgages had increased $92.9 million, or 17.1%, in 2018. Market interest rates, expected duration, and our overall interest rate sensitivity profile continue to be the most significant factors in determining whether we choose to retain versus sell portions of new consumer mortgage originations.

The combined total of general‑purpose business lending to commercial, industrial, non‑profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as commercial lending activity. As of December 31, 2019, the commercial  loan portfolio was $1.0 billion, an increase of $30.6 million, or 3.2%, from $969.6 million as of December 31, 2018. Highly competitive conditions continue to prevail in the small and middle market commercial segments in which we primarily operate. We maintain a commitment to generating growth in our business portfolio in a manner that adheres to our twin goals of maintaining strong asset quality and producing profitable margins. We continue to invest in additional personnel, technology, and business development resources to further strengthen our capabilities in this important product category.

The following table shows the maturities and type of interest rates for the loan portfolio as of December 31, 2019:

	December 31, 2019
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$175,919	$236,914	$66,311	$479,144
Real estate construction	6,644	12,880	6,854	26,378
Commercial real estate	50,761	225,606	218,336	494,703
Total commercial	233,324	475,400	291,501	1,000,225
Consumer
Residential real estate first mortgage	19,973	18,059	419,123	457,155
Residential real estate junior lien	21,896	78,909	76,568	177,373
Other revolving and installment	14,046	60,704	11,776	86,526
Total consumer	55,915	157,672	507,467	721,054
Total loans	$289,239	$633,072	$798,968	$1,721,279
Sensitivity of loans to changes in interest rates
Fixed interest rates		$489,400	$375,939
Floating interest rates		143,672	423,029
Total		$633,072	$798,968

As of December 31, 2019, 57.2% of the loan portfolio bears interest at fixed rates and 42.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

Nonperforming assets consist of loans 90 days or more past due, nonaccrual loans, foreclosed assets and other real estate owned. We do not consider performing troubled debt restructurings, or TDRs, to be nonperforming assets, but they are included as part of impaired assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when principal or interest is in default for 90 days or more, unless in the opinion of management, the loan is well secured and in the process of collection. Exclusive of any delinquency, a loan will be placed in nonaccrual when there is deterioration in the financial condition of the borrower and full payment of principal and interest is not expected.

A loan is categorized as a TDR if a concession is granted, such as to provide for the reduction of either interest or principal due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest‑only payments for a certain period. Loans are not classified as TDRs when the modification is short‑term or results in only an insignificant delay or shortfall in the payments to be received.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A risk rating is assigned to all commercial loans, except pools of homogeneous loans. We periodically perform detailed internal and external reviews of risk rated loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, and the estimated fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan. The following definitions are used for risk ratings:

Pass.  Higher quality loans that do not fit any of the other categories described below. This category includes loans risk rated with the following ratings: minimal credit risk, modest credit risk, average credit risk, acceptable credit risk, acceptable with risk and management attention.

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Criticized loans represent loans that are categorized as special mention, substandard, and doubtful. The following table presents criticized loans by type as of December 31, 2019, 2018, and 2017:

	December 31,	December 31,	December 31,
(dollars in thousands)	2019	2018	2017
Commercial
Commercial and industrial	$30,838	$51,141	$24,654
Real estate construction	1,259	1,055	3,468
Commercial real estate	32,409	32,785	30,235
Total commercial	64,506	84,981	58,357
Consumer
Residential real estate first mortgage	797	19	246
Residential real estate junior lien	1,251	2,485	2,644
Other revolving and installment	6	—	23
Total consumer	2,054	2,504	2,913
Total loans	$66,560	$87,485	$61,270
Criticized loans as a percent of total loans	3.87%	5.14%	3.89%

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans (1)	$7,379	$6,963	$5,873	$7,616	$9,546
Accruing loans 90+ days past due	448	—	—	48	1,605
Total nonperforming loans	7,827	6,963	5,873	7,664	11,151
OREO and repossessed assets	8	204	483	1,917	877
Total nonperforming assets	7,835	7,167	6,356	9,581	12,028
Total restructured accruing loans	957	823	240	576	345
Total nonperforming assets and restructured accruing loans	$8,792	$7,990	$6,596	$10,157	$12,373
Nonperforming loans to total loans	0.45%	0.41%	0.37%	0.56%	0.85%
Nonperforming assets to total assets	0.33%	0.33%	0.30%	0.47%	0.60%
Allowance for loan losses to nonperforming loans	306%	318%	282%	205%	154%

(1)	Nonaccrual loans included nonperforming TDRs of $0.0 million, $0.2 million, $0.7 million, $1.5 million, and $1.1 million at the respective dates indicated above.

Interest income lost on nonaccrual loans approximated $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2019, 2018, and 2017.

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

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments was a reversal of $308 thousand for the year ended December 31, 2019 compared to an expense of $540 thousand for the year ended December 31, 2018.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance—beginning of period	$22,174	$16,564	$15,615	$14,688	$17,063
Commercial loan charge-offs
Commercial and Industrial	(6,540)	(3,123)	(3,287)	(1,629)	(6,906)
Real estate construction	(1)	(60)	—	(1,655)	—
Commercial real estate	—	(600)	—	(43)	(400)
Total commercial loan charge-offs	(6,541)	(3,783)	(3,287)	(3,327)	(7,306)
Consumer loan charge-offs
Residential real estate first mortgage	—	(29)	—	—	(5)
Residential real estate junior lien	(465)	(133)	(1,124)	(829)	(596)
Other revolving and installment	(572)	(308)	(429)	(280)	(270)
Total consumer loan charge-offs	(1,037)	(470)	(1,553)	(1,109)	(871)
Total loan charge-offs	(7,578)	(4,253)	(4,840)	(4,436)	(8,177)
Commercial loan recoveries
Commercial and Industrial	1,470	750	930	1,084	233
Real estate construction	3	2	279	587	697
Commercial real estate	150	81	73	188	166
Total commercial recoveries	1,623	833	1,282	1,859	1,096
Consumer loan recoveries
Residential real estate first mortgage	—	—	103	211	10
Residential real estate junior lien	232	207	872	94	287
Other revolving and installment	161	213	252	139	209
Total consumer loan recoveries	393	420	1,227	444	506
Total loan recoveries	2,016	1,253	2,509	2,303	1,602
Net loan charge-offs (recoveries)	5,562	3,000	2,331	2,133	6,575
Commercial loan provision
Commercial and Industrial	5,213	6,911	3,244	507	6,574
Real estate construction	51	(35)	(416)	1,304	(1,656)
Commercial real estate	(1,467)	1,889	352	269	(1,223)
Total commercial loan provision	3,797	8,765	3,180	2,080	3,695
Consumer loan provision
Residential real estate first mortgage	292	(226)	182	(328)	60
Residential real estate junior lien	1,825	(171)	247	453	505
Other revolving and installment	383	(24)	276	16	11
Total consumer loan provision	2,500	(421)	705	141	576
Unallocated provision expense	1,015	266	(605)	839	(71)
Total loan loss provision	7,312	8,610	3,280	3,060	4,200
Balance—end of period	$23,924	$22,174	$16,564	$15,615	$14,688
Total loans	$1,721,279	$1,701,850	$1,574,474	$1,366,952	$1,126,921
Average total loans	1,706,979	1,677,885	1,475,042	1,345,208	1,124,601
Allowance for loan losses as a percentage of total loans	1.39%	1.30%	1.05%	1.14%	1.30%
Net charge-offs/(recoveries) to average total loans	0.33%	0.18%	0.16%	0.16%	0.58%

The allowance for loan losses was $23.9 million at December 31, 2019, compared to $22.2 million at December 31, 2018. The $1.8 million increase in the allowance for loan losses was due to additional provision for loan losses of $7.3 million offset by net loan charge‑offs of $5.6 million. The level of nonperforming loans to total loans at

December 31, 2019 was 0.45%, compared to 0.41% at December 31, 2018. The allowance for loan losses to total loans was 1.39% at December 31, 2019, compared to 1.30% at December 31, 2018.

The allowance for loan losses was $22.2 million at December 31, 2018, compared to $16.6 million at December 31, 2017. The $5.6 million increase in the allowance for loan losses year over year was due to additional provision for loan losses of $5.3 million. Net loan charge‑offs as a percentage of average loans remained consistent with prior periods at 0.18% in 2018 compared to 0.16% in 2017. The level of nonperforming assets to total loans was also stable at 0.42% as of December 31, 2018, compared to 0.40% at December 31, 2017. The additional provision for loan losses increased the allowance to loan losses to total loans to 1.30% at December 31, 2018, compared to 1.05% at December 31, 2017.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial and industrial	$12,270	27.8%	$12,127	30.0%	$7,589	30.5%	$6,509	34.6%	$6,740	37.4%
Real estate construction	303	1.5%	250	1.1%	343	1.4%	674	2.6%	245	1.5%
Commercial real estate	4,962	28.8%	6,279	25.9%	4,909	28.3%	4,484	28.6%	4,070	24.3%
Residential real estate first mortgage	1,448	26.6%	1,156	26.3%	1,411	22.2%	1,037	14.8%	1,242	15.1%
Residential real estate junior lien	2,397	10.3%	805	11.1%	902	12.4%	907	13.1%	1,189	14.5%
Other revolving and installment	352	5.0%	380	5.6%	499	5.2%	488	6.3%	525	7.2%
Unallocated	2,192	—%	1,177	—%	911	—%	1,516	—%	677	—%
Total loans	$23,924	100.0%	$22,174	100.0%	$16,564	100.0%	$15,615	100.0%	$14,688	100.0%

Deposits

Total deposits were $1.97 billion as of December 31, 2019, an increase of $196.2 million, or 11.1%, from December 31, 2018. The increase was due to an increase of $169.2 million in interest-bearing deposits and an increase of $27.1 million in noninterest-bearing deposits. The increase in interest-bearing deposits was primarily due to a $108.0 million increase in synergistic deposits from our retirement and benefit services and wealth management segments and a $13.6 million increase in HSA deposits. Noninterest-bearing deposits represented 29.3% of total deposits as of December 31, 2019.

Deposits decreased $59.9 million between 2018 and 2017. The decrease was due to temporary deposits on the balance sheet held for terminated plans from the retirement division. Time deposits decreased $33.7 million during 2018, as we allowed higher rate single service accounts to roll off the balance sheet. Non‑public, core deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, carry a relatively low rate, generate solid fee income and provide a strong client base for which a variety of loan, deposit, and other financial service‑related solutions can be provided. Our Company’s funding composition continues to benefit from a high level of non‑public, core deposits, which increased $35.0 million or 2.7% in 2018. This increase included $11.1 million or 11.9% of growth in the HSA portfolio which carries an average cost of 0.16%.

Interest‑bearing deposit costs were 1.03% and 0.56% for the year ended December 31, 2019 and 2018, respectively. The increase in interest‑bearing deposit costs has been impacted by the changing mix of deposit types, as well as by the increasing interest rate environment.

We compete for local deposits by offering products with competitive rates and rely on the deposit portfolio to fund loans and other asset growth. Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth. For periods of rising interest rates, management has modeled the aggregate yields for non‑maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates, which results in net interest margin expansion and projections of an increase in net interest income. The mix of average deposits has been changing throughout the last several years. The weighting of core funds (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits’ weighting has decreased. This change in deposit mix reflects our focus on expanding core account relationships and customers’ preference for unrestricted accounts in the low interest rate environment.

The following table details composition and percentage composition of our deposit portfolio by category for the periods indicated.

	Year ended		Year ended		Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$512,586	—%	$528,552	—%	$488,295	—%
Interest-bearing demand	428,162	0.47%	405,512	0.25%	336,876	0.12%
Money market and savings	681,621	1.22%	626,041	0.63%	619,687	0.26%
Time deposits	186,781	1.62%	206,846	0.97%	219,164	0.68%
Total deposits (1)	$1,809,150	0.74%	$1,766,951	0.56%	$1,664,022	0.30%

(1)	Includes deposits held for sale

The following table shows the contractual maturity of time deposits, including certificate of deposit account registry services, or CDARS, and IRA deposits of $100 thousand and over, that were outstanding as of the date presented.

December 31,
(dollars in thousands)	2019
Maturing in:
3 months or less	$34,217
3 months to 6 months	55,262
6 months to 1 year	4,510
1 year or greater	15,757
Total	$109,746

Borrowings and Subordinated Debt

We utilize both short‑term and long‑term borrowings as part of our asset/liability management and funding strategies. Short‑term borrowings consists of FHLB advances and federal funds purchased. We had no short‑term borrowings outstanding at December 31, 2019, which was a decrease of $93.5 million from December 31, 2018.

Short‑term borrowings were $93.5 million at December 31, 2018, an increase of $63.5 million from $30.0 million at December 31, 2017. FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $881.2 million and $834.6 million at December 31, 2019 and 2018, respectively.

Long‑term debt is utilized to fund longer term assets and as a source of regulatory capital. At December 31, 2019, we had $50.0 million of outstanding subordinated notes. The notes currently bear interest at a fixed rate of 5.75% per year, payable semi‑annually through December 30, 2020, and then convert automatically to floating rate notes that reset quarterly to an interest rate equal to the three‑month LIBOR plus 412 basis points. The notes mature on December 30, 2025, and we have the option to redeem or prepay any or all of the subordinated notes without premium or penalty any time after December 30, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $8.5 million as of December 31, 2019, compared to $8.4 million as of December 31, 2018. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition. See Note 13 (Long‑Term Debt) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected financial information pertaining to the components of our borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$93,460	61.4%	$—	—%
FHLB short-term advances	—	—%	—	—%	30,000	33.8%
Subordinated notes	49,625	84.4%	49,562	32.5%	49,500	55.7%
Junior subordinated debentures	8,504	14.5%	8,392	5.5%	8,278	9.3%
Finance lease liability	640	1.1%	870	0.6%	1,041	1.2%
Total borrowed funds	$58,769	100.0%	$152,284	100.0%	$88,819	100.0%

Capital Resources

The following table summarizes the changes in our stockholders’ equity for the periods indicated.

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Beginning balance	$196,954	$179,594	$168,251
Net income	29,540	25,866	15,001
Other comprehensive income (loss)	5,537	(2,541)	979
Common stock repurchased	(1,948)	(356)	(294)
Common stock issued	—	—	1,448
Common stock dividends	(8,909)	(7,456)	(6,729)
Stock‑based compensation expense	1,750	1,847	938
Initial public offering of 3,289,000 shares of common stock net of issuance costs	62,804	—	—
Ending balance	$285,728	$196,954	$179,594

Total stockholders’ equity was $285.7 million at December 31, 2019, compared to $197.0 million at December 31, 2018. The increase was primarily due $62.8 million of net proceeds received from our initial public offering, $29.5 million of net income, $5.5 million increase in accumulated other comprehensive income and partially offset by $8.9 million in common stock dividends.

We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize stockholder value. Capital adequacy is assessed against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

We are subject to various regulatory capital requirements both at the Company and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting policies. We have consistently maintained regulatory capital ratios at or above the well‑capitalized standards.

During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd‑Frank Act became effective, which include requirements that were subject to a multi‑year phase‑in period. These rules modified the calculation of the various capital ratios, added a new ratio, the Common Equity Tier 1 Capital ratio, and revised the adequately and well capitalized thresholds. As of January 1, 2019, the rules require us to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.50% the minimum risk weighted asset ratios. The capital conservation buffer requirement was 2.50%, 1.875%, and 1.25% as of December 31, 2019, 2018, and 2017, respectively, which is not reflected in the tables below.

At December 31, 2019,  2018, and 2017, we met all the capital adequacy requirements to which we were subject.

The table below sets forth the actual capital amounts and ratios for the Company and the Bank as of the dates indicated, as well as the regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well-capitalized under the prompt corrective action framework. See Note 25 (Regulatory Matters) for additional disclosures.

	December 31,	December 31,	December 31,
Capital Ratios	2019	2018	2017
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	12.48%	8.43%	7.83%
Tier 1 capital to risk weighted assets	12.90%	8.87%	8.29%
Total capital to risk weighted assets	16.73%	12.86%	12.17%
Tier 1 capital to average assets	11.05%	7.51%	7.07%
Tangible common equity to tangible assets (1)	10.38%	6.91%	6.01%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.91%	11.39%	11.01%
Tier 1 capital to risk weighted assets	11.91%	11.39%	11.01%
Total capital to risk weighted assets	13.15%	12.62%	11.99%
Tier 1 capital to average assets	10.20%	9.63%	9.40%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Contractual Obligations and Off‑Balance Sheet Arrangements

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions to meet the financing needs of clients, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Most of these commitments are expected to expire without being drawn upon. All off-balance sheet commitments are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. We decrease our exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establishes a liability for probable credit losses.

Further information related to financial instruments can be found in Note 15 (Financial Instruments with Off-Balance Sheet Risk) in the notes to the consolidated financial statements found elsewhere in this report.

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2019.

	December 31, 2019
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$2,197	$3,123	$2,386	$2,272	$9,978
Time deposits	158,834	23,274	7,220	6,754	196,082
Subordinated notes payable	—	—	—	49,625	49,625
Junior subordinated debenture (Trust I)	—	—	—	3,402	3,402
Junior subordinated debenture (Trust II)	—	—	—	5,102	5,102
Finance lease liability	251	460	—	—	711
Total contractual obligations	$161,282	$26,857	$9,606	$67,155	$264,900

Liquidity

Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. Liquidity is monitored and closely managed by our asset and liability committee, or ALCO, a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is ALCO’s responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

At December 31, 2019, we had on balance sheet liquidity of $250.7 million, compared to $152.1 million at December 31, 2018 and $195.0 million at December 31, 2017. On balance sheet liquidity includes total due from banks, federal funds sold, interest‑bearing deposits with banks, unencumbered securities available‑for‑sale and over collateralized securities pledging position.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate‑related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2019 we had $881.2 million of collateral pledged to the FHLB. Based on this collateral we are eligible to borrow up to $552.4 million and had $552.2 million available capacity as of December 31, 2019. In addition, we can borrow up to $102.0 million through unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of December 31, 2019 and December 31, 2018.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2019, we had $144.0 million of cash and cash equivalents of which $107.6 million are interest‑earning deposits held at the Federal Reserve, FHLB and other correspondent banks.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest‑rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest‑earning assets and the amount of interest‑bearing liabilities that are prepaid/withdrawn, re‑price, or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. Our Asset and Liability Committee, or ALCO, oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

Interest Rate Risk

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. The objectives of interest rate risk management are to control exposure of net interest income changes associated with interest rate movements and to achieve sustainable growth in net interest income. Effective interest rate risk management begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk position given business activities, management objectives, market expectations and ALCO policy limits and guidelines.

Interest rate risk can come in a variety of forms, including repricing risk, basis risk, yield curve risk and option risk. Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes impact our assets and liabilities. Basis risk is the risk of adverse consequence resulting from unequal change in the spread between two or more rates for different instruments with the same maturity. Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same or different instruments. Option risk in financial instruments arises from embedded options such as options provided to borrowers to make unscheduled loan prepayments, options provided to debt issuers to exercise call options prior to maturity, and depositor options to make withdrawals and early redemptions.

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

The estimated impact on our net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2019 and December 31, 2018, are presented in the table below.

	December 31, 2019		December 31, 2018
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	5.5%	12.2%	0.4%	10.7%
+300 basis points	4.2%	9.0%	0.3%	8.7%
+200 basis points	2.9%	5.7%	0.2%	6.6%
+100 basis points	1.5%	2.4%	0.3%	4.8%
−100 basis points	−5.4%	−11.9%	−5.2%	−6.7%
−200 basis points	N/A %	N/A %	−9.6%	−16.4%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2019, demonstrating that an increase in interest rates would have a positive impact on net interest income over the next 12 and 24 months. The balance sheet is more asset sensitive in a rising-rate environment as of December 31, 2019 than it was as of December 31, 2018. The increase is primarily related to a change in the mix and repricing characteristics of our liabilities along with an increase cash and cash equivalents.

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

The table below presents the change in the economic value of equity as of December 31, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates.

	December 31,	December 31,
	2019	2018
+400 basis points	12.8%	4.9%
+300 basis points	11.4%	4.8%
+200 basis points	9.2%	4.0%
+100 basis points	6.1%	2.8%
−100 basis points	−23.2%	−15.9%
−200 basis points	N/A %	−36.8%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alerus Financial Corporation and Subsidiaries

Grand Forks, North Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2019, and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 26, 2020

We have served as the Company’s auditor since 2014.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars and shares in thousands, except per share data)	2019	2018
Assets
Cash and cash equivalents	$144,006	$40,651
Investment securities, at fair value
Trading	—	1,539
Available-for-sale	310,350	250,174
Equity	2,808	3,165
Loans held for sale	46,846	14,486
Loans held for branch sale	—	32,031
Loans	1,721,279	1,701,850
Allowance for loan losses	(23,924)	(22,174)
Net loans	1,697,355	1,679,676
Land, premises and equipment, net	20,629	21,743
Operating lease right-of-use assets	8,343	—
Accrued interest receivable	7,551	7,645
Bank-owned life insurance	31,566	30,763
Goodwill	27,329	27,329
Other intangible assets	18,391	22,473
Servicing rights	3,845	4,623
Deferred income taxes, net	7,891	10,085
Other assets	29,968	32,687
Total assets	$2,356,878	$2,179,070
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$577,704	$550,640
Interest-bearing	1,393,612	1,224,456
Total deposits	1,971,316	1,775,096
Deposits held for sale	—	24,197
Short-term borrowings	—	93,460
Long-term debt	58,769	58,824
Operating lease liabilities	8,864	—
Accrued expenses and other liabilities	32,201	30,539
Total liabilities	2,071,150	1,982,116
Commitments and contingent liabilities ESOP-owned shares	—	34,494
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,049,551 and 13,775,327 issued and outstanding	17,050	13,775
Additional paid-in capital	88,650	27,743
Retained earnings	178,092	159,037
Accumulated other comprehensive income (loss)	1,936	(3,601)
Total stockholders’ equity	285,728	196,954
Less ESOP-owned shares	—	(34,494)
Total stockholders’ equity net ESOP-owned shares	285,728	162,460
Total liabilities and stockholders’ equity	$2,356,878	$2,179,070

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2019	2018	2017
Interest Income
Loans, including fees	$85,830	$81,159	$68,799
Investment securities
Taxable	5,576	4,670	4,773
Exempt from federal income taxes	798	1,234	1,356
Other	1,096	639	709
Total interest income	93,300	87,702	75,637
Interest Expense
Deposits	13,334	6,991	3,520
Short-term borrowings	1,805	1,896	942
Long-term debt	3,610	3,591	3,505
Total interest expense	18,749	12,478	7,967
Net interest income	74,551	75,224	67,670
Provision for loan losses	7,312	8,610	3,280
Net interest income after provision for loan losses	67,239	66,614	64,390
Noninterest Income
Retirement and benefit services	63,811	63,316	62,390
Wealth management	15,502	14,900	13,953
Mortgage banking	25,805	17,630	19,748
Service charges on deposit accounts	1,772	1,808	1,854
Net gains (losses) on investment securities	357	85	(13)
Other	6,947	5,010	5,113
Total noninterest income	114,194	102,749	103,045
Noninterest Expense
Compensation	74,018	69,403	67,576
Employee taxes and benefits	19,456	17,866	16,490
Occupancy and equipment expense	10,751	11,086	10,892
Business services, software and technology expense	16,381	14,525	12,976
Intangible amortization expense	4,081	4,638	5,623
Professional fees and assessments	4,011	5,098	6,158
Marketing and business development	3,162	3,459	3,271
Supplies and postage	2,722	2,737	2,609
Travel	1,787	1,738	1,530
Mortgage and lending expenses	2,853	2,153	2,235
Other	3,315	3,622	5,560
Total noninterest expense	142,537	136,325	134,920
Income before income taxes	38,896	33,038	32,515
Income tax expense	9,356	7,172	17,514
Net income	$29,540	$25,866	$15,001
Per Common Share Data
Basic earnings per common share	$1.96	$1.88	$1.10
Diluted earnings per common share	$1.91	$1.84	$1.07
Dividends declared per common share	$0.57	$0.53	$0.48
Average common shares outstanding	14,736	13,763	13,653
Diluted average common shares outstanding	15,093	14,063	14,007

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Net Income	$29,540	$25,866	$15,001
Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on available-for-sale securities	7,751	(3,277)	1,542
Reclassification adjustment for losses (gains) realized in income	(357)	(116)	—
Total other comprehensive income (loss), before tax	7,394	(3,393)	1,542
Income tax expense (benefit) related to items of other comprehensive income	1,857	(852)	735
Other comprehensive income (loss), net of tax	5,537	(2,541)	807
Total comprehensive income	$35,077	$23,325	$15,808

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	29,540	—	—	29,540
Other comprehensive income (loss)	—	—	—	5,537	—	5,537
Common stock repurchased	(81)	(291)	(1,576)	—	—	(1,948)
Common stock dividends	—	—	(8,909)	—	—	(8,909)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515	—	—	—	62,804
Share‑based compensation expense	13	1,737	—	—	—	1,750
Vesting of restricted stock	54	(54)	—	—	—	—
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728

	Year ended December 31, 2018
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2017	$13,699	$26,040	$140,986	$(1,131)	$(31,491)	$148,103
Net income	—	—	25,866	—	—	25,866
Adjustment for adoption of ASU 2016-01	—	—	(71)	71	—	—
Other comprehensive income (loss)	—	—	—	(2,541)	—	(2,541)
Common stock repurchased	(15)	(53)	(288)	—	—	(356)
Common stock dividends	—	—	(7,456)	—	—	(7,456)
Net change in fair value of ESOP shares	—	—	—	—	(3,003)	(3,003)
Share‑based compensation expense	11	1,836	—	—	—	1,847
Vesting of restricted stock	80	(80)	—	—	—	—
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460

	Year ended December 31, 2017
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance December 31, 2016	$13,534	$23,882	$132,773	$(1,938)	$(29,035)	$139,216
Net income	—	—	15,001	—	—	15,001
Other comprehensive income (loss)	—	—	172	807	—	979
Common stock repurchased	(16)	(47)	(231)	—	—	(294)
Common stock issued	64	1,384	—	—	(1,442)	6
Common stock dividends	—	—	(6,729)	—	—	(6,729)
Net change in fair value of ESOP shares	—	—	—	—	(1,014)	(1,014)
Share‑based compensation expense	17	921	—	—	—	938
Vesting of restricted stock	100	(100)	—	—	—	—
Balance as of December 31, 2017	$13,699	$26,040	$140,986	$(1,131)	$(31,491)	$148,103

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Operating Activities
Net income	$29,540	$25,866	$15,001
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	337	(20)	9,745
Provision for loan losses	7,312	8,610	3,280
Provision for foreclosed asset losses	—	245	425
Depreciation and amortization	8,768	8,729	9,856
Amortization and accretion of premiums/discounts on investment securities	1,127	1,570	2,069
Stock-based compensation	1,750	1,847	938
Increase in value of bank-owned life insurance	(803)	(804)	(820)
Realized loss (gain) on sale of branch	(1,544)	—	—
Realized loss (gain) on sale of fixed assets	(541)	(11)	154
Realized loss (gain) on forward sale derivatives	(7)	15	97
Realized loss (gain) on rate lock commitments	12	(14)	(70)
Realized loss (gain) on sale of foreclosed assets	(122)	(114)	38
Realized loss (gain) on sale of investment securities	(357)	(129)	—
Realized loss (gain) on servicing rights	(209)	(577)	(743)
Net change in:
Securities held for trading	1,539	406	14
Loans held for sale	(32,360)	3,452	17,125
Accrued interest receivable	12	(828)	(898)
Other assets	2,511	4,478	(1,693)
Accrued expenses and other liabilities	2,283	832	(6,628)
Net cash provided (used) by operating activities	19,248	53,553	47,890
Investing Activities
Proceeds from sales of investment securities available-for-sale	32,565	6,488	—
Proceeds from maturities of investment securities available-for-sale	37,109	35,082	42,257
Purchases of investment securities available-for-sale	(123,226)	(29,556)	(38,226)
Net (increase) decrease in equity securities	357	2,280	313
Net (increase) decrease in loans	(21,898)	(163,156)	(210,286)
Payment to FDIC for termination of loss share agreements	—	(3,000)	—
Proceeds from sale of branch	10,379	—	—
Proceeds from sale of fixed assets	875	11	2,390
Purchases of premises and equipment	(2,901)	(3,753)	(2,946)
Proceeds from sales of foreclosed assets	1,146	896	1,405
Net cash provided (used) by investing activities	(65,594)	(154,708)	(205,093)
Financing Activities
Net increase (decrease) in deposits	191,444	(35,669)	49,754
Net increase (decrease) in short-term borrowings	(93,460)	63,460	29,271
Repayments of long-term debt	(230)	(171)	(168)
Cash dividends paid on common stock	(8,909)	(7,456)	(6,729)
Repurchase of common stock	(1,948)	(356)	(294)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	62,804	—	—
Net cash provided (used) by financing activities	149,701	19,808	71,834
Net change in cash and cash equivalents	103,355	(81,347)	(85,369)
Cash and cash equivalents at beginning of period	40,651	121,998	207,367
Cash and cash equivalents at end of period	$144,006	$40,651	$121,998

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

	Year ended
	December 31,
Supplemental Cash Flow Disclosures	2019	2018	2017
Cash paid for:
Interest	$18,431	$12,315	$8,026
Income taxes	7,219	5,347	13,074
Non-cash information
Loan collateral transferred to foreclosed assets	828	748	433
Unrealized gain (loss) on investment securities available-for-sale	5,537	(2,541)	807
Initial recognition of operating lease right-of-use assets	10,485	—	—
Initial recognition of operating lease liabilities	11,006	—	—
Change in fair value of ESOP shares	(34,494)	3,003	1,014
Loans transferred to held for sale	—	32,031	—
Deposits transferred to held for sale	—	(24,197)	—

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Notes to Consolidated Financial Statement

NOTE 1 Significant Accounting Policies

Alerus Financial Corporation is a financial holding company organized under the laws of Delaware. Alerus Financial Corporation and its subsidiaries, or the Company is a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, or the Bank, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines – banking, retirement and benefit services, wealth management, and mortgage.

The Bank operates under a national charter and provides full banking services. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation.

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

Policies which materially affect the determination of financial position, cash flows, and results of operations are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Alerus Financial Corporation and its subsidiaries in which Alerus Financial Corporation has a controlling interest. Significant intercompany balances and transactions have been eliminated in consolidation.

In the normal course of business, the Company may enter into a transaction with a variable interest entity, or VIE. VIE’s are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in or exert any control over any VIE, and thus no VIE’s are included in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of investment securities, determination of the allowance for loan losses, valuation of reporting units for the purpose of testing goodwill and other intangible assets for impairment, valuation of deferred tax assets, and fair values of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on the exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At December 31, 2019 and 2018 respectively, 27.8% and 30.0% of the Company’s loan portfolio consisted of commercial and industrial loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or client. Note 5 discusses the Company’s loan portfolio.

The Company invests in a variety of investment securities and does not have any significant concentrations in any one industry or to any one issuer. Note 4 discusses the Company’s investment securities portfolio.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and due from banks includes cash and cash equivalents, balances due from banks, and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.

Interest‑bearing deposits in banks are carried at cost.

Investment Securities

Debt securities that are held for short‑term resale are classified as trading securities and carried at estimated fair value, with increases and decreases in estimated fair value recognized in net gains (losses) on investment securities within the statements of income. Other marketable securities are classified as available‑for‑sale and are carried at estimated fair value. Realized gains (losses) on investment securities available‑for‑sale are included in net gains (losses) on investment securities and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains (losses) on sales of investment securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the estimated fair value of individual available‑for‑sale investment securities below their cost that are other than temporary, result in write‑downs of the individual investment securities to their estimated fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify investment securities that could potentially have a credit impairment that is other than temporary.

This process involves analyzing the length of time and the extent to which the estimated fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near‑term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined by whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.

Equity investments for which readily determinable values are unavailable are carried at cost in other assets on the consolidated balance sheet.

Nonmarketable Equity Securities

Nonmarketable equity securities include the Bank’s required investments in the stock of the Federal Home Loan Bank of Des Moines, or the FHLB and the Federal Reserve Bank, or the FRB. The Bank is a member of the FHLB as well as its regional FRB. Members are required to own a certain amount of stock based of the level of borrowing and other factors, and may invest in additional amounts. FHLB stock and FRB stock are carried at cost, classified as other assets, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale/Branch Sale

Loans originated and intended for sale in the secondary market or loans transferred to held for branch sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains (losses) on loan sales are recorded in mortgage banking revenue on the consolidated statements of income. Refer to Note 29 (Branch Sale) for additional details on loans held for branch sale.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future, until maturity or pay‑off, generally are reported at their outstanding unpaid principal balances adjusted for charge‑offs, and the allowance for loan losses. Loan fees received that are associated with originating or acquiring certain loans are deferred, net of costs, and amortized over the life of the loan as a yield adjustment to interest income.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well‑secured and in process of collection. Consumer loans are typically charged‑off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged‑off at an earlier date if collection of principal or interest in considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged‑off is reversed against interest income. The interest on these loans is accounted for on the cash‑basis or cost‑recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (allowance) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged‑off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged‑off amounts is recorded as a recovery to the allowance.

The allowance consists of three primary components, general reserves, specific reserves related to impaired loans, and unallocated reserves. The general component covers non‑impaired loans and is based on historical losses adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, except that as a practical expedient, it may measure impairment based on an observable market price for the estimated fair value of the collateral if collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.

Allowance allocations other than general and specific are included in the unallocated portion. While allocations are made for loans based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio. Factors to consider include national and state economic conditions such as unemployment or real estate lending values. The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include commercial and industrial, real estate construction, commercial real estate, residential real estate first mortgage, residential real estate junior liens, and other revolving and installment with risk characteristics described as follows:

Commercial and Industrial: Commercial and industrial loans consist of all commercial and industrial loans as well as agricultural production and other commercial loans. Commercial and industrial loans generally possess a lower inherent risk of loss than real estate portfolio segments as these loans are generally underwritten based on the cash flows of the operating business. Repayment is provided by business cash flows and is influenced by economic trends such as unemployment rates and other key economic factors. Agricultural loans generally possess a lower inherent risk of loss than real estate portfolio segments for the same reasons as commercial and industrial loans. However, they generally possess greater volatility of risk due to commodity pricing, which can lead to cash flow and collateral shortfalls.

Real Estate Construction: Real estate construction loans generally possess a higher inherent risk of loss than commercial and retail real estate portfolio segments. Significant inherent risks are project completion, cost overruns, and adherence to construction schedule. Additionally, real estate values could significantly impact the credit quality of these loans.

Commercial Real Estate: Commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except real estate construction and agricultural land loans. Adverse economic developments such as high vacancy rates or decreasing real estate values may impact commercial real estate credit quality. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Risks associated with farmland include volatility of real estate values driven by commodity prices, among other economic trends.

Residential real estate first and junior liens: The degree of risk in residential mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate, and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than commercial real estate portfolio segments. Credit quality is impacted by unemployment rates and other key economic indicators.

Other Revolving and Installment: The consumer loan portfolio is primarily comprised of homogenous loans. Credit quality is impacted by unemployment rates and other key economic indicators.

Although management believes the allowance to be adequate, actual losses may vary from its estimates. On a quarterly basis, management reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.

Off‑Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. The Company establishes a reserve for unfunded commitments using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets.

Land, Premises and Equipment, Net

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed on a straight‑line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains (losses) on dispositions are included in current operations.

Bank‑Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank‑owned life insurance is recorded at its cash surrender value, or the amount that can be realized, if lower.

Goodwill and Other Intangibles, Net

Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually. As part of its testing, the Company first assesses the qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company determines the estimated fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company then compares the estimated fair value of the goodwill with its carrying amount, and then measures impairment loss by comparing the estimated fair value of goodwill with the carrying amount of that goodwill.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2019, the Company believes it does not have any indications of potential impairment based on the estimated fair value of the reporting units.

Intangible assets determined to have definite lives are amortized over the remaining useful lives. Intangible and other long‑lived assets are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

Servicing Rights

Servicing rights are recognized as separate assets when rights are acquired through the sale of loans. Servicing rights are initially recorded at estimated fair value based on assumptions provided by a third‑party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of estimated fair value adjustments to capitalized mortgage servicing rights. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the estimated fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that estimated fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Impairment of Long‑Lived Assets

The Company tests long‑lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset.

In the event such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value of estimated fair value less estimated costs to sell.

Foreclosed Assets

Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

Transfers of Financial Assets and Participating Interests

Transfers of financial assets are accounted for as sales when control over assets has been surrendered or in the case of loan participation, a portion of the asset has been surrendered and meets the definition of a “participating interest.” Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the rights to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Should the transfer not meet these three criteria, the transaction is treated as a secured financing.

Loans serviced for others are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.

Derivatives and Hedging Activities

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its clients.

Derivative instruments are reported in other assets or other liabilities at estimated fair value. Changes in a derivative’s estimated fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Deposits Held for Sale

Deposits held for sale are stated at the lower of cost or fair value on an aggregate basis. Refer to Note 29 (Branch Sale) for additional details on deposits held for sale.

Noninterest Income

Specific guidelines are established for recognition of certain noninterest income components related to the Company’s consolidated financial statements. In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five‑step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The material groups of noninterest income that this methodology is applied to are defined as follows:

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

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be recognized if it is “more likely than not” that the deferred tax asset would not be realized.

These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

The Company follows standards related to Accounting for Uncertainty in Income Taxes. These rules establish a higher standard for tax benefits to meet before they can be recognized in a Company’s consolidated financial statements. The Company can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on an audit based on the technical merit of the position. See Note 20 (Income Taxes) for additional disclosures. The Company recognizes both interest and penalties as components of other operating expenses.

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties in 2019, 2018, or 2017.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2016.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains (losses) on investment securities available‑for‑sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share‑based payment transactions be recognized in financial statements. The cost will be measured based on the grant date estimated fair value of the equity or liability instruments issued. The grant date estimated fair value is determined using the 20 day weighted‑average closing price of the Company’s common stock. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employee’s service period, generally defined as the vesting period. For awards with graded‑vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award.

Earnings per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of share adjusted for the dilutive effect of common stock awards.

NOTE 2 New Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2019, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of December 31, 2019.

Adopted Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019. The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 9 (Leases) for more information.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. ASU 2017-08 does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017-08 is effective for public business entities for the interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017-08 is adopted. The Company adopted this standard as of January 1, 2019, and has evaluated the provisions of ASU 2017-08 and determined there is no impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not currently utilize hedge accounting. As such, ASU No. 2017-12 did not impact the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation (Topic 718): Improvements to Nonemployee Share‑Based Payment Accounting. This ASU has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share‑based payment transactions for the acquiring of goods and services from non‑employees and expands the scope through the amendments to address and improve aspects of the accounting for non‑employee share‑based payment transactions. The amendments will be effective for public business entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2018‑07 effective January 1, 2019, and has evaluated the provisions of ASU 2018‑07 and determined there was no significant impact on its consolidated financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a new impairment model known as the current expected credit loss, or CECL which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016‑13 include (1) replacing the “incurred cost” approach under GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available‑for‑sale debt securities rather than a direct write‑down of the carrying amount of the investments, as is required by the other‑than‑temporary impairment model under current GAAP, and (3) a simplified accounting model for purchase credit‑impaired debt securities and loans. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in the postponement of the required implementation date for ASU 2016-13, and on October 16, 2019, the FASB approved delaying the implementation of this ASU for private companies and smaller reporting companies until 2023. As an emerging growth company, the Company can take advantage of this delay. Management will continue to monitor any new developments regarding this possible delay. The Company is currently evaluating the potential impact of ASU 2016‑13 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its estimated fair value, not to exceed the carrying amount of goodwill. For public business entities that are US Securities and Exchange Commission filers, ASU 2017‑04 is effective for interim and annual reporting periods beginning after December 15, 2019. For all other public business entities ASU 2017‑04 is effective for interim and annual reporting periods beginning after December 15, 2020. As an emerging growth company, ASU 2017‑04 is effective for interim and annual reporting periods beginning after December 15, 2021, although early adoption is permitted. The Company has evaluated impact of this new guidance and determined that it will not have a significant impact of the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements. ASU 2018‑13 is effective for all entities for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Entities are also allowed to elect for early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The revised disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. As an emerging growth company, these ASUs are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. The Company is currently reviewing the provisions of this new pronouncement, but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 3 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. The amount of required reserve balances were approximately $13.8 million and $9.1 million at December 31, 2019 and 2018, respectively, and represent those required to be held at the Federal Reserve Bank. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $109.4 million and $7.2 million at December 31, 2019 and 2018, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 4 Investment Securities

The amortized cost of investment securities and their estimated fair values, with gross unrealized gains (losses) at December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,246	$9	$(15)	$21,240
Obligations of state and political agencies	68,162	647	(161)	68,648
Mortgage backed securities
Residential agency	180,411	2,258	(131)	182,538
Commercial	30,752	101	(168)	30,685
Asset backed securities	139	5	—	144
Corporate bonds	7,054	41	—	7,095
Total available-for-sale investment securities	$307,764	$3,061	$(475)	$310,350

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$19,364	$—	$(222)	$19,142
Obligations of state and political agencies	67,662	171	(1,446)	66,387
Mortgage backed securities
Residential agency	129,906	210	(3,118)	126,998
Commercial	29,050	20	(303)	28,767
Asset backed securities	398	5	(4)	399
Corporate bonds	8,602	—	(121)	8,481
Total available-for-sale investment securities	$254,982	$406	$(5,214)	$250,174

The amortized cost and estimated fair value of investment securities at December 31, 2019, by contractual maturity are as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$14,799	$14,807
Due after one year through five years	25,193	25,315
Due after five years through ten years	83,987	84,965
Due after 10 years	183,785	185,263
Total available-for-sale investment securities	$307,764	$310,350

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with carrying value of $136.2 million and $149.0 million, were pledged at December 31, 2019 and 2018, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale of available‑for‑sale securities for the years ended December 31, 2019, 2018, and 2017 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Proceeds	$32,565	$6,488	$—
Realized gains	357	144	—
Realized losses	(22)	(15)	—

Information pertaining to investment securities with gross unrealized losses that are not deemed to be other‑than‑temporarily impaired at December 31, 2019 and 2018 aggregated by investment category and length of time that individual investment securities have been in a continuous loss position, follows:

	December 31, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(5)	$1,740	$(10)	$9,990	$(15)	$11,730
Obligations of state and political agencies	(140)	11,959	(21)	5,798	(161)	17,757
Mortgage backed securities
Residential agency	(52)	17,131	(79)	14,036	(131)	31,167
Commercial	(116)	15,235	(52)	6,195	(168)	21,430
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(313)	$46,067	$(162)	$36,019	$(475)	$82,086

	December 31, 2018
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(8)	$5,288	$(214)	$11,598	$(222)	$16,886
Obligations of state and political agencies	—	389	(1,446)	55,770	(1,446)	56,159
Mortgage backed securities
Residential agency	(44)	7,352	(3,074)	112,293	(3,118)	119,645
Commercial	(39)	7,844	(264)	9,741	(303)	17,585
Asset backed securities	—	2	(4)	155	(4)	157
Corporate bonds	—	—	(121)	8,481	(121)	8,481
Total available-for-sale investment securities	$(91)	$20,875	$(5,123)	$198,038	$(5,214)	$218,913

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach maturity. The Company evaluates securities for other-than-temporary impairment, or OTTI on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the year ended December 31, 2019 and 2018, the Company did not believe any OTTI existed and therefore did not recognize any OTTI losses on its investment securities.

As of December 31, 2019 and 2018, the carrying value of the Company’s Federal Reserve Bank stock and FHLB stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Federal Reserve	$2,675	$2,675
FHLB	3,080	6,875

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s  Class B conversion ratio to unrestricted Class A shares.  As of December 31, 2019, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of December 31, 2019 and 2018, are carried at a zero cost basis.

NOTE 5 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2019 and 2018:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial and industrial	$479,144	$510,706
Real estate construction	26,378	18,965
Commercial real estate	494,703	439,963
Total commercial	1,000,225	969,634
Consumer
Residential real estate first mortgage	457,155	448,143
Residential real estate junior lien	177,373	188,855
Other revolving and installment	86,526	95,218
Total consumer	721,054	732,216
Total loans	$1,721,279	$1,701,850

Total loans include net deferred loan fees and costs of $1.0 million and $1.7 million at December 31, 2019 and 2018, respectively

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2019 and 2018, respectively:

	December 31, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$473,900	$382	$—	$4,862	$479,144
Real estate construction	26,251	127	—	—	26,378
Commercial real estate	492,707	556	—	1,440	494,703
Total commercial	992,858	1,065	—	6,302	1,000,225
Consumer
Residential real estate first mortgage	455,244	666	448	797	457,155
Residential real estate junior lien	176,915	184	—	274	177,373
Other revolving and installment	86,172	348	—	6	86,526
Total consumer	718,331	1,198	448	1,077	721,054
Total loans	$1,711,189	$2,263	$448	$7,379	$1,721,279

	December 31, 2018
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$504,313	$2,815	$—	$3,578	$510,706
Real estate construction	18,965	—	—	—	18,965
Commercial real estate	438,446	—	—	1,517	439,963
Total commercial	961,724	2,815	—	5,095	969,634
Consumer
Residential real estate first mortgage	444,470	2,411	—	1,262	448,143
Residential real estate junior lien	187,502	769	—	584	188,855
Other revolving and installment	94,615	581	—	22	95,218
Total consumer	726,587	3,761	—	1,868	732,216
Total loans	$1,688,311	$6,576	$—	$6,963	$1,701,850

Interest income foregone on nonaccrual loans approximated $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company’s consumer loan portfolio is primarily comprised of both secured and unsecured loans that are relatively small and are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts, and actual losses incurred.

The Company assigns a risk rating to all commercial loans, except pools of homogeneous loans, and periodically performs detailed internal and external reviews of risk rated loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, and the estimated fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan.

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

The tables below present total loans outstanding, by portfolio segment and risk category, as of December 31, 2019 and 2018:

	December 31, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$448,306	$9,585	$21,253	$—	$479,144
Real estate construction	25,119	282	977	—	26,378
Commercial real estate	462,294	2,359	30,050	—	494,703
Total commercial	$935,719	$12,226	$52,280	$—	$1,000,225
Consumer
Residential real estate first mortgage	456,358	—	797	—	457,155
Residential real estate junior lien	176,122	—	1,251	—	177,373
Other revolving and installment	86,520	—	6	—	86,526
Total consumer	719,000	—	2,054	—	721,054
Total loans	$1,654,719	$12,226	$54,334	$—	$1,721,279

	December 31, 2018
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$459,565	$12,055	$37,523	$1,563	$510,706
Real estate construction	17,910	—	1,055	—	18,965
Commercial real estate	407,178	6,304	26,481	—	439,963
Total commercial	$884,653	$18,359	$65,059	$1,563	$969,634
Consumer
Residential real estate first mortgage	448,124	—	19	—	448,143
Residential real estate junior lien	186,370	—	2,485	—	188,855
Other revolving and installment	95,218	—	—	—	95,218
Total consumer	729,712	—	2,504	—	732,216
Total loans	$1,614,365	$18,359	$67,563	$1,563	$1,701,850

The adequacy of the allowance for loan losses is assessed at the end of each quarter. The allowance for loan losses includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogeneous pool and collectively evaluated for impairment. The factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three years ending December 31, 2019, 2018, and 2017:

	Year ended December 31, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$5,213	$(6,540)	$1,470	$12,270
Real estate construction	250	51	(1)	3	303
Commercial real estate	6,279	(1,467)	—	150	4,962
Total commercial	18,656	3,797	(6,541)	1,623	17,535
Consumer
Residential real estate first mortgage	1,156	292	—	—	1,448
Residential real estate junior lien	805	1,825	(465)	232	2,397
Other revolving and installment	380	383	(572)	161	352
Total consumer	2,341	2,500	(1,037)	393	4,197
Unallocated	1,177	1,015	—	—	2,192
Total	$22,174	$7,312	$(7,578)	$2,016	$23,924

	Year ended December 31, 2018
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,589	$6,911	$(3,123)	$750	$12,127
Real estate construction	343	(35)	(60)	2	250
Commercial real estate	4,909	1,889	(600)	81	6,279
Total commercial	12,841	8,765	(3,783)	833	18,656
Consumer
Residential real estate first mortgage	1,411	(226)	(29)	—	1,156
Residential real estate junior lien	902	(171)	(133)	207	805
Other revolving and installment	499	(24)	(308)	213	380
Total consumer	2,812	(421)	(470)	420	2,341
Unallocated	911	266	—	—	1,177
Total	$16,564	$8,610	$(4,253)	$1,253	$22,174

	Year ended December 31, 2017
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$6,702	$3,244	$(3,287)	$930	$7,589
Real estate construction	480	(416)	—	279	343
Commercial real estate	4,484	352	—	73	4,909
Total commercial	11,666	3,180	(3,287)	1,282	12,841
Consumer
Residential real estate first mortgage	1,126	182	—	103	1,411
Residential real estate junior lien	907	247	(1,124)	872	902
Other revolving and installment	400	276	(429)	252	499
Total consumer	2,433	705	(1,553)	1,227	2,812
Unallocated	1,516	(605)	—	—	911
Total	$15,615	$3,280	$(4,840)	$2,509	$16,564

The following tables present the recorded investment in loans and related allowance for the loan losses, by portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of December 31, 2019 and 2018:

	December 31, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$976	$478,168	$479,144	$189	$12,081	$—	$12,270
Real estate construction	—	26,378	26,378	—	303	—	303
Commercial real estate	5,925	488,778	494,703	2,946	2,016	—	4,962
Total commercial	6,901	993,324	1,000,225	3,135	14,400	—	17,535
Consumer
Residential real estate first mortgage	782	456,373	457,155	—	1,448	—	1,448
Residential real estate junior lien	266	177,107	177,373	—	2,397	—	2,397
Other revolving and installment	5	86,521	86,526	3	349	—	352
Total consumer	1,053	720,001	721,054	3	4,194	—	4,197
Total loans	$7,954	$1,713,325	$1,721,279	$3,138	$18,594	$2,192	$23,924

	December 31, 2018
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$3,945	$506,761	$510,706	$2,059	$10,068	$—	$12,127
Real estate construction	—	18,965	18,965	—	250	—	250
Commercial real estate	1,684	438,279	439,963	455	5,824	—	6,279
Total commercial	5,629	964,005	969,634	2,514	16,142	—	18,656
Consumer
Residential real estate first mortgage	352	447,791	448,143	—	1,156	—	1,156
Residential real estate junior lien	559	188,296	188,855	4	801	—	805
Other revolving and installment	20	95,198	95,218	20	360	—	380
Total consumer	931	731,285	732,216	24	2,317	—	2,341
Total loans	$6,560	$1,695,290	$1,701,850	$2,538	$18,459	$1,177	$22,174

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	December 31, 2019			December 31, 2018
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$639	$727	$189	$2,660	$2,752	$2,059
Commercial real estate	5,718	5,823	2,946	1,499	1,517	455
Residential real estate first mortgage	—	—	—	—	—	—
Residential real estate junior lien	—	—	—	4	4	4
Other revolving and installment	5	6	3	19	20	20
Total impaired loans with a valuation allowance	6,362	6,556	3,138	4,182	4,293	2,538
Impaired loans without a valuation allowance
Commercial and industrial	337	1,110	—	1,285	1,422	—
Commercial real estate	207	236	—	185	218	—
Residential real estate first mortgage	782	797	—	352	504	—
Residential real estate junior lien	266	372	—	555	697	—
Other revolving and installment	—	—	—	1	2	—
Total impaired loans without a valuation allowance	1,592	2,515	—	2,378	2,843	—
Total impaired loans
Commercial and industrial	976	1,837	189	3,945	4,174	2,059
Commercial real estate	5,925	6,059	2,946	1,684	1,735	455
Residential real estate first mortgage	782	797	—	352	504	—
Residential real estate junior lien	266	372	—	559	701	4
Other revolving and installment	5	6	3	20	22	20
Total impaired loans	$7,954	$9,071	$3,138	$6,560	$7,136	$2,538

The table below presents the average recorded investment in impaired loans and interest income for the three years ending December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019		2018		2017
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$839	$16	$3,163	$—	$2,605	$148
Real estate construction	—	—	—	—	—	—
Commercial real estate	5,891	—	1,558	—	234	9
Residential real estate first mortgage	—	—	—	—	—	—
Residential real estate junior lien	—	—	4	—	317	18
Other revolving and installment	20	—	28	—	79	6
Total impaired loans with a valuation allowance	6,750	16	4,753	—	3,235	181
Impaired loans without a valuation allowance
Commercial and industrial	2,434	30	1,595	35	1,676	89
Real estate construction	—	—	—	—	65	3
Commercial real estate	212	8	223	9	—	—
Residential real estate first mortgage	230	—	533	—	620	37
Residential real estate junior lien	338	4	718	6	1,963	123
Other revolving and installment	3	—	3	—	10	—
Total impaired loans without a valuation allowance	3,217	42	3,072	50	4,334	252
Total impaired loans
Commercial and industrial	3,273	46	4,758	35	4,281	237
Real estate construction					65	3
Commercial real estate	6,103	8	1,781	9	234	9
Residential real estate first mortgage	230	—	533	—	620	37
Residential real estate junior lien	338	4	722	6	2,280	141
Other revolving and installment	23	—	31	—	89	6
Total impaired loans	$9,967	$58	$7,825	$50	$7,569	$433

Loans with a carrying value of $1.2 billion and $1.1 billion were pledged at December 31, 2019 and 2018, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring, or TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

During the first quarter of 2019, there was one loan modified as a troubled debt restructuring as a result of extending the amortization period. As of December 31, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was a  $24 thousand specific reserve for the loan losses allocated to the loan modified as a troubled debt restructuring. During the first quarter of 2018, there was one loan modified as a troubled debt restructuring as a result of adjusting the interest rate below current market levels. The balance at the time of restructuring was $1.0 million. As of December 31, 2018 the carrying value of the restructured loan was $0.2 million. In December 2019, this loan was charged off.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

NOTE 6 Land, Premises and Equipment, Net

Components of land, premises and equipment at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Land	$4,542	$4,663
Buildings and improvements	25,078	25,902
Finance lease	2,657	2,657
Furniture, fixtures, and equipment	31,859	29,767
	64,136	62,989
Less accumulated depreciation	(43,507)	(41,246)
Total	$20,629	$21,743

Depreciation expense for years ended December 31, 2019, 2018, and 2017 amounted to $3.6 million, $3.2 million, and $3.2 million, respectively.

NOTE 7 Goodwill and Other Intangible Assets

As of December 31, 2019 and 2018, goodwill totaled $27.3 million.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2019 and 2018:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Banking	$20,131	$20,131
Retirement and benefit services	7,198	7,198
Total goodwill	$27,329	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$31,857	$(14,287)	$17,570	$55,744	$(34,972)	$20,772
Core deposit intangible assets	4,993	(4,172)	821	7,216	(5,515)	1,701
Total intangible assets	$36,850	$(18,459)	$18,391	$62,960	$(40,487)	$22,473

At December 31, 2019, intangible assets and accumulated amortization were reduced by $26.1 million for asset retirements related to fully amortized intangibles.

Aggregate amortization expense for the years ended December 31, 2019, 2018, and 2017 was $4.1 million, $4.6 million, and $5.6 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2020	$3,961
2021	3,266
2022	3,202
2023	3,202
2024	2,949
Thereafter	1,811
Total	$18,391

NOTE 8 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $541.9 million and $591.6 million at December 31, 2019 and 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2019, 2018, and 2017:

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$4,623	$4,686	$4,777
Additions	342	534	745
Amortization	(987)	(669)	(822)
(Impairment)/Recovery	(133)	72	(14)
Balance, end of period	$3,845	$4,623	$4,686

The amount of loan servicing obligations included in other liabilities was $0 and $92 thousand as of December 31, 2019 and 2018, respectively.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2019 and 2018. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2019	2018
Fair value of servicing rights	$3,845	$4,623
Weighted-average remaining term, years	20.1	20.8
Prepayment speeds	11.8%	7.8%
Discount rate	9.4%	10.5%

NOTE 9 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2027. Portions of certain properties are subleased for terms extending through 2023. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated financial statements as a right-

of-use, or ROU asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters building with a lease term through 2022. As this lease was previously required to be recorded on the Company’s consolidated financial statements, Topic 842 did not materially impact the accounting for this lease.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		December 31,
(dollars in thousands)		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,343
Finance lease right-of-use assets	Land, premises and equipment, net	318
Total lease right-of-use assets		$8,661
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$8,864
Finance lease liabilities	Long-term debt	640
Total lease liabilities		$9,504

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rates used to calculate the present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 require the use of the rate implicit in the lease whenever the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

December 31,
2019
Weighted-average remaining lease term, years
Operating leases	6.2
Finance leases	2.8
Weighted-average discount rate
Operating leases	3.1%
Finance leases	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the year ending December 31, 2019:

Year ended
(dollars in thousands)	December 31, 2019
Lease costs
Operating lease cost	$2,378
Variable lease cost	819
Short-term lease cost	535
Finance lease cost
Interest on lease liabilities	58
Amortization of right-of-use assets	116
Sublease income	(270)
Net lease cost	$3,636
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	2,376
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of December 31, 2019 are as follows:

	December 31, 2019
	Finance	Operating
(dollars in thousands)	Leases	Leases
2020	$251	$2,197
2021	251	1,560
2022	209	1,563
2023	—	1,488
2024	—	898
Thereafter	—	2,272
Total future minimum lease payments	$711	$9,978
Amounts representing interest	(71)	(1,114)
Total operating lease liabilities	$640	$8,864

NOTE 10 Other Assets

Other assets on the balance sheet consist of the following balances at December 31, 2019 and 2018:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Federal Reserve Bank stock	$2,675	$2,675
Foreclosed assets	8	204
Prepaid expenses	5,214	5,163
Investments in partnerships	14	75
Trust fees accrued/receivable	12,852	11,724
Income tax refund receivable	374	2,379
Federal Home Loan Bank stock	3,080	6,875
Other assets	5,751	3,592
Total	$29,968	$32,687

NOTE 11 Deposits

The components of deposits in the consolidated balance sheets at December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Noninterest-bearing	$577,704	$550,640
Interest-bearing
Interest-bearing demand	458,689	401,078
Savings accounts	55,777	53,971
Money market savings	683,064	598,820
Time deposits	196,082	170,587
Total interest-bearing	1,393,612	1,224,456
Total deposits	$1,971,316	$1,775,096

The aggregate amount of deposit overdrafts included as loans were $315 thousand and $77 thousand at December 31, 2019 and 2018, respectively.

Certificates of deposit in excess of $250,000 totaled $42.2 million and $27.5 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)	Amount
2020	$158,834
2021	17,504
2022	5,770
2023	4,669
2024	2,551
Thereafter	6,754
Total	$196,082

NOTE 12 Short‑Term Borrowings

Short‑term borrowings at December 31, 2019, 2018, and 2017 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Securities sold under agreements to repurchase
Balance as of end of period	$—	$—	$—
Average daily balance	—	—	28
Maximum month-end balance	—	—	—
Weighted-average rate
During period	—%	—%	0.54%
End of period	—%	—%	—%
Fed funds purchased
Balance as of end of period	$—	$93,460	$—
Average daily balance	61,709	86,768	33,348
Maximum month-end balance	139,605	112,260	131,260
Weighted-average rate
During period	2.54%	2.18%	1.33%
End of period	—%	2.63%	—%
FHLB Short-term advances
Balance as of end of period	$—	$—	$30,000
Average daily balance	9,712	82	39,069
Maximum month-end balance	135,000	—	120,000
Weighted-average rate
During period	2.44%	1.42%	1.28%
End of period	—%	—%	1.42%

The Company had outstanding credit capacity with FHLB of $552.2 million and $424.1 million at December 31, 2019 and 2018 respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with no outstanding balance at December 31, 2019 and 2018. In 2019, the Company established a $15.0 million unsecured line of credit with Bank of North Dakota.

NOTE 13 Long‑Term Debt

Long‑term debt at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,625	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,402	Three-month LIBOR + 3.10%	5.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,102	Three-month LIBOR + 1.80%	3.69%	9/15/2036	9/15/2011
Finance lease liability	2,700	640	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,769

	December 31, 2018
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,562	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,357	Three-month LIBOR + 3.10%	5.92%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,035	Three-month LIBOR + 1.80%	4.59%	9/15/2036	9/15/2011
Obligations under capital lease	2,700	870	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,824

NOTE 14 True‑Up Liability

In connection with the Prosperan Bank acquisition in 2009, the Bank agreed to pay the Federal Deposit Insurance Corporation, or FDIC, should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements, or the true‑up liability. This contingent consideration was classified as a liability within other liabilities on the Consolidated Balance Sheet and was re‑measured at each reporting date until the contingency was resolved. At December 31, 2017, the value of the true‑up liability was $3.2 million. Changes in the value of the liability were reported in other noninterest expense.

On October 24, 2018, the Company entered into a termination agreement with the FDIC that terminated both the Single Family Shared‑Loss Agreement as well as the Commercial and Other Assets Shared‑Loss Agreement. The Company agreed to pay the FDIC $3.0 million. All rights and obligations of the parties under these loss share agreements, including the claw‑back provisions, terminated effective October 24, 2018. As a result, all recoveries, gains, charge‑offs, losses and expenses related to assets previously covered under loss share agreements are recognized entirely by the Company from the date of termination.

NOTE 15 Financial Instruments with Off‑Balance Sheet Risk

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

At December 31, 2019 and 2018, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$586,365	$529,890
Standby letters of credit	8,516	8,852
Total	$594,881	$538,742

At December 31, 2019 and 2018 respectively, the Company had a $150 thousand letter of credit with the FHLB. Bank of North Dakota letters of credit are collateralized by loans pledged to the Bank of North Dakota in the amount of $242.0 million and $260.6 million at December 31, 2019, and 2018, respectively. Outstanding letters of credit at December 31, 2019 and 2018 were $20.0 million and $0,  respectively.

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

NOTE 16 Legal Contingencies

The Company may be subject to claims and lawsuits which may arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of these claims and lawsuits is currently not expected to have a material adverse effect on the financial position of the Company.

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan, except if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The maximum number of shares that may be delivered under the plan shall be 1,100,000 shares. As of December 31, 2019, no awards had been issued under the plan.

Effective May 2009, the Company adopted the Alerus Financial Corporation 2009 Stock Award Plan (the 2009 Plan) providing for the grant of up to 1,350,000 shares of its common stock to employees, officers, consultants, independent contractors, and directors pursuant to awards of non‑qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, or other stock‑based awards in such forms and amounts as deemed appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, and shares used to satisfy the purchase of an award or tax obligations associated therewith shall again become available for issuance under the plan.  Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. In determining compensation expense, the fair value of the award will be determined on the date of grant expensed over the applicable vesting period. For performance awards, the Company estimates that the most likely outcome is the achievement of the target level and if during the performance period, additional information becomes available to lead the Company to believe a different level will be achieved for the performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. Following the adoption of the 2019 Equity Incentive Plan, no new awards may be granted from this plan.

Amounts granted under the 2009 plan have been retroactively adjusted for all stock splits effected in the form of dividends. Activity in the stock plan for the years ended December 31, 2019,  and 2018 is as follows:

	Year ended December 31, 2019		Year ended December 31, 2018
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	337,014	$18.36	335,092	$15.36
Granted	70,617	19.87	86,371	22.58
Vested	(53,994)	18.76	(79,753)	10.43
Forfeited or cancelled	(6,426)	17.63	(4,696)	21.24
Outstanding at end of period	347,211	$18.64	337,014	$18.36

Unrecognized compensation expense related to share-based awards was $3.3 million and $3.2 million as of December 31, 2019 and 2018, respectively. The expense is expected to be recognized over a weighted-average period of 3.86 years and 4.35 years, as of December 31, 2019 and 2018, respectively.

Compensation expense relating to stock awards under this plan was $1.5 million in 2019,  $1.2 million in 2018, and $0.7 million in 2017. The number of unvested shares outstanding was 262,734 and 295,972 respectively, at December 31, 2019 and 2018. The number of unvested units outstanding was 84,477 and 41,042 at December 31, 2019 and 2018, respectively.

Effective May 2009, the Company also adopted the Alerus Financial Corporation Stock Grant Plan for Non‑Employee Directors (the Retainer Plan) providing for the issuance of up to 180,000 shares of its common stock to non‑employee directors. The purpose of the Retainer Plan is to provide for payment for the annual retainer to directors in shares of Company common stock. The number of shares to be issued is based on the retainer divided by the fair market value per share as of the grant date, as defined in Note 1 (Significant Accounting Policies). Upon the issuance of shares under this plan, the then current value of the shares is charged to expense. Effective November 11, 2019, the Company terminated the Retainer Plan.

Activity in the Retainer Plan for the years ended December 31, 2019,  and 2018 is as follows:

	Number of Shares
	Available for	Restricted
	future	stock
	grant	awards
Balance as of December 31, 2017	35,842	144,158
Retainer shares awarded	(10,017)	10,017
Balance as of December 31, 2018	25,825	154,175
Retainer shares awarded	(13,144)	13,144
Plan expiration	(12,681)	—
Balance as of December 31, 2019	—	167,319

Compensation expense relating to stock awards under this plan was $0.3 million in 2019,  $0.3 million in 2018, and $0.3 million in 2017.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including an employee stock ownership plan (ESOP) and a defined contribution salary reduction plan (401k). The plans cover substantially all full‑time employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board of Directors, at its discretion,  and allocated to participants based on a percentage of annual compensation. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401k, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for years ending December 31, 2019, 2018, and 2017 are as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2019	2018	2017
Salary reduction plan	$2,599	$2,402	$2,317
ESOP	1,836	1,665	1,684
Total	$4,435	$4,067	$4,001
Total ESOP shares outstanding	1,307,439	1,334,372	1,393,395

Prior to the Company’s initial public offering, in accordance with provisions of the Internal Revenue Code of 1986, as amended, or the Code, that are applicable to private companies, the terms of the Alerus Financial Corporation Employee Stock Ownership Plan, or ESOP, provided that ESOP participants had the right, for a specified period of time, to require us to repurchase shares of our common stock that were distributed to them by the ESOP. As a result, the ESOP‑owned shares were deducted from total stockholders’ equity in our consolidated balance sheets. The shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called “ESOP‑owned shares” appearing between total liabilities and stockholders’ equity. Upon the completion of our initial public offering and the listing of our common stock on the Nasdaq Capital Market, in September 2019, our repurchase liability was extinguished and the ESOP‑owned shares are now included in total stockholders’ equity. The Company’s ESOP repurchase obligation was $34 million as of December 31, 2018.

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2019, 2018, and 2017.

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Retirement and benefits	$63,811	$63,316	$62,390
Wealth management	15,502	14,900	13,953
Mortgage banking (1)	25,805	17,630	19,748
Service charges on deposit accounts	1,772	1,808	1,854
Net gains (losses) on investment securities (1)	357	85	(13)
Other
Interchange fees	1,972	2,005	1,997
Bank-owned life insurance income (1)	803	803	820
Misc. transactional fees	1,236	1,106	1,070
Other noninterest income	2,936	1,096	1,226
Total noninterest income	$114,194	$102,749	$103,045

(1)	Not within the scope of ASC 606.

Contract  balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balances is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

Contract acquisition costs: In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the company did not capitalize any contract acquisition costs.

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year ended
	December 31,
(dollars in thousands)	2019	2018	2017
Federal
Current	$7,091	$5,801	$6,646
Deferred	267	(49)	2,975
Federal income tax	7,358	5,752	9,621
State
Current	1,926	1,265	949
Deferred	72	155	734
State income tax	1,998	1,420	1,683
Deferred tax impairment and statutory rate change	—	—	6,210
Total income tax expense	$9,356	$7,172	$17,514

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses	$5,893	$5,566
Employee compensation and benefit accruals	2,542	2,167
Expense accruals	935	740
Identifiable intangible amortization	3,369	3,351
Deferred loan fees	266	462
Net operating loss carry forwards	236	266
Nonaccrual loan interest	—	143
Unrealized gain on available‑for‑sale investment securities	—	1,207
Other	341	533
Total deferred tax assets from temporary differences	13,582	14,435
Deferred Tax Liabilities
Accumulated depreciation	1,431	1,079
Goodwill and intangible amortization	1,835	1,443
Servicing assets	965	1,137
Prepaid expenses	804	644
Unrealized loss on available‑for‑sale investment securities	649	—
Other	7	47
Total deferred tax liabilities from temporary differences	5,691	4,350
Net Deferred Tax Assets	$7,891	$10,085

The reconciliation between applicable income taxes and the amount computed at the applicable statutory Federal tax rate for years ending December 31, 2019, 2018, and 2017 is as follows:

	Year ended December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$8,168	21.0%	$6,938	21.0%	$11,380	35.0%
Tax effect of:
Tax exempt interest income	(442)	(1.1)	(365)	(1.1)	(562)	(1.7)
State income taxes, net of federal benefits	1,618	4.2	1,399	4.2	1,414	4.3
Change in federal statutory tax rate	—	—	—	—	4,818	14.1
Deferred tax impairment	—	—	—	—	1,392	4.3
Nondeductible items and other	12	—	(800)	(2.4)	(928)	(2.9)
Applicable income taxes	$9,356	24.1%	$7,172	21.7%	$17,514	53.1%

On December 22, 2017, the U.S. Government enacted Public Law 115-97, also known as the Tax Cuts and Jobs Act. This resulted in the corporate income tax rate being reduced from the 35% level to 21%. The Company adjusted the carrying value of the deferred tax assets using the new tax rate, which resulted in a charge to earnings in the fourth quarter of 2017. Impairment expense of $4.8 million was recorded. The Company was unable to recognize certain tax benefits related to loans acquired in 2014 and recorded an impairment expense of $1.4 million in 2017.

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 21 Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through four operating segments: Banking, Retirement and Benefit Services, Wealth Management, and Mortgage.

The financial information presented on each segment sets forth net interest income, provision for loan losses, direct noninterest income and direct noninterest expense before indirect allocations. Corporate Administration includes the indirect overhead and is set forth in the table below. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Year ended December 31, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$76,916	$—	$—	$1,245	$(3,610)	$74,551
Provision for loan losses	7,312	—	—	—	—	7,312
Noninterest income	6,970	63,811	15,502	25,805	2,106	114,194
Noninterest expense	43,171	35,407	7,188	21,877	34,894	142,537
Net income before taxes	$33,403	$28,404	$8,314	$5,173	$(36,398)	$38,896
Total assets	$2,259,614	$39,021	$128	$47,703	$10,412	$2,356,878

	Year ended December 31, 2018
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$77,919	$—	$62	$834	$(3,591)	$75,224
Provision for loan losses	8,599	—	—	11	—	8,610
Noninterest income	6,921	63,316	14,900	17,630	(18)	102,749
Noninterest expense	42,605	36,414	6,824	17,199	33,283	136,325
Net income before taxes	$33,636	$26,902	$8,138	$1,254	$(36,892)	$33,038
Total assets	$2,120,249	$41,492	$3,235	$14,600	$(506)	$2,179,070

	Year ended December 31, 2017
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$70,377	$—	$57	$740	$(3,504)	$67,670
Provision for loan losses	3,280	—	—	—	—	3,280
Noninterest income	7,180	62,390	13,953	19,748	(226)	103,045
Noninterest expense	35,996	41,977	7,640	17,448	31,859	134,920
Net income before taxes	$38,281	$20,413	$6,370	$3,040	$(35,589)	$32,515
Total assets	$2,078,013	$38,118	$2,718	$18,669	$(1,437)	$2,136,081

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fifteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segments’ balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings account, flex spending account, and Cobra recordkeeping and administration services to employers; payroll and HIRS services for employers. In addition, the division operates within the banking markets as well as in Albert Lea, Minnesota, Lansing, Michigan, Manchester, New Hampshire and 13 satellite offices.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the Banking office locations.

NOTE 22 Earnings Per Share

Beginning in the third quarter of 2019, the Company elected to prospectively use the two-class method in calculating earnings per share due to the restricted stock awards and restricted stock units qualifying as participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to common dividends declared (or accumulated) and participating rights in undistributed earnings. Average shares of common stock for diluted net income per common share include shares to be issued upon the vesting of restricted stock awards and restricted stock units granted under the Company’s share-based compensation plans.

The calculation of basic and diluted earnings per share using the two-class method for the year ending December 31, 2019 is presented below:

Year ended
December 31,
(dollars and shares in thousands, except per share data)	2019
Net income	$29,540
Dividends and undistributed earnings allocated to participating securities	647
Net income available to common shareholders	$28,893
Weighted-average common shares outstanding for basic earnings per share	14,736
Dilutive effect of stock-based awards	357
Weighted-average common shares outstanding for diluted earnings per share	15,093
Earnings per common share:
Basic earnings per common share	$1.96
Diluted earnings per common share	$1.91

For the years ending December 31, 2018 and 2017, the basic and diluted earnings per share were calculated using the treasury stock method, as presented in the table below. The Company determined that the impact to diluted earnings per share would be immaterial if calculated under the two-class method for the years ending December 31, 2018 and 2017.

The calculation of basic and diluted earnings per share using the treasury stock method for the years ending December 31, 2018 and 2017 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2018	2017
Basic:
Net income attributable to common shareholders	$25,866	$15,001
Weighted-average common shares outstanding	13,763	13,653
Basic earnings per common share	$1.88	$1.10
Diluted:
Net income attributable to common shareholders	25,866	15,001
Weighted-average common shares outstanding	13,763	13,653
Add: Dilutive effect of stock-based awards	300	354
Weighted-average common shares outstanding for diluted EPS	14,063	14,007
Diluted earnings per common share	$1.84	1.07

NOTE 23 Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at December 31, 2019 and 2018:

	Year ended December 31,
(dollars in thousands)	2019	2018
Beginning balance	$12,611	$19,905
New loans and advances	498	837
Repayments	(588)	(3,346)
Changes to related parties (1)	(12,214)	(4,785)
Ending balance	$307	$12,611

(1)	Represents changes related to directors that retired from our Board during the year.

Deposits from related parties held by the Bank at December 31, 2019 and 2018 amounted to $0.5 million and $5.6 million, respectively.

NOTE 24 Derivative Instruments

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of the interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rate risks.

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, futures contracts, and options contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest‑rate swaps and cap and floor agreements with the writer of the option.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the estimated fair value gain in a derivative. When the estimated fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company and therefore, creates a repayment risk for the Company. When the estimated fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high‑quality counterparties that are reviewed periodically by the Company’s credit committee.

The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. Various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, are offered to clients but usually offset the exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as freestanding derivatives. Free‑standing derivatives also include derivatives entered into for risk management that do not otherwise qualify for hedge accounting, including domestic hedge derivatives.

The following table presents the total notional or contractual amounts and estimated fair values for derivatives not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading, and other free‑standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities at December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Other assets	$1,228	$45,715	$12	$33,858
Forward loan sales commitments	Other assets	393	12,784	—	—
TBA mortgage backed securities	Other assets	—	—	—	—
Total asset derivatives		$1,621	$58,499	$12	$33,858
Liability Derivatives
Interest rate lock commitments	Accrued expenses and other liabilities	$—	$—	$—	$—
Forward loan sales commitments	Accrued expenses and other liabilities	—	—	7	2,956
TBA mortgage backed securities	Accrued expenses and other liabilities	109	68,500	—	—
Total liability derivatives		$109	$68,500	$7	$2,956

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2019 and 2018, respectively was $0.9 and $0. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

The gain (loss) recognized on derivatives instruments for years ended December 31, 2019, 2018, and 2017 was as follows:

		Year ended
	Consolidated Statements of	December 31,	December 31,	December 31,
(dollars in thousands)	Income Location	2019	2018	2017
Interest rate lock commitments	Mortgage banking	$1,216	$14	$70
Forward loan sales commitments	Mortgage banking	400	(16)	(96)
TBA mortgage backed securities	Mortgage banking	(109)	—	—
Total gain/(loss) from derivative instruments		$1,507	$(2)	$(26)

NOTE 25 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at December 31, 2019 and 2018, the Bank met all of the capital adequacy requirements to which it is subject.

On August 28, 2018, the Federal Reserve Board, or the Board, issued an interim final rule expanding the applicability of the Board’s Small Bank Holding Company Policy Statement, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. The interim final rule raised the Small Bank Holding Company Policy Statement’s asset threshold from $1 billion to $3 billion in total consolidated assets, and as a  result, before the initial public offering, the holding company was exempted from all regulatory guidelines, to which it previously had been subject, as long as it does not engage in significant nonbanking activities, conduct off-balance sheet activities, or have a material amount of debt or equity registered with the SEC. Now that the Company is a public reporting company with its common stock registered with the SEC, the Company does not meet the qualifications of the Small Bank Holding Company Policy Statement. As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Bank and the Company (consolidated) at December 31, 2019 and 2018 are presented in the following table:

	December 31, 2019
					Minimum to be
			Requirements		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$239,672	12.48%	86,452	4.50%	N/A	N/A
Bank	228,512	11.91%	86,362	4.50%	124,745	6.50%
Tier 1 capital to risk weighted assets					.
Consolidated	247,866	12.90%	115,270	6.00%	N/A	N/A
Bank	228,512	11.91%	115,149	6.00%	153,532	8.00%
Total capital to risk weighted assets
Consolidated	321,415	16.73%	153,693	8.00%	N/A	N/A
Bank	252,436	13.15%	153,532	8.00%	191,915	10.00%
Tier 1 capital to average assets
Consolidated	247,866	11.05%	91,504	4.00%	N/A	N/A
Bank	228,512	10.20%	89,615	4.00%	112,018	5.00%

	December 31, 2018
					Minimum to be
			Requirements		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,745	8.43%	N/A	N/A	N/A	N/A
Bank	204,680	11.39%	80,866	4.50%	116,806	6.50%
Tier 1 capital to risk weighted assets
Consolidated	159,774	8.87%	N/A	N/A	N/A	N/A
Bank	204,680	11.39%	107,821	6.00%	143,761	8.00%
Total capital to risk weighted assets
Consolidated	231,510	12.86%	N/A	N/A	N/A	N/A
Bank	226,854	12.62%	143,806	8.00%	179,758	10.00%
Tier 1 capital to average assets
Consolidated	159,774	7.51%	N/A	N/A	N/A	N/A
Bank	204,680	9.63%	85,018	4.00%	106,272	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2019 and 2018 the Company was in compliance with HUD guidelines.

NOTE 26 Fair Value of Assets and Liabilities

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

Recurring Basis

The Company uses estimated fair value measurements to record estimated fair value adjustments to certain assets and liabilities and to determine estimated fair value disclosures. For additional information on how the Company measures estimated fair value refer to Note 1 (Significant Accounting Policies).

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2019 and 2018:

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities
U.S. treasury and government agencies	$—	$—	$—	$—
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,240	$—	$21,240
Obligations of state and political agencies	—	68,648	—	68,648
Mortgage backed securities
Residential agency	—	182,538	—	182,538
Commercial	—	30,685	—	30,685
Asset backed securities	—	144	—	144
Corporate bonds	—	7,095	—	7,095
Equity securities	2,808	—	—	2,808
Total available-for-sale and equity securities	$2,808	$310,350	$—	$313,158
Other assets
Derivatives	$—	$1,621	$—	$1,621
Other liabilities
Derivatives	$—	$109	$—	$109

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities
U.S. treasury and government agencies	$—	$1,539	$—	$1,539
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$19,142	$—	$19,142
Obligations of state and political agencies	—	66,387	—	66,387
Mortgage backed securities
Residential agency	—	126,998	—	126,998
Commercial	—	28,767	—	28,767
Asset backed securities	—	399	—	399
Corporate bonds	—	8,481	—	8,481
Equity securities	3,165	—	—	3,165
Total available-for-sale and equity securities	$3,165	$250,174	$—	$253,339
Other assets
Derivatives	$—	$12	$—	$12
Other liabilities
Derivatives	$—	$7	$—	$7

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

Net impairment losses related to nonrecurring estimated fair value measurements of certain assets for the years ended December 31, 2019 and 2018 consisted of the following:

	December 31, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,846	$—	$46,846	$—
Loans held for branch sale	—	—	—	—
Impaired loans	—	4,816	4,816	3,138
Foreclosed assets	—	8	8	—
Servicing rights	—	3,845	3,845	—

	December 31, 2018
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$14,486	$—	$14,486	$—
Loans held for branch sale	—	32,031	32,031	—
Impaired loans	—	4,022	4,022	2,538
Foreclosed assets	—	84	84	245
Servicing rights	—	4,623	4,623	—

Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate estimated fair value of the held for sale loans is greater than cost.

On January 15, 2019, the Bank entered into an agreement with a third party to sell the loans of two branch locations in Duluth, Minnesota, which totaled $32.0 million as of December 31, 2018. The estimated fair value in the table above is based on the agreed upon purchase price in the sales contract. The measurements are classified as Level 3. The transaction closed on April 26, 2019. Refer to Note 29 (Branch Sale) for additional information pertaining to the sale.

Impairment losses for loans held for sale that are carried at the lower of cost or estimated fair value represent additional net write‑downs during the period to record these loans at the lower of cost or estimated fair value subsequent to their initial classification as loans held for sale.

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values at December 31, 2019 and 2018, are as follows:

			December 31, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	4,816	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	8	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,845	123-267	194
		Discount rate		9.4%	9.4%

			December 31, 2018
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Loans held for branch sale (1)	Discounted cash flows	Sales agreement	32,031	N/A	N/A
Impaired loans	Appraisal value	Property specific adjustment	4,022	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	84	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	4,623	104 - 211	130
		Discount rate		10.5%	10.5%

(1)	The significant unobservable input related to the loans held for branch sale was the third party sales agreement the Bank entered into on January 15, 2019.

Disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases in which quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived estimated fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with an estimated fair value that is not practicable to estimate and all non‑financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate estimated fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances at December 31, 2019 and 2018 are not carried at estimated fair value in their entirety on the consolidated balance sheets.

Cash and Due from Banks and Accrued Interest

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

Deposits Held for Sale

On January 15, 2019, the Bank entered into an agreement with a third party to sell the deposits of two branch locations in Duluth, Minnesota, which totaled $24.2 million as of December 31, 2018. The estimated fair value in the table below is based on the carrying value of the deposits, less the premium the Company expects to receive in accordance with the sales contract, when the transactions are expected to be completed in 2019. The transaction closed on April 26, 2019. Refer to Note 29 (Branch Sale) for additional information pertaining to the sale.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$144,006	$144,006	$—	$—	$144,006
Loans	1,697,355	—	—	1,693,824	1,693,824
Accrued interest receivable	7,551	7,551	—	—	7,551
Bank-owned life insurance	31,566	—	31,566	—	31,566
Financial Liabilities
Noninterest-bearing transaction	$577,704	$—	$577,704	$—	$577,704
Interest-bearing transaction	1,197,530	—	1,197,530	—	1,197,530
Time deposits	196,082	—	—	196,182	196,182
Short-term borrowings	—	—	—	—	—
Long-term debt	58,769	—	58,239	—	58,239
Accrued interest payable	1,038	1,038	—	—	1,038

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$40,651	$40,651	$—	$—	$40,651
Loans	1,679,676	—	—	1,663,401	1,663,401
Accrued interest receivable	7,645	7,645	—	—	7,645
Bank-owned life insurance	30,763	—	30,763	—	30,763
Financial Liabilities
Noninterest-bearing transaction	$550,640	$—	$550,640	$—	$550,640
Interest-bearing transaction	1,053,869	—	1,053,869	—	1,053,869
Time deposits	170,587	—	—	172,616	172,616
Deposits held for sale	24,197	—	—	22,019	22,019
Short-term borrowings	93,460	93,460	—	—	93,460
Long-term debt	58,824	—	59,988	—	59,988
Accrued interest payable	1,879	1,879	—	—	1,879

NOTE 27 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$73,647	$8,207
Land, premises and equipment, net	318	433
Investment in subsidiaries	274,878	250,252
Deferred income taxes, net	998	933
Other assets	1,034	1,538
Total assets	$350,875	$261,363
Liabilities and Stockholders’ Equity
Long‑term debt	$58,769	$58,824
Accrued expenses and other liabilities	6,378	5,585
Total liabilities	65,147	64,409
Commitments and contingent liabilities ESOP‑owned shares	—	34,494
Stockholders’ equity	285,728	196,954
Less: ESOP‑owned shares	—	(34,494)
Total stockholders’ equity	285,728	162,460
Total liabilities and stockholders’ equity	$350,875	$261,363

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Dividends from subsidiaries	$15,000	$11,470	$7,845
Other income	15	14	16
Total operating income	15,015	11,484	7,861
Expenses	5,999	5,964	5,038
Income before equity in undistributed income	9,016	5,520	2,823
Equity in undistributed income of subsidiaries	19,089	18,852	10,755
Income before income taxes	28,105	24,372	13,578
Income tax benefit	1,435	1,494	1,423
Net income	$29,540	$25,866	$15,001

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Operating activities
Net income	$29,540	$25,866	$15,001
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(19,089)	(18,852)	(10,755)
Depreciation and amortization	115	116	116
Stock‑based compensation cost	251	370	315
Other, net	2,676	1,314	4,904
Net cash provided by operating activities	13,493	8,814	9,581
Investing activities
Investment in bank subsidiary	—	—	—
Acquisitions, net cash acquired	—	—	—
Net cash provided by investing activities	—	—	—
Financing activities
Cash dividends paid on common stock	(8,909)	(7,456)	(6,729)
Repurchase of common stock	(1,948)	(356)	(294)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	62,804	—	—
Net cash provided by financing activities	51,947	(7,812)	(7,023)
Change in cash and cash equivalents	65,440	1,002	2,558
Cash and cash equivalents at beginning of period	8,207	7,205	4,647
Cash and cash equivalents at end of period	$73,647	$8,207	$7,205

Note 28 Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended
(dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$23,310	$23,478	$23,625	$22,887
Interest expense	4,190	5,187	4,944	4,428
Net interest income	19,120	18,291	18,681	18,459
Provision for loan losses	2,220	1,797	1,498	1,797
Net interest income after provision for loan losses	16,900	16,494	17,183	16,662
Noninterest income	25,074	29,984	29,580	29,556
Noninterest expense	33,514	35,261	37,327	36,435
Income before income taxes	8,460	11,217	9,436	9,783
Income tax expense	2,024	2,869	2,332	2,131
Net income	$6,436	$8,348	$7,104	$7,652
Per common share data
Basic earnings per common share	$0.47	$0.60	$0.49	$0.44
Diluted earnings per common share	$0.46	$0.59	$0.48	$0.43

	2018 Quarter Ended
(dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$20,458	$21,816	$22,197	$23,231
Interest expense	2,316	2,916	3,268	3,978
Net interest income	18,142	18,900	18,929	19,253
Provision for loan losses	1,530	4,020	1,530	1,530
Net interest income after provision for loan losses	16,612	14,880	17,399	17,723
Noninterest income	24,256	26,094	26,258	26,141
Noninterest expense	32,270	33,808	34,336	35,911
Income before income taxes	8,598	7,166	9,321	7,953
Income tax expense	1,734	1,567	1,951	1,920
Net income	$6,864	$5,599	$7,370	$6,033
Per common share data
Basic earnings per common share	$0.50	$0.41	$0.53	$0.44
Diluted earnings per common share	$0.49	$0.40	$0.52	$0.43

NOTE 29 Branch Sale

On January 15, 2019, the Bank announced an agreement to sell the Bank’s branch offices located in Duluth, Minnesota, including loans and deposits attributable to those offices, to another financial institution. The Bank decided to exit the Duluth market to reallocate resources to the Minneapolis-St. Paul-Bloomington metropolitan statistical area, which is a higher growth market in the state, and its other core markets in the Phoenix-Mesa-Scottsdale metropolitan statistical area, and in Fargo and Grand Forks, North Dakota. The loans and deposits were classified as held for sale in the consolidated financial statements as of December 31, 2018. The transaction closed on April 26, 2019. The loans and deposits associated with this transaction totaled approximately $28.3 million and $19.4 million, respectively, as of the closing date. A pre-tax gain on the sale was recognized in the amount of $1.5 million.

NOTE 30 Subsequent Events

Subsequent to year end, the World Health Organization declared the spread of Coronavirus Disease (COVID-19) a worldwide pandemic. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 operations and financial results including but not limited to additional loan loss reserves, costs for emergency preparedness, or potential shortages of personnel. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to year end and are still developing.

During the period from January 1, 2020 through March 26, 2020, both domestic and international equity markets have experienced significant declines. These losses are not reflected in the financial statements as of and for the year ended December 31, 2019 as these events occurred subsequent to year end and are still developing.

Subsequent events have been evaluated through March 26, 2020, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Exchange Act of 1934, or the Exchange Act) as of December 31, 2019, the end of the fiscal year covered by this Annual Report on Form 10‑K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings ‘Proposal 1 – Election of Directors” and “Corporate Governance and the Board of Directors” appear in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2019, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2019, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2019. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements for the year ending December 31, 2019.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	347,211	$18.64	1,100,000
Equity compensation plans not approved by shareholders	—	—	—
Total	347,211	$18.64	1,100,000

Other information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2019, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2019, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2019, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See the consolidated financial statements which appear in Item 8 of this Form 10‑K.
2.

Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019)
3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019)
4.1	Description of Capital Stock
10.1†	Executive Severance Agreement by and between Alerus Financial Corporation and Randy Newman, dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 on Form S-1 filed on August 16, 2019)
10.2†

Executive Severance Agreement by and between Alerus Financial Corporation and Kris Compton, dated October 8, 2017 (incorporated herein by reference to Exhibit 10.3 on Form S-1 filed on August 16, 2019)

10.3†

Executive Severance Agreement by and between Alerus Financial Corporation and Katie Lorenson, dated October 31, 2018 (incorporated herein by reference to Exhibit 10.4 on Form S-1 filed on August 16, 2019)

10.4†	Executive Severance Agreement by and between Alerus Financial Corporation and Ann McConn, dated October 8, 2017 (incorporated herein by reference to Exhibit 10.5 on Form S-1 filed on August 16, 2019)
10.5†

Executive Severance Agreement by and between Alerus Financial Corporation and Karin Taylor, dated December 10, 2018 (incorporated herein by reference to Exhibit 10.6 on Form S-1 filed on August 16, 2019)

10.6†	Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on August 16, 2019)
10.7†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on August 16, 2019)

Exhibit Number	Description
10.8†	Form of Performance-Based Restricted Stock Unit Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.9 on Form S-1 filed on August 16, 2019)
10.9†	Alerus Financial Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on August 16, 2019)
10.10†	Alerus Financial Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 on Form S-1 filed on August 16, 2019)
10.11†	Alerus Financial Corporation Deferred Compensation Plan for Directors (As Restated Effective January 1, 2005) (incorporated herein by reference to Exhibit 10.12 on Form S-1 filed on August 16, 2019)
10.12†

Alerus Financial Corporation Deferred Compensation Plan for Executives (As Restated Effective January 1, 2006) as subsequently amended (incorporated herein by reference to Exhibit 10.13 on Form S-1 filed on August 16, 2019)

10.13†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)
10.14†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan
10.15†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)
10.16†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.17†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan
21.1	Subsidiaries of Alerus Financial Corporation (incorporated herein by reference to Exhibit 21.1 on Form S-1 filed on August 16, 2019)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

†Indicates a management contract or compensatory plan or arrangement.

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document
101.1 SCH	XBRL Taxonomy Extension Schema
101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	XBRL Taxonomy Extension Label Linkbase
101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. – FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: March 26, 2020	By: Name: Title:	/s/ Randy L. Newman Randy L. Newman Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy L. Newman Randy L. Newman	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 26, 2020

/s/ Katie A. Lorenson Katie A. Lorenson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020

/s/ Karen M. Bohn Karen M. Bohn	Director	March 26, 2020

/s/ Lloyd G. Case Lloyd G. Case	Director	March 26, 2020

/s/ Daniel E. Coughlin Daniel E. Coughlin	Director	March 26, 2020

/s/ Kevin D. Lemke Kevin D. Lemke	Director	March 26, 2020

/s/ Michael S. Mathews Michael S. Mathews	Director	March 26, 2020

/s/ Sally J. Smith Sally J. Smith	Director	March 26, 2020

/s/ Galen G. Vetter Galen G. Vetter	Director	March 26, 2020