Form 10-Q
period 2020-03-31
ALERUS FINANCIAL CORP
filed 2020-05-13
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding at May 8, 2020 was 17,105,668.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars and shares in thousands, except per share data)	2020	2019
Assets
Cash and cash equivalents	$198,489	$144,006
Investment securities, at fair value
Available-for-sale	354,149	310,350
Equity	—	2,808
Loans held for sale	72,258	46,846
Loans	1,758,277	1,721,279
Allowance for loan losses	(27,019)	(23,924)
Net loans	1,731,258	1,697,355
Land, premises and equipment, net	20,372	20,629
Operating lease right-of-use assets	7,965	8,343
Accrued interest receivable	7,425	7,551
Bank-owned life insurance	31,763	31,566
Goodwill	27,329	27,329
Other intangible assets	17,401	18,391
Servicing rights	3,277	3,845
Deferred income taxes, net	6,185	7,891
Other assets	34,207	29,968
Total assets	$2,512,078	$2,356,878
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$608,559	$577,704
Interest-bearing	1,512,955	1,393,612
Total deposits	2,121,514	1,971,316
Long-term debt	58,762	58,769
Operating lease liabilities	8,480	8,864
Accrued expenses and other liabilities	29,714	32,201
Total liabilities	2,218,470	2,071,150
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,105,668 and 17,049,551 issued and outstanding	17,106	17,050
Additional paid-in capital	88,703	88,650
Retained earnings	180,650	178,092
Accumulated other comprehensive income (loss)	7,149	1,936
Total stockholders’ equity	293,608	285,728
Total liabilities and stockholders’ equity	$2,512,078	$2,356,878

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2020	2019
Interest Income
Loans, including fees	$20,542	$21,573
Investment securities
Taxable	1,759	1,309
Exempt from federal income taxes	235	244
Other	570	184
Total interest income	23,106	23,310
Interest Expense
Deposits	3,392	2,748
Short-term borrowings	—	531
Long-term debt	877	911
Total interest expense	4,269	4,190
Net interest income	18,837	19,120
Provision for loan losses	2,500	2,220
Net interest income after provision for loan losses	16,337	16,900
Noninterest Income
Retirement and benefit services	16,220	15,059
Wealth management	4,046	3,611
Mortgage banking	5,045	4,569
Service charges on deposit accounts	423	444
Net gains (losses) on investment securities	—	127
Other	1,455	1,264
Total noninterest income	27,189	25,074
Noninterest Expense
Compensation	18,731	16,813
Employee taxes and benefits	5,308	5,428
Occupancy and equipment expense	2,755	2,745
Business services, software and technology expense	4,444	3,798
Intangible amortization expense	990	1,051
Professional fees and assessments	1,040	1,066
Marketing and business development	610	427
Supplies and postage	703	733
Travel	261	502
Mortgage and lending expenses	1,043	446
Other	841	505
Total noninterest expense	36,726	33,514
Income before income taxes	6,800	8,460
Income tax expense	1,437	2,024
Net income	$5,363	$6,436
Per Common Share Data
Basic earnings per common share	$0.31	$0.47
Diluted earnings per common share	$0.30	$0.46
Dividends declared per common share	$0.15	$0.14
Average common shares outstanding	17,070	13,781
Diluted average common shares outstanding	17,405	14,078

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Net Income	$5,363	$6,436
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	6,959	3,150
Reclassification adjustment for losses (gains) realized in income	—	(113)
Total other comprehensive income (loss), before tax	6,959	3,037
Income tax expense (benefit) related to items of other comprehensive income	1,746	762
Other comprehensive income (loss), net of tax	5,213	2,275
Total comprehensive income	$10,576	$8,711

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728
Net income	—	—	5,363	—	—	5,363
Other comprehensive income (loss)	—	—	—	5,213	—	5,213
Common stock repurchased	(15)	(111)	(210)	—	—	(336)
Common stock dividends	—	—	(2,595)	—	—	(2,595)
Share‑based compensation expense	—	235	—	—	—	235
Vesting of restricted stock	71	(71)	—	—	—	—
Balance as of March 31, 2020	$17,106	$88,703	$180,650	$7,149	$—	$293,608

	Three months ended March 31, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	6,436	—	—	6,436
Other comprehensive income (loss)	—	—	—	2,275	—	2,275
Common stock repurchased	(4)	(14)	(71)	—	—	(89)
Common stock dividends	—	—	(1,973)	—	—	(1,973)
Net change in fair value of ESOP shares	—	—	—	—	—	—
Share‑based compensation expense	—	346	—	—	—	346
Vesting of restricted stock	30	(30)	—	—	—	—
Balance as of March 31, 2019	$13,801	$28,045	$163,429	$(1,326)	$(34,494)	$169,455

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Operating Activities
Net income	$5,363	$6,436
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(40)	480
Provision for loan losses	2,500	2,220
Depreciation and amortization	2,075	2,054
Amortization and accretion of premiums/discounts on investment securities	305	280
Amortization of operating lease right-of-use assets	(6)	6
Stock-based compensation	235	346
Increase in value of bank-owned life insurance	(197)	(196)
Realized loss (gain) on forward sale derivatives	—	(11)
Realized loss (gain) on rate lock commitments	—	12
Realized loss (gain) on sale of foreclosed assets	(63)	(57)
Realized loss (gain) on sale of investment securities	—	(113)
Realized loss (gain) on servicing rights	381	(67)
Net change in:
Securities held for trading	—	1,539
Loans held for sale	(25,412)	(13,069)
Accrued interest receivable	126	(332)
Other assets	(4,038)	2,657
Accrued expenses and other liabilities	(2,395)	(3,584)
Net cash provided (used) by operating activities	(21,166)	(1,399)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	4,000	4,763
Proceeds from maturities of investment securities available-for-sale	9,003	10,282
Purchases of investment securities available-for-sale	(50,148)	(17,901)
Net (increase) decrease in equity securities	2,808	248
Net (increase) decrease in loans	(36,637)	(10,368)
Proceeds from sale of fixed assets	—	—
Purchases of premises and equipment	(689)	(1,366)
Proceeds from sales of foreclosed assets	96	254
Net cash provided (used) by investing activities	(71,567)	(14,088)
Financing Activities
Net increase (decrease) in deposits	150,198	103,201
Net increase (decrease) in short-term borrowings	—	(81,410)
Repayments of long-term debt	(51)	(45)
Cash dividends paid on common stock	(2,595)	(1,973)
Repurchase of common stock	(336)	(89)
Net cash provided (used) by financing activities	147,216	19,684
Net change in cash and cash equivalents	54,483	4,197
Cash and cash equivalents at beginning of period	144,006	40,651
Cash and cash equivalents at end of period	$198,489	$44,848

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
Supplemental Cash Flow Disclosures	2020	2019
Cash paid for:
Interest	$4,128	$3,290
Income taxes	—	103
Non-cash information
Loan collateral transferred to foreclosed assets	234	142
Unrealized gain (loss) on investment securities available-for-sale	5,213	2,275
Initial recognition of operating lease right-of-use assets	—	10,000
Initial recognition of operating lease liabilities	—	10,521
Right-of-use assets obtained in exchange for new operating leases.	183	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Significant Accounting Policies

Organization

Alerus Financial Corporation is a financial holding company organized under the laws of the state of Delaware. Alerus Financial Corporation, or the Company, and its subsidiaries is a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, or the Bank, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management, and mortgage.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America, or GAAP, for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

Reclassifications

Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

Other Information

On March 11, 2020, the World Health Organization declared the spread of Coronavirus Disease 2019, or COVID-19, a worldwide pandemic. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 is expected to impact various parts of its 2020 operations and financial results, including, but not limited to, additional loan loss reserves, costs for emergency preparedness, or potential shortages of personnel. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold as the year progresses.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, or the agencies, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” or ASC 310-40, a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Boards, or FASB, that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements for disclosure of the impact to date.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2020.

Adopted Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its estimated fair value, not to exceed the carrying amount of goodwill. For public business entities that are US Securities and Exchange Commission filers, ASU 2017-04, is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2017-04 effective January 1, 2020, the new guidance did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements. ASU 2018‑13 is effective for all entities interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020, the revised disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020, and did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a new impairment model known as the current expected credit loss, or CECL, which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred cost” approach under GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchase credit-impaired debt securities and loans. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including private companies and smaller reporting companies, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted.

As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard but continues to work through implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics, and quality of our loan portfolio, as well as the general economic conditions and forecasts as of the adoption date.

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

In May 2019, the FASB issued ASU 2019‑05, Targeted Transition Relief to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. In November 2019, the FASB Issued ASU 2019-10, which amends the effective date of this ASU for certain entities, including private companies and smaller reporting companies until after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020, for public business entities. For private companies and smaller reporting companies, this guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. As an emerging growth company, the Company can take advantage of this later effective date. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. The Company is currently reviewing the provisions of this new pronouncement, but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$16,538	$93	$(4)	$16,627
Obligations of state and political agencies	67,921	1,212	(27)	69,106
Mortgage backed securities
Residential agency	221,844	7,483	(18)	229,309
Commercial	29,128	899	(117)	29,910
Asset backed securities	134	7	—	141
Corporate bonds	9,039	18	(1)	9,056
Total available-for-sale investment securities	$344,604	$9,712	$(167)	$354,149

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,246	$9	$(15)	$21,240
Obligations of state and political agencies	68,162	647	(161)	68,648
Mortgage backed securities
Residential agency	180,411	2,258	(131)	182,538
Commercial	30,752	101	(168)	30,685
Asset backed securities	139	5	—	144
Corporate bonds	7,054	41	—	7,095
Total available-for-sale investment securities	$307,764	$3,061	$(475)	$310,350

The following tables present unrealized losses and fair values for available-for-sale investment securities as of March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(4)	$1,342	$—	$—	$(4)	$1,342
Obligations of state and political agencies	(27)	12,420	—	—	(27)	12,420
Mortgage backed securities
Residential agency	(5)	2,664	(13)	1,691	(18)	4,355
Commercial	—	—	(117)	6,932	(117)	6,932
Asset backed securities	—	2	—	—	—	2
Corporate bonds	(1)	2,009	—	—	(1)	2,009
Total available-for-sale investment securities	$(37)	$18,437	$(130)	$8,623	$(167)	$27,060

	December 31, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(5)	$1,740	$(10)	$9,990	$(15)	$11,730
Obligations of state and political agencies	(140)	11,959	(21)	5,798	(161)	17,757
Mortgage backed securities
Residential agency	(52)	17,131	(79)	14,036	(131)	31,167
Commercial	(116)	15,235	(52)	6,195	(168)	21,430
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(313)	$46,067	$(162)	$36,019	$(475)	$82,086

For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their maturity dates. The Company evaluates securities for other-than-temporary impairment, or OTTI, on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the three months ended March 31, 2020 and 2019, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and estimated fair value of the available-for-sale investment securities as of March 31, 2020, by contractual maturity:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$16,054	$16,149
Due after one year through five years	25,745	25,934
Due after five years through ten years	78,317	80,298
Due after 10 years	224,488	231,768
Total available-for-sale investment securities	$344,604	$354,149

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with carrying value of $125.7 million and $136.2 million were pledged as of March 31, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available‑for‑sale investment securities, for the three months ended March 31, 2020 and 2019, are displayed in the table below:

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Proceeds	$4,000	$4,763
Realized gains	—	119
Realized losses	—	6

As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Federal Reserve	$2,675	$2,675
FHLB	3,284	3,080

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2020, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owns as of March 31, 2020 and December 31, 2019, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial	$502,637	$479,144
Real estate construction	25,487	26,378
Commercial real estate	522,106	494,703
Total commercial	1,050,230	1,000,225
Consumer
Residential real estate first mortgage	457,895	457,155
Residential real estate junior lien	170,538	177,373
Other revolving and installment	79,614	86,526
Total consumer	708,047	721,054
Total loans	$1,758,277	$1,721,279

Total loans included net deferred loan fees and costs of $994 thousand and $1.0 million at March 31, 2020 and December 31, 2019, respectively.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$497,635	$438	$—	$4,564	$502,637
Real estate construction	25,487	—	—	—	25,487
Commercial real estate	518,064	2,602	—	1,440	522,106
Total commercial	1,041,186	3,040	—	6,004	1,050,230
Consumer
Residential real estate first mortgage	455,580	1,574	—	741	457,895
Residential real estate junior lien	170,099	237	11	191	170,538
Other revolving and installment	79,274	317	—	23	79,614
Total consumer	704,953	2,128	11	955	708,047
Total loans	$1,746,139	$5,168	$11	$6,959	$1,758,277

	December 31, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$473,900	$382	$—	$4,862	$479,144
Real estate construction	26,251	127	—	—	26,378
Commercial real estate	492,707	556	—	1,440	494,703
Total commercial	992,858	1,065	—	6,302	1,000,225
Consumer
Residential real estate first mortgage	455,244	666	448	797	457,155
Residential real estate junior lien	176,915	184	—	274	177,373
Other revolving and installment	86,172	348	—	6	86,526
Total consumer	718,331	1,198	448	1,077	721,054
Total loans	$1,711,189	$2,263	$448	$7,379	$1,721,279

The Company’s consumer loan portfolio is primarily comprised of both secured and unsecured loans that are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts and actual losses incurred.

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$470,867	$10,178	$21,575	$17	$502,637
Real estate construction	24,941	279	267	—	25,487
Commercial real estate	492,434	4,422	25,250	—	522,106
Total commercial	988,242	14,879	47,092	17	1,050,230
Consumer
Residential real estate first mortgage	455,720	1,434	741	—	457,895
Residential real estate junior lien	167,356	1,952	1,230	—	170,538
Other revolving and installment	79,591	—	23	—	79,614
Total consumer	702,667	3,386	1,994	—	708,047
Total loans	$1,690,909	$18,265	$49,086	$17	$1,758,277

	December 31, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$448,306	$9,585	$21,253	$—	$479,144
Real estate construction	25,119	282	977	—	26,378
Commercial real estate	462,294	2,359	30,050	—	494,703
Total commercial	935,719	12,226	52,280	—	1,000,225
Consumer
Residential real estate first mortgage	456,358	—	797	—	457,155
Residential real estate junior lien	176,122	—	1,251	—	177,373
Other revolving and installment	86,520	—	6	—	86,526
Total consumer	719,000	—	2,054	—	721,054
Total loans	$1,654,719	$12,226	$54,334	$—	$1,721,279

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$70	$(32)	$593	$12,901
Real estate construction	303	31	—	—	334
Commercial real estate	6,688	1,588	—	—	8,276
Total commercial	19,261	1,689	(32)	593	21,511
Consumer
Residential real estate first mortgage	1,448	761	—	—	2,209
Residential real estate junior lien	671	317	—	37	1,025
Other revolving and installment	352	92	(67)	64	441
Total consumer	2,471	1,170	(67)	101	3,675
Unallocated	2,192	(359)	—	—	1,833
Total	$23,924	$2,500	$(99)	$694	$27,019

	Three months ended March 31, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$3,407	$(1,785)	$66	$13,815
Real estate construction	250	2	(1)	—	251
Commercial real estate	6,279	(436)	—	—	5,843
Total commercial	18,656	2,973	(1,786)	66	19,909
Consumer
Residential real estate first mortgage	1,156	454	—	—	1,610
Residential real estate junior lien	805	7	(104)	53	761
Other revolving and installment	380	(46)	(58)	73	349
Total consumer	2,341	415	(162)	126	2,720
Unallocated	1,177	(1,168)	—	—	9
Total	$22,174	$2,220	$(1,948)	$192	$22,638

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$5,422	$497,215	$502,637	$2,764	$10,137	$—	$12,901
Real estate construction	—	25,487	25,487	—	334	—	334
Commercial real estate	1,524	520,582	522,106	271	8,005	—	8,276
Total commercial	6,946	1,043,284	1,050,230	3,035	18,476	—	21,511
Consumer
Residential real estate first mortgage	733	457,162	457,895	—	2,209	—	2,209
Residential real estate junior lien	241	170,297	170,538	20	1,005	—	1,025
Other revolving and installment	22	79,592	79,614	11	430	—	441
Total consumer	996	707,051	708,047	31	3,644	—	3,675
Total loans	$7,942	$1,750,335	$1,758,277	$3,066	$22,120	$1,833	$27,019

	December 31, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$976	$478,168	$479,144	$189	$12,081	$—	$12,270
Real estate construction	—	26,378	26,378	—	303	—	303
Commercial real estate	5,925	488,778	494,703	2,946	3,742	—	6,688
Total commercial	6,901	993,324	1,000,225	3,135	16,126	—	19,261
Consumer
Residential real estate first mortgage	782	456,373	457,155	—	1,448	—	1,448
Residential real estate junior lien	266	177,107	177,373	—	671	—	671
Other revolving and installment	5	86,521	86,526	3	349	—	352
Total consumer	1,053	720,001	721,054	3	2,468	—	2,471
Total loans	$7,954	$1,713,325	$1,721,279	$3,138	$18,594	$2,192	$23,924

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	March 31, 2020			December 31, 2019
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$4,891	$5,028	$2,764	$639	$727	$189
Commercial real estate	1,524	1,642	271	5,718	5,823	2,946
Residential real estate junior lien	20	20	20	—	—	—
Other revolving and installment	17	17	11	5	6	3
Total impaired loans with a valuation allowance	6,452	6,707	3,066	6,362	6,556	3,138
Impaired loans without a valuation allowance
Commercial and industrial	531	611	—	337	1,110	—
Commercial real estate	—	—	—	207	236	—
Residential real estate first mortgage	733	741	—	782	797	—
Residential real estate junior lien	221	325	—	266	372	—
Other revolving and installment	5	5	—	—	—	—
Total impaired loans without a valuation allowance	1,490	1,682	—	1,592	2,515	—
Total impaired loans
Commercial and industrial	5,422	5,639	2,764	976	1,837	189
Commercial real estate	1,524	1,642	271	5,925	6,059	2,946
Residential real estate first mortgage	733	741	—	782	797	—
Residential real estate junior lien	241	345	20	266	372	—
Other revolving and installment	22	22	11	5	6	3
Total impaired loans	$7,942	$8,389	$3,066	$7,954	$9,071	$3,138

The table below presents the average recorded investment in impaired loans and interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$4,979	$15	$5,529	$—
Commercial real estate	1,536	8	1,533	—
Residential real estate junior lien	20	—	—	—
Other revolving and installment	17	—	27	—
Total impaired loans with a valuation allowance	6,552	23	7,089	—
Impaired loans without a valuation allowance
Commercial and industrial	545	27	1,816	46
Real estate construction	—	—	220	9
Residential real estate first mortgage	835	—	—	—
Residential real estate junior lien	224	3	290	4
Other revolving and installment	8	—	—	—
Total impaired loans without a valuation allowance	1,612	30	2,326	59
Total impaired loans
Commercial and industrial	5,524	42	7,345	46
Real estate construction	—	—	220	9
Commercial real estate	1,536	8	1,533	—
Residential real estate first mortgage	835	—	—	—
Residential real estate junior lien	244	3	290	4
Other revolving and installment	25	—	27	—
Total impaired loans	$8,164	$53	$9,415	$59

Loans with a carrying value of $1.2 billion as of March 31, 2020 and $1.2 billion as of December 31, 2019,  were pledged to secure public deposits, and for other purposes required or permitted by law.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

During the first quarter of 2020 there were no loans modified as a TDR.  As of April 21, 2020, we had executed 325 principal and interest deferrals on outstanding loan balances of $97.4 million in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than 90 days in duration and were not considered TDRs based on the interagency guidance issued in March. During the first quarter of 2019, there was one loan modified as a TDR as a result of extending the amortization period. As of December 31, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was no specific reserve for loan losses allocated to the loan modified as troubled debt restructuring.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Banking	$20,131	$20,131
Retirement and benefit services	7,198	7,198
Total goodwill	$27,329	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$31,857	$(15,088)	$16,769	$31,857	$(14,287)	$17,570
Core deposit intangible assets	3,793	(3,161)	632	4,993	(4,172)	821
Total intangible assets	$35,650	$(18,249)	$17,401	$36,850	$(18,459)	$18,391

Amortization of intangible assets was $1.0 million and $1.1 million for the three months ended March 31, 2020, and 2019, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $524.6 million and $541.9 million as of March 31, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Balance, beginning of period	$3,845	$4,623
Additions	24	67
Amortization	(187)	(165)
(Impairment)/Recovery	(405)	5
Balance, end of period	$3,277	$4,530

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2020 and December 31, 2019. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Fair value of servicing rights	$3,277	$3,845
Weighted-average remaining term, years	20.0	20.1
Prepayment speeds	14.2%	11.8%
Discount rate	9.4%	9.4%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2032. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. The Company has one existing finance lease for the Company’s headquarters building with a lease term through 2022.

The Company elected not to include short‑term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		March 31,	December 31,
(dollars in thousands)		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,965	$8,343
Finance lease right-of-use assets	Land, premises and equipment, net	289	318
Total lease right-of-use assets		$8,254	$8,661
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$8,480	$8,864
Finance lease liabilities	Long-term debt	589	640
Total lease liabilities		$9,069	$9,504

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

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term, years
Operating leases	6.1	6.2
Finance leases	2.6	2.8
Weighted-average discount rate
Operating leases	3.2%	3.1%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ending March 31, 2020 and 2019.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Lease costs
Operating lease cost	$623	$572
Variable lease cost	197	199
Short-term lease cost	95	205
Finance lease cost
Interest on lease liabilities	12	15
Amortization of right-of-use assets	29	29
Sublease income	(66)	(71)
Net lease cost	$890	$949
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$618	$577
Right-of-use assets obtained in exchange for new operating lease liabilities	183	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
March 31, 2021	$251	$2,037
March 31, 2022	251	1,630
March 31, 2023	150	1,592
March 31, 2024	—	1,441
March 31, 2025	—	761
Thereafter	—	2,083
Total future minimum lease payments	$652	$9,544
Amounts representing interest	(63)	(1,064)
Total operating lease liabilities	$589	$8,480

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing	$608,559	$577,704
Interest-bearing
Interest-bearing demand	477,752	458,689
Savings accounts	60,181	55,777
Money market savings	773,652	683,064
Time deposits	201,370	196,082
Total interest-bearing	1,512,955	1,393,612
Total deposits	$2,121,514	$1,971,316

NOTE 9 Short‑Term Borrowings

There were no short‑term borrowings outstanding as of March 31, 2020 and December 31, 2019.

The following table presents information related to short-term borrowings for the three months ending March 31, 2020 and 2019:

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Fed funds purchased
Balance as of end of period	$—	$12,050
Average daily balance	—	83,331
Maximum month-end balance	—	92,371
Weighted-average rate
During period	—%	2.59%
End of period	—%	2.62%

NOTE 10 Long‑Term Debt

Long‑term debt as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,641	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,413	Three-month LIBOR + 3.10%	4.33%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,119	Three-month LIBOR + 1.80%	2.54%	9/15/2036	9/15/2011
Finance lease liability	2,700	589	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,762

	December 31, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,625	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,402	Three-month LIBOR + 3.10%	5.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,102	Three-month LIBOR + 1.80%	3.69%	9/15/2036	9/15/2011
Finance lease liability	2,700	640	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,769

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

As of March 31, 2020 and December 31, 2019, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$524,069	$586,365
Standby letters of credit	3,276	8,516
Total	$527,345	$594,881

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

The Company utilizes standby letters of credit issued by either the Federal Home Loan Bank or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the Federal Home Loan Bank as of March 31, 2020 and December 31, 2019.  With the Bank of North Dakota, the Company had $25.0 million of letters of credit outstanding as of March 31, 2020 and $20.0 million as of December 31, 2019. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $250.3 million and $242.0 million as of March 31, 2020 and December 31, 2019, respectively.

NOTE 12 Share-Based Compensation

The Company has granted equity awards pursuant to the Alerus Financial Corporation 2009 Stock Plan. The awards were in the form of restricted stock or restricted stock units and are considered to represent an element of employee compensation. Compensation expense for the award is based on the fair value of Alerus Financial Corporation common stock at the time of grant. The value of awards that are expected to vest are amortized into expense over the vesting periods. The ability to grant awards under this plan has expired.

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock‑settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan is authorized to issue up to 1,100,000.  As of March 31, 2020, 13,444 restricted stock awards and 49,604 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $253 thousand and $346 thousand for the three months ending March 31, 2020 and 2019, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020		Three months ended March 31, 2019
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	347,211	$18.64	337,014	$18.36
Granted	63,048	20.23	70,617	19.87
Vested	(71,339)	16.06	(29,837)	19.96
Forfeited or cancelled	(5,068)	19.37	(753)	21.76
Outstanding at end of period	333,852	$19.47	377,041	$18.51

As of March 31, 2020, there was $3.7 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.65 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020		2019
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$1,428	21.0%	$1,777	21.0%
Tax effect of:
Tax exempt interest income	(121)	(1.8)%	(73)	(0.9)%
Other	130	1.9%	320	3.8%
Applicable income taxes	$1,437	21.1%	$2,024	23.9%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 14 Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through four operating segments: Banking, Retirement and Benefit Services, Wealth Management, and Mortgage.

The financial information presented for each segment includes net interest income, provision for loan losses, direct noninterest income, and direct noninterest expense, before indirect allocations. Corporate Administration includes the indirect overhead and is set forth in the table below. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended March 31, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,446	$—	$—	$268	$(877)	$18,837
Provision for loan losses	2,500	—	—	—	—	2,500
Noninterest income	1,874	16,220	4,046	5,045	4	27,189
Noninterest expense	12,652	7,932	1,515	5,439	9,188	36,726
Net income before taxes	$6,168	$8,288	$2,531	$(126)	$(10,061)	$6,800

	Three months ended March 31, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,900	$—	$—	$129	$(909)	$19,120
Provision for loan losses	2,220	—	—	—	—	2,220
Noninterest income	1,831	15,059	3,611	4,569	4	25,074
Noninterest expense	9,992	8,990	1,924	3,962	8,646	33,514
Net income before taxes	$9,519	$6,069	$1,687	$736	$(9,551)	$8,460

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fifteen offices  in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, COBRA recordkeeping and administration services, and payroll to employers; payroll and HIRS services for employers. In addition, the division operates within each of the banking markets as well as in Albert Lea, Minnesota, Lansing, Michigan, Bedford, New Hampshire, and 13 satellite offices.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the Banking office locations.

NOTE 15 Earnings Per Share

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

The calculation of basic and diluted earnings per share using the two-class method for the three months ending March 31, 2020 is presented below:

Three months ended
March 31,
(dollars and shares in thousands, except per share data)	2020
Net income	$5,363
Dividends and undistributed earnings allocated to participating securities	82
Net income available to common shareholders	$5,281
Weighted-average common shares outstanding for basic earnings per share	17,070
Dilutive effect of stock-based awards	335
Weighted-average common shares outstanding for diluted earnings per share	17,405
Earnings per common share:
Basic earnings per common share	$0.31
Diluted earnings per common share	$0.30

For the three months ended March 31, 2019, the basic and diluted earnings per share were calculated using the treasury stock method, as presented in the table below. The Company determined that the impact to diluted earnings per share would be immaterial if calculated under the two-class method for the three months ended March 31, 2020.

The calculation of basic and diluted earnings per share using the treasury stock method for the three months ending March 31, 2019 is presented below:

Three months ended
March 31,
(dollars and shares in thousands, except per share data)	2019
Basic:
Net income attributable to common shareholders	$6,436
Weighted-average common shares outstanding	13,781
Basic earnings per common share	$0.47
Diluted:
Net income attributable to common shareholders	$6,436
Weighted-average common shares outstanding	13,781
Add: Dilutive effect of stock-based awards	297
Weighted-average common shares outstanding for diluted EPS	14,078
Diluted earnings per common share	$0.46

NOTE 16 Derivative Instruments

The Company did not have any derivatives designated as hedging instruments, as of March 31, 2020 and December 31, 2019. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Other assets	$2,543	$147,414	$1,228	$45,715
Forward loan sales commitments	Other assets	1,059	35,011	393	12,784
TBA mortgage backed securities	Other assets	—	—	—	—
Total asset derivatives		$3,602	$182,425	$1,621	$58,499
Liability Derivatives
Interest rate lock commitments	Accrued expenses and other liabilities	$—	$—	$—	$—
Forward loan sales commitments	Accrued expenses and other liabilities	—	—	—	—
TBA mortgage backed securities	Accrued expenses and other liabilities	2,884	193,500	109	68,500
Total liability derivatives		$2,884	$193,500	$109	$68,500

The gain (loss) recognized on derivative instruments for the three months ended March 31, 2020 and 2019 was as follows:

		Three months ended
	Consolidated Statements of	March 31,	March 31,
(dollars in thousands)	Income Location	2020	2019
Interest rate lock commitments	Mortgage banking	$1,227	$1,789
Forward loan sales commitments	Mortgage banking	666	246
TBA mortgage backed securities	Mortgage banking	(3,423)	(454)
Total gain/(loss) from derivative instruments		$(1,530)	$1,581

NOTE 17 Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at March 31, 2020 and December 31, 2019,  each of the Company and the Bank had met all of the capital adequacy requirements to which it is subject.

The following table presents the Company’s and  the Bank’s actual capital amounts and ratios as of March 31, 2020 and December 31, 2019:

	March 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$243,448	12.36%	$88,643	4.50%	$	N/A	N/A
Bank	232,162	11.80%	88,567	4.50%		127,930	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	251,671	12.78%	118,190	6.00%		N/A	N/A
Bank	232,162	11.80%	118,089	6.00%		157,452	8.00%
Total capital to risk weighted assets
Consolidated	325,964	16.55%	157,587	8.00%		N/A	N/A
Bank	256,793	13.05%	157,452	8.00%		196,815	10.00%
Tier 1 capital to average assets
Consolidated	251,671	10.62%	94,826	4.00%		N/A	N/A
Bank	232,162	9.80%	94,752	4.00%		118,440	5.00%

	December 31, 2019
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$239,672	12.48%	$86,452	4.50%	$	N/A	N/A
Bank	228,512	11.91%	86,362	4.50%		124,745	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	247,866	12.90%	115,270	6.00%		N/A	N/A
Bank	228,512	11.91%	115,149	6.00%		153,532	8.00%
Total capital to risk weighted assets
Consolidated	321,415	16.73%	153,693	8.00%		N/A	N/A
Bank	252,436	13.15%	153,532	8.00%		191,915	10.00%
Tier 1 capital to average assets
Consolidated	247,866	11.05%	91,504	4.00%		N/A	N/A
Bank	228,512	10.20%	89,615	4.00%		112,018	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2020, and December 31, 2019, the Company was in compliance with HUD guidelines.

NOTE 18 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$16,627	$—	$16,627
Obligations of state and political agencies	—	69,106	—	69,106
Mortgage backed securities
Residential agency	—	229,309	—	229,309
Commercial	—	29,910	—	29,910
Asset backed securities	—	141	—	141
Corporate bonds	—	9,056	—	9,056
Total available-for-sale securities	$—	$354,149	$—	$354,149
Other assets
Derivatives	$—	$3,602	$—	$3,602
Other liabilities
Derivatives	$—	$2,884	$—	$2,884

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,240	$—	$21,240
Obligations of state and political agencies	—	68,648	—	68,648
Mortgage backed securities
Residential agency	—	182,538	—	182,538
Commercial	—	30,685	—	30,685
Asset backed securities	—	144	—	144
Corporate bonds	—	7,095	—	7,095
Equity securities	2,808	—	—	2,808
Total available-for-sale and equity securities	$2,808	$310,350	$—	$313,158
Other assets
Derivatives	$—	$1,621	$—	$1,621
Other liabilities
Derivatives	$—	$109	$—	$109

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$72,258	$—	$72,258	$—
Impaired loans	—	4,876	4,876	3,066
Foreclosed assets	—	209	209	—
Servicing rights	—	3,277	3,277	—

	December 31, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,846	$—	$46,846	$—
Impaired loans	—	4,816	4,816	3,138
Foreclosed assets	—	8	8	—
Servicing rights	—	3,845	3,845	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2020, and December 31, 2019, were as follows:

			March 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,876	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	209	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,277	158-471	237
		Discount rate		9.4%	9.4%

			December 31, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,816	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	8	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,845	123-267	194
		Discount rate		9.4%	9.4%

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

The following disclosures represent financial instruments in which the ending balances, as of March 31, 2020 and December 31, 2019, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$198,489	$198,489	$—	$—	$198,489
Loans	1,731,258	—	—	1,761,783	1,761,783
Accrued interest receivable	7,425	7,425	—	—	7,425
Bank-owned life insurance	31,763	—	31,763	—	31,763
Financial Liabilities
Noninterest-bearing deposits	$608,559	$—	$608,559	$—	$608,559
Interest-bearing deposits	1,311,585	—	1,311,585	—	1,311,585
Time deposits	201,370	—	—	202,892	202,892
Long-term debt	58,762	—	57,941	—	57,941
Accrued interest payable	1,760	1,760	—	—	1,760

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$144,006	$144,006	$—	$—	$144,006
Loans	1,697,355	—	—	1,693,824	1,693,824
Accrued interest receivable	7,551	7,551	—	—	7,551
Bank-owned life insurance	31,566	—	31,566	—	31,566
Financial Liabilities
Noninterest-bearing deposits	$577,704	$—	$577,704	$—	$577,704
Interest-bearing deposits	1,197,530	—	1,197,530	—	1,197,530
Time deposits	196,082	—	—	196,182	196,182
Long-term debt	58,769	—	58,239	—	58,239
Accrued interest payable	1,038	1,038	—	—	1,038

NOTE 19 Subsequent Events

On March 27, 2020, President Trump signed into Law the Coronavirus Aid Relief and Economic Security Act, or CARES Act, which establishes a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the paycheck protection program, or PPP. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

On April 2, 2020, the SBA issued an interim final rule, announcing the implementation of sections 1102 and 1106 of the CARES Act. Section 1102 of the CARES Act temporarily added a new program, the PPP, to the SBA’s 7(a) Loan Program. Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses nationwide adversely impacted by COVID-19.

As an SBA-Certified Preferred lender we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of April 21, 2020, we had assisted over 900 new and existing clients secure approximately $300 million of PPP financing. The SBA will pay a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees will be as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. We currently expect to receive approximately $8.9 million in net processing fees which will be deferred and recognized as interest income on a level yield method over the life of the respective loans.

On April 7, 2020, the Board of Governors of the Federal Reserve System, or FRB, authorized each of the Federal Reserve Banks to establish the Payment Protection Program Lending Facility, or PPPL Facility, pursuant to section 13(3) of the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the SBA under the PPP established by the CARES Act.

On April 15, 2020, we executed a PPPL Facility Agreement with the Federal Reserve Bank of Minneapolis. The PPP loans guaranteed by the SBA are eligible to serve as collateral for the PPPL Facility. The PPPL Facility will provide us with additional liquidity to facilitate lending to small businesses under the PPP.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three months ended March  31, 2020 and 2019.  Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connections with the pandemic;

•	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
•	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
•	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
•	the overall health of the local and national real estate market;
•	concentrations within our loan portfolio;
•	the level of nonperforming assets on our balance sheet;
•	our ability to implement our organic and acquisition growth strategies;

•	the impact of economic or market conditions on our fee-based services;
•	our ability to continue to grow our retirement and benefit services business;
•	our ability to continue to originate a sufficient volume of residential mortgages;
•	our ability to manage mortgage pipeline risk;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	potential losses incurred in connection with mortgage loan repurchases;
•	the composition of our executive management team and our ability to attract and retain key personnel;
•	rapid technological change in the financial services industry;
•	increased competition in the financial services industry;
•	our ability to successfully manage liquidity risk;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•	potential impairment to the goodwill we recorded in connection with our past acquisitions;
•	the extensive regulatory framework that applies to us;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risks associated with our business;
•	fluctuations in the values of the securities held in our securities portfolio;
•	governmental monetary, trade and fiscal policies;
•	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
•	any material weaknesses in our internal control over financial reporting;
•	our success at managing the risks involved in the foregoing items; and
•	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP.  The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements,  included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2019.

The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements filed in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

Recent Developments

Impact of COVID-19.

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our primary banking market areas are the states of North Dakota, Minnesota, and Arizona. Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate two retirement and benefits services offices in Minnesota, two in Michigan and one in New Hampshire.

 In Minnesota, the Governor recently ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 28, 2020, and is currently effective through May 4, 2020. Similarly, in Arizona, the Governor recently ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 31, 2020, and is currently effective through April 30, 2020. In North Dakota, the Governor has not issued an order requiring individuals to stay at home, but has recently placed certain restrictions on bars, restaurants and gyms. In response to these orders, the Bank has been serving its customers through its drive-up windows at various branch locations and through online and mobile banking. The Bank is also permitting certain visits to its branches on a limited basis and by appointment only.

Each state has experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities. According to data released by the U.S. Department of Labor, initial claims for unemployment insurance have spiked in recent weeks in each of the states in our banking markets, a trend we expect to continue for the foreseeable future until the stay-at-home orders are lifted. To date, many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, such as New York, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where many our banking operations are focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the paycheck protection program, or PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see decreases in our total assets under administration and assets under management and a decrease in mortgage loan originations. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

In response to the COVID-19 pandemic and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, clients and communities. We have implemented a work from home policy and have closed our offices. We continue to serve clients through our drive-up locations and digital platforms.

•

We are offering payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days. We are offering payment extensions for mortgage customers for up to 90 days.

•

The Business Continuity Planning COVID-19 Response team and Alerus leadership teams meet regularly to manage the Company’s response to the pandemic and the effect on our business. In addition, cross functional task force teams meet as needed to address specific issues such as employee and client communications, facilities, and branch services. The Risk Committee of the Board meets regularly with management to receive updates on the Company’s response and discuss the effect on our business.

•

We are participating in the SBA’s PPP.  As of April 21, 2020, we had assisted over 900 borrowers receive approval for funding of approximately $300 million in PPP loans.  We expect to continue participation should additional funding for the program be made available.

•

In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Shareholder Dividend

On February 19, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share. This dividend was paid out on April  10, 2020, to stockholders of record at the close of business on March 20, 2020. It is the expectation and current intent of the Board of Directors to continue with a quarterly cash dividend.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2020	2019	2019
Performance Ratios
Return on average total assets	0.89%	1.33%	1.20%
Return on average common equity	7.32%	10.65%	13.06%
Return on average tangible common equity (1)	9.76%	13.78%	18.99%
Noninterest income as a % of revenue	59.07%	61.56%	56.74%
Net interest margin (taxable-equivalent basis) (1)	3.35%	3.45%	3.86%
Efficiency ratio (1)	77.47%	73.68%	73.30%
Net charge-offs/(recoveries) to average loans	(0.14)%	0.20%	0.41%
Dividend payout ratio	50.00%	34.88%	30.43%
Per Common Share
Earnings per common share - basic	$0.31	$0.44	$0.47
Earnings per common share - diluted	$0.30	$0.43	$0.46
Dividends declared per common share	$0.15	$0.15	$0.14
Tangible book value per common share (1)	$14.55	$14.08	$11.25
Average common shares outstanding - basic	17,070	17,049	13,781
Average common shares outstanding - diluted	17,405	17,397	14,078
Other Data
Retirement and benefit services assets under administration/management	$27,718,026	$31,904,648	$29,760,820
Wealth management assets under administration/management	2,746,052	3,103,056	2,721,328
Mortgage originations	228,568	261,263	125,536

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2020	2019	2019
Selected Average Balance Sheet Data
Loans	$1,731,593	$1,681,311	$1,731,708
Investment securities	337,160	296,773	254,613
Assets	2,419,665	2,289,520	2,179,982
Deposits	2,026,261	1,896,804	1,799,004
Short-term borrowings	—	—	83,331
Long-term debt	58,755	58,760	58,811
Stockholders’ equity	294,727	285,017	199,854

	March 31,	December 31,	March 31,
(dollars in thousands)	2020	2019	2019
Selected Period End Balance Sheet Data
Loans	$1,758,277	$1,721,279	$1,713,792
Allowance for loan losses	(27,019)	(23,924)	(22,638)
Investment securities	354,149	313,158	258,817
Assets	2,512,078	2,356,878	2,213,758
Deposits	2,121,514	1,971,316	1,882,270
Long-term debt	58,762	58,769	58,823
Total stockholders’ equity	293,608	285,728	203,949

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2020	2019	2019
Selected Income Statement Data
Net interest income	$18,837	$18,459	$19,120
Provision for loan losses	2,500	1,797	2,220
Noninterest income	27,189	29,556	25,074
Noninterest expense	36,726	36,435	33,514
Income before income taxes	6,800	9,783	8,460
Income tax expense	1,437	2,131	2,024
Net income	$5,363	$7,652	$6,436

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity less goodwill and other intangible assets; (ii) tangible common equity per share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (v) net interest margin (tax-equivalent) as net interest income plus a tax-equivalent adjustment, divided by average earning assets; and (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated.

	March 31,	December 31,	March 31,
	2020	2019	2019
Tangible common equity to tangible assets
Total common stockholders’ equity	$293,608	$285,728	$203,949
Less: Goodwill	27,329	27,329	27,329
Less: Other intangible assets	17,401	18,391	21,422
Tangible common equity (a)	248,878	240,008	155,198
Total assets	2,512,078	2,356,878	2,213,758
Less: Goodwill	27,329	27,329	27,329
Less: Other intangible assets	17,401	18,391	21,422
Tangible assets (b)	2,467,348	2,311,158	2,165,007
Tangible common equity to tangible assets (a)/(b)	10.09%	10.38%	7.17%
Tangible book value per common share
Total common stockholders’ equity	$293,608	$285,728	$203,949
Less: Goodwill	27,329	27,329	27,329
Less: Other intangible assets	17,401	18,391	21,422
Tangible common equity (c)	248,878	240,008	155,198
Total common shares issued and outstanding (d)	17,106	17,050	13,801
Tangible book value per common share (c)/(d)	$14.55	$14.08	$11.25

	Three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Return on average tangible common equity
Net income	$5,363	$7,652	$6,436
Add: Intangible amortization expense (net of tax)	782	782	830
Net income, excluding intangible amortization (e)	6,145	8,434	7,266
Average total equity	294,727	285,017	199,854
Less: Average goodwill	27,329	27,329	27,329
Less: Average other intangible assets (net of tax)	14,128	14,912	17,329
Average tangible common equity (f)	253,270	242,776	155,196
Return on average tangible common equity (e)/(f)	9.76%	13.78%	18.99%
Net interest margin (tax-equivalent)
Net interest income	$18,837	$18,459	$19,120
Tax-equivalent adjustment	100	89	92
Tax-equivalent net interest income (g)	18,937	18,548	19,212
Average earning assets (h)	2,271,004	2,135,682	2,019,666
Net interest margin (tax-equivalent) (g)/(h)	3.35%	3.45%	3.86%
Efficiency ratio
Noninterest expense	$36,726	$36,435	$33,514
Less: Intangible amortization expense	990	990	1,051
Adjusted noninterest expense (i)	35,736	35,445	32,463
Net interest income	18,837	18,459	19,120
Noninterest income	27,189	29,556	25,074
Tax-equivalent adjustment	100	89	92
Total tax-equivalent revenue (j)	46,126	48,104	44,286
Efficiency ratio (i)/(j)	77.47%	73.68%	73.30%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2020 was $5.4 million, or $0.30 per diluted common share, compared to $6.4 million, or $0.46 per diluted common share, for the three months ended March 31, 2019. The decrease of $1.1 million in net income was primarily due to an increase of $3.2 million in noninterest expense, a $283 thousand decrease in net interest income and a $280 thousand increase in provision for loan losses partially offset by an increase of $2.1 million in noninterest income. The increase in noninterest expense was primarily attributable to increases in compensation expense, business services, software and technology expense, and mortgage and lending expense. The increase in noninterest income was primarily attributable to organic growth in retirement and benefit services, mortgage banking, and wealth management.

Net Interest Income

Net interest income is the difference between interest income and yield‑related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019.

Net interest income for the three months ended March 31, 2020 was  $18.8 million, a decrease of $283 thousand from $19.1 million for the three months ended March 31, 2019. The three months ended March 31, 2020 included a $204 thousand decrease in interest income and a $79 thousand increase in interest expense, compared to the same period in 2019. The decrease in interest income was primarily driven by a decrease of $1.0 million in interest and fees on loans, whereas the increase in interest expense was primarily driven by an increase of $644 thousand in deposit interest expense partially offset by a $531 thousand decrease in interest expense on short-term borrowings. The decrease in interest and fees on loans for the three months ended March 31, 2020, compared to the same period 2019 was driven primarily by a 31 basis point reduction in average yield earned on loans. The increase in deposit interest expense for the three months ended March 31, 2020, was primarily due to a $172.5 million increase in average interest-bearing deposit balances and a 7 basis point increase in average rates paid on interest-bearings deposits.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended March 31, 2020 was 3.35%, compared to 3.86% for the same period in 2019.  The decrease in net interest margin from the first quarter of 2019 was due to a 59 basis point lower average earning asset yield and a $172.5 million increase in the average balance of interest-bearing deposits. In addition, the average yield on loans fell from 5.03% in the first quarter of 2019 to 4.72% in the first quarter of 2020 and the average rate on total interest-bearing liabilities decreased 6 basis points to 1.13% in the first quarter of 2020.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease impacts the comparability of net interest income between 2019 and 2020. We anticipate that our interest income will be significantly adversely affected in future periods as a result of the COVID-19 pandemic, including as a result of decreases in the size of our loan portfolio and the effects of lower interest rates.

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs that we expect to incur, we expect that our net interest income and net interest margin FTE will decrease significantly in future periods. These decreases will be offset by the processing fees received from PPP financing. The processing fees will be deferred and recognized as an adjustment to interest income over the life of the loans.

The following tables present average balance sheet information,  interest income, interest expense and the corresponding average yields on assets, and average yields earned and rates paid for the three months ended March 31, 2020 and 2019. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a comparable basis.

	Three months ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$163,351	$502	1.24%	$11,237	$69	2.49%
Investment securities (1)	337,160	2,056	2.45%	254,613	1,617	2.58%
Loans held for sale	33,138	254	3.08%	12,968	106	3.31%
Loans
Commercial:
Commercial and industrial	479,291	6,272	5.26%	485,419	6,612	5.52%
Real estate construction	26,723	334	5.03%	31,164	436	5.67%
Commercial real estate	508,164	5,823	4.61%	479,839	5,824	4.92%
Total commercial	1,014,178	12,429	4.93%	996,422	12,872	5.24%
Consumer
Residential real estate first mortgage	460,726	4,699	4.10%	449,763	4,806	4.33%
Residential real estate junior lien	173,436	2,228	5.17%	189,108	2,727	5.85%
Other revolving and installment	83,253	970	4.69%	96,415	1,089	4.58%
Total consumer	717,415	7,897	4.43%	735,286	8,622	4.76%
Total loans (1)	1,731,593	20,326	4.72%	1,731,708	21,494	5.03%
Federal Reserve/FHLB Stock	5,762	68	4.75%	9,140	116	5.15%
Total interest earning assets	2,271,004	23,206	4.11%	2,019,666	23,402	4.70%
Noninterest earning assets	148,661			160,316
Total assets	$2,419,665			$2,179,982
Interest-Bearing Liabilities
Interest-bearing demand deposits	$459,028	$528	0.46%	$419,325	$407	0.39%
Money market and savings deposits	803,838	2,078	1.04%	684,487	1,700	1.01%
Time deposits	199,088	786	1.59%	185,619	641	1.40%
Short-term borrowings	—	—	—%	83,331	531	2.59%
Long-term debt	58,755	877	6.00%	58,811	911	6.28%
Total interest-bearing liabilities	1,520,709	4,269	1.13%	1,431,573	4,190	1.19%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	564,307			509,573
Other noninterest-bearing liabilities	39,922			38,982
Stockholders’ equity	294,727			199,854
Total liabilities and stockholders’ equity	$2,419,665			$2,179,982
Net interest income		$18,937			$19,212
Net interest rate spread			2.98%			3.51%
Net interest margin on FTE basis (2)			3.35%			3.86%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

	Three months ended March 31, 2020
	Compared with
	Three months ended March 31, 2019
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$942	$(509)	$433
Investment securities	530	(91)	439
Loans held for sale	166	(18)	148
Loans
Commercial:
Commercial and industrial	(84)	(256)	(340)
Real estate construction	(63)	(39)	(102)
Commercial real estate	346	(347)	(1)
Total commercial	199	(642)	(443)
Consumer
Residential real estate first mortgage	118	(225)	(107)
Residential real estate junior lien	(228)	(271)	(499)
Other revolving and installment	(150)	31	(119)
Total consumer	(260)	(465)	(725)
Total loans	(61)	(1,107)	(1,168)
Federal Reserve/FHLB Stock	(43)	(5)	(48)
Total interest income	1,534	(1,730)	(196)
Interest-bearing liabilities
Interest-bearing demand deposits	38	83	121
Money market and savings deposits	300	78	378
Time deposits	47	98	145
Short-term borrowings	(537)	6	(531)
Long-term debt	(1)	(33)	(34)
Total interest expense	(153)	232	79
Change in net interest income	$1,687	$(1,962)	$(275)

Provision for Loan Losses

The provision for loan losses is based upon our allowance methodology and is a charge to income that, in our judgment, is required to maintain an adequate allowance for incurred loan losses at each period-end. In assessing the adequacy of the allowance, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. However, there is no assurance that loan credit losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.

We recorded a provision for loan losses of $2.5 million for the three months ended March 31, 2020, a $280 thousand increase compared to the $2.2 recorded for the three months ended March 31, 2019. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. We expect the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

Noninterest Income

Our noninterest income is generated from four primary sources:  (1) retirement and benefit services;  (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Retirement and benefit services	$16,220	$15,059
Wealth management	4,046	3,611
Mortgage banking	5,045	4,569
Service charges on deposit accounts	423	444
Net gains (losses) on investment securities	—	127
Other	1,455	1,264
Total noninterest income	$27,189	$25,074
Noninterest income as a % of revenue	59.07%	56.74%

Total noninterest income for the three months ended March 31, 2020 was $27.2 million, an increase of $2.1 million, or 8.4%, compared to $25.1 million for the three months ended March 31, 2019. The increase in noninterest income was primarily due to an increase in retirement and benefit services revenue of $1.2 million, an increase of $476 thousand in mortgage banking revenue and an increase of $435 thousand in wealth management revenue. The increase in retirement and benefit services revenue was primarily due to non-asset based fees which increased $975 thousand due to the increased numbers of participants and transactions and changes made to our fee schedules. The increase in mortgage banking revenue was primarily due to $103.0 million in additional mortgage originations for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in wealth management revenue was primarily due to an increase in assets under administration and management due to organic client growth and market appreciation.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of the COVID-19 pandemic and the related decline in global economic conditions and significant corrections in the global stock markets. We expect retirement and benefit services asset based revenue will be adversely affected by reduced assets under administration and assets under management, waived transaction and participant related fees, and a decline in ESOP transaction fees. We expect wealth management asset based revenue will be adversely affected by reduced assets under administration and assets under management and we also expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 59.1% for the three months ending March 31, 2020,  compared to 56.7% for the three months ending March 31, 2019. The increase was due to noninterest income increasing by 8.4%  while net interest income decreased 1.5%.

See “NOTE 14 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2020 was $36.7 million, an increase of  $3.2 million, or 9.6%, compared to $33.5 million for the three months ended March 31, 2019. The increase was primarily attributable to increases of $1.9 million in compensation expense, $646 thousand in business services, software and technology expense, and $597 thousand in mortgage and lending expense. The increases in compensation and mortgage and lending expenses were primarily a result of higher mortgage originations during the period. The increase in business services, software and technology expense was primarily due to the continuing roll-out of our One Alerus initiative.

The following table presents noninterest expense for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Compensation	$18,731	$16,813
Employee taxes and benefits	5,308	5,428
Occupancy and equipment expense	2,755	2,745
Business services, software and technology expense	4,444	3,798
Intangible amortization expense	990	1,051
Professional fees and assessments	1,040	1,066
Marketing and business development	610	427
Supplies and postage	703	733
Travel	261	502
Mortgage and lending expenses	1,043	446
Other	841	505
Total noninterest expense	$36,726	$33,514

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

For the three months ended March 31, 2020, we recognized income tax expense of $1.4 million on $6.8 million of pre‑tax income, resulting in an effective tax rate of 21.1%, compared to income tax expense of $2.0 million on $8.5 million of pre‑tax income for the three months ended March 31, 2019, resulting in an effective tax rate of 23.9%. The decrease in the effective tax rate was primarily due to additional tax benefits from share-based compensation for the three months ended March 31, 2020, as compared to the same period in 2019.

Financial Condition

Overview

Total assets were $2.5 billion as of March 31, 2020, an increase of $155.2 million, or 6.6%, as compared to December 31, 2019. The increase in total assets was primarily due to increases of $54.5 million in cash and cash equivalents, $43.8 million in available-for-sale investment securities, $37.0 million in loans held for investment, and $25.4 million in loans held for sale.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer financing loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of March 31, 2020 the portfolio mix was 28.7% commercial and industrial, 29.7% commercial real estate, 35.7% residential real estate and 5.9% other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial	$502,637	28.7%	$479,144	27.8%	$23,493	4.9%
Real estate construction	25,487	1.4%	26,378	1.5%	(891)	(3.4)%
Commercial real estate	522,106	29.7%	494,703	28.8%	27,403	5.5%
Total commercial	1,050,230	59.8%	1,000,225	58.1%	50,005	5.0%
Consumer
Residential real estate first mortgage	457,895	26.0%	457,155	26.6%	740	0.2%
Residential real estate junior lien	170,538	9.7%	177,373	10.3%	(6,835)	(3.9)%
Other revolving and installment	79,614	4.5%	86,526	5.0%	(6,912)	(8.0)%
Total consumer	708,047	40.2%	721,054	41.9%	(13,007)	(1.8)%
Total loans	$1,758,277	100.0%	$1,721,279	100.0%	$36,998	2.1%

Total loans outstanding of $1.76 billion as of March 31, 2020,  increased $37.0 million, or 2.1%, from December 31, 2019. The increase in total loans was primarily due to increases in our commercial and industrial loans of $23.5 million and commercial real estate of $27.4 million. These increases were partially offset by decreases of $6.8 million in residential real estate junior liens and $6.9 million in other revolving and installment loans.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its lending clients that are adversely affected by COVID-19.  These deferrals were generally no more than 90 days in duration. As of April 21,  2020, the Company had executed 325 of these deferrals on outstanding loan balances of $97.4 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas. We are also anticipating that we will see increased line of credit utilization and a reduction in our unused commitments.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2020.

	March 31, 2020
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$189,968	$242,414	$70,255	$502,637
Real estate construction	5,008	11,209	9,270	25,487
Commercial real estate	53,344	227,144	241,618	522,106
Total commercial	248,320	480,767	321,143	1,050,230
Consumer
Residential real estate first mortgage	19,891	20,323	417,681	457,895
Residential real estate junior lien	21,282	71,014	78,242	170,538
Other revolving and installment	12,524	57,603	9,487	79,614
Total consumer	53,697	148,940	505,410	708,047
Total loans	$302,017	$629,707	$826,553	$1,758,277
Sensitivity of loans to changes in interest rates
Fixed interest rates		$484,123	$368,291
Floating interest rates		145,584	458,262
Total		$629,707	$826,553

As of March 31, 2020,  52.4% of the loan portfolio bore interest at fixed rates and 47.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial	$31,770	$30,838
Real estate construction	546	1,259
Commercial real estate	29,672	32,409
Total commercial	61,988	64,506
Consumer
Residential real estate first mortgage	2,175	797
Residential real estate junior lien	3,182	1,251
Other revolving and installment	23	6
Total consumer	5,380	2,054
Total loans	$67,368	$66,560
Criticized loans as a percent of total loans	3.83%	3.87%

The following table presents information regarding nonperforming assets as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$6,959	$7,379
Accruing loans 90+ days past due	11	448
Total nonperforming loans	6,970	7,827
OREO and repossessed assets	209	8
Total nonperforming assets	7,179	7,835
Total restructured accruing loans	926	957
Total nonperforming assets and restructured accruing loans	$8,105	$8,792
Nonperforming loans to total loans	0.40%	0.45%
Nonperforming assets to total assets	0.29%	0.33%
Allowance for loan losses to nonperforming loans	388%	306%

Interest income lost on nonaccrual loans approximated $155 thousand and $127 thousand for the three months ended March 31, 2020 and 2019, respectively. There was no interest income included in net income related to nonaccrual loans for the three months ended March 31, 2020 and 2019.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is maintained at a level management believes is sufficient to absorb incurred losses in the loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic and other conditions. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they  are recognized in the periods in which they become known. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Balance—beginning of period	$23,924	$22,174
Commercial loan charge-offs
Commercial and Industrial	(32)	(1,785)
Real estate construction	—	(1)
Commercial real estate	—	—
Total commercial loan charge-offs	(32)	(1,786)
Consumer loan charge-offs
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	(104)
Other revolving and installment	(67)	(58)
Total consumer loan charge-offs	(67)	(162)
Total loan charge-offs	(99)	(1,948)
Commercial loan recoveries
Commercial and Industrial	593	66
Real estate construction	—	—
Commercial real estate	—	—
Total commercial recoveries	593	66
Consumer loan recoveries
Residential real estate first mortgage	—	—
Residential real estate junior lien	37	53
Other revolving and installment	64	73
Total consumer loan recoveries	101	126
Total loan recoveries	694	192
Net loan charge-offs (recoveries)	(595)	1,756
Commercial loan provision
Commercial and Industrial	70	3,407
Real estate construction	31	2
Commercial real estate	1,588	(436)
Total commercial loan provision	1,689	2,973
Consumer loan provision
Residential real estate first mortgage	761	454
Residential real estate junior lien	317	7
Other revolving and installment	92	(46)
Total consumer loan provision	1,170	415
Unallocated provision expense	(359)	(1,168)
Total loan loss provision	2,500	2,220
Balance—end of period	$27,019	$22,638
Total loans	$1,758,277	$1,713,792
Average total loans	1,731,593	1,731,708
Allowance for loan losses as a percentage of total loans	1.54%	1.32%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.14)%	0.41%

The allowance for loan losses was $27.0 million as of March 31, 2020, compared to $23.9 million as of December 31, 2019. The $3.1 million increase in the allowance for loan losses was due to additional provision for loan losses of $2.5 million and net recoveries of $0.6 million. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. The level of nonperforming loans to total loans as of March 31, 2020 was 0.40%, compared to 0.45% as of December 31, 2019. The allowance for loan losses to total loans was 1.54% as of March 31, 2020, compared to 1.39% as of December 31, 2019.

Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase as a result of COVID-19.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	March 31, 2020		December 31, 2019
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$12,901	28.7%	$12,270	27.8%
Real estate construction	334	1.4%	303	1.5%
Commercial real estate	8,276	29.7%	6,688	28.8%
Residential real estate first mortgage	2,209	26.0%	1,448	26.6%
Residential real estate junior lien	1,025	9.7%	671	10.3%
Other revolving and installment	441	4.5%	352	5.0%
Unallocated	1,833	—%	2,192	—%
Total loans	$27,019	100.0%	$23,924	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.1 million as of March 31, 2020 and December 31, 2019.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $72.3 million as of March 31, 2020, an increase of $25.4 million, as compared to December 31, 2019. The increase in loans held for sale was primarily due to increased mortgage originations during the month of March, investor pipeline capacity and a volatile capital market. Mortgage loan originations totaled $228.6 million for the three months ended March 31, 2020 compared to $261.3 million for the three months ended December 31, 2019.

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

The following table presents the fair value composition of our investment securities portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	$16,627	4.7%	$21,240	6.8%	$(4,613)	(21.7)%
Obligations of state and political agencies	69,106	19.5%	68,648	21.9%	458	0.7%
Mortgage backed securities
Residential Agency	229,309	64.8%	182,538	58.3%	46,771	25.6%
Commercial	29,910	8.4%	30,685	9.8%	(775)	(2.5)%
Asset backed securities	141	—%	144	—%	(3)	(2.1)%
Corporate bonds	9,056	2.6%	7,095	2.3%	1,961	27.6%
Total available-for-sale	354,149	100.0%	310,350	99.1%	43,799	14.1%
Equity	—	-%	2,808	0.9%	(2,808)	(100.0)%
Total investment securities	$354,149	100.0%	$313,158	100.0%	$40,991	13.1%

The securities available‑for‑sale presented in the following table are reported at fair value and by contractual maturity as of March 31, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of March 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$10,084	1.52%	$—	—%	$1,671	2.37%	$4,872	2.19%
Obligations of state and political agencies	1,019	1.81%	19,090	1.47%	22,077	2.03%	26,920	2.64%
Mortgage backed securities
Residential Agency	16	3.78%	3,061	2.33%	47,259	2.55%	178,973	2.67%
Commercial	—	—%	1,755	2.94%	7,291	2.37%	20,864	2.40%
Asset backed securities	2	5.44%	—	—%	—	—%	139	5.45%
Corporate bonds	5,028	2.53%	2,028	2.70%	2,000	3.38%	—	—%
Total available-for-sale	$16,149	1.85%	$25,934	1.77%	$80,298	2.41%	$231,768	2.64%

Deposits

Total deposits were $2.1 billion as of March 31, 2020, an increase of  $150.2 million, or 7.6%,  as compared to December 31, 2019. The increase in total deposits was due to an increase in interest-bearing deposits of $119.3 million and a $30.9 million increase in noninterest-bearing deposits.  The increase in interest-bearing deposits was primarily due to a $76.6 million increase in synergistic deposits from our retirement and benefit services and wealth management segments. In addition, health savings account, or HSA, deposits were $124.2 million as of March 31, 2020, an increase of $4.4 million, or 3.7%, from December 31, 2019. Noninterest-bearing deposits as a percent of total deposits was 28.7% and 29.3% as of March 31, 2020 and December 31, 2019, respectively. Total deposits represented 95.6% of total liabilities as of March 31, 2020.

We expect that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas as a result of the COVID-19 pandemic.

The following table presents the composition of our deposit portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$608,559	28.7%	$577,704	29.3%	$30,855	5.3%
Interest-bearing demand	477,752	22.5%	458,689	23.3%	19,063	4.2%
Money market and savings	833,833	39.3%	738,841	37.5%	94,992	12.9%
Time deposits	201,370	9.5%	196,082	9.9%	5,288	2.7%
Total deposits	$2,121,514	100.0%	$1,971,316	100.0%	$150,198	7.6%

The following table presents the average balances and rates of our deposit portfolio for the three months ended March 31, 2020 and 2019:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$564,307	—%	$509,573	—%
Interest-bearing demand	459,028	0.46%	419,325	0.39%
Money market and savings	803,838	1.04%	684,487	1.01%
Time deposits	199,088	1.59%	185,619	1.40%
Total deposits (1)	$2,026,261	0.67%	$1,799,004	0.62%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

March 31,
(dollars in thousands)	2020
Maturing in:
3 months or less	$59,634
3 months to 6 months	36,443
6 months to 1 year	4,879
1 year or greater	14,724
Total	$115,680

Borrowings

Borrowings as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Subordinated notes	$49,641	84.5%	$49,625	84.4%	$16	—%
Junior subordinated debentures	8,532	14.5%	8,504	14.5%	28	0.3%
Finance lease liability	589	1.0%	640	1.1%	(51)	(7.9)%
Total borrowed funds	$58,762	100.0%	$58,769	100.0%	$(7)	—%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $7.9 million to $293.6 million as of March 31, 2020, compared to $285.7 million as of December 31, 2019. The increase in stockholders' equity was primarily impacted by $5.4 million of net income for the three months ended March 31, 2020, and an increase of $5.2 million of accumulated other comprehensive income. These increases were partially offset by $2.6 million in dividends declared on common stock.

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

At March 31, 2020 and December 31, 2019, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Capital Ratios	2020	2019
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	12.36%	12.48%
Tier 1 capital to risk weighted assets	12.78%	12.90%
Total capital to risk weighted assets	16.55%	16.73%
Tier 1 capital to average assets	10.62%	11.05%
Tangible common equity to tangible assets (1)	10.09%	10.38%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.80%	11.91%
Tier 1 capital to risk weighted assets	11.80%	11.91%
Total capital to risk weighted assets	13.05%	13.15%
Tier 1 capital to average assets	9.80%	10.20%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of March 31, 2020, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized”. All regulatory capital ratios increased from their December 31, 2019 levels primarily as a result of the increase in retained earnings. See “Note 17 Regulatory Matters” to the consolidated financial statements for additional information

Contractual Obligations and Off‑Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of March 31, 2020.

	March 31, 2020
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$2,037	$3,222	$2,202	$2,083	$9,544
Time deposits	166,478	21,292	6,932	6,668	201,370
Subordinated notes payable	—	—	—	49,641	49,641
Junior subordinated debenture (Trust I)	—	—	—	3,413	3,413
Junior subordinated debenture (Trust II)	—	—	—	5,119	5,119
Finance lease liability	251	401	—	—	652
Total contractual obligations	$168,766	$24,915	$9,134	$66,924	$269,739

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

A summary of the contractual amounts of our exposure to off‑balance sheet agreements as of March 31, 2020 and December 31, 2019, is as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$524,069	$586,365
Standby letters of credit	3,276	8,516
Total	$527,345	$594,881

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

As of March 31, 2020, we had on balance sheet liquidity of $364.3 million, compared to $250.7 million as of December 31, 2019. On balance sheet liquidity includes total due from banks, federal funds sold, interest‑bearing deposits with banks, unencumbered securities available‑for‑sale, and over collateralized securities pledging position.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2020, we had no outstanding fed funds purchased from the FHLB and $924.8 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $573.3 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2020 and December 31, 2019.

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

The estimated impact on our net interest income as of March 31, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2020		December 31, 2019
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	7.4%	11.8%	5.5%	12.2%
+300 basis points	5.2%	8.0%	4.2%	9.0%
+200 basis points	3.0%	4.2%	2.9%	5.7%
+100 basis points	1.0%	0.4%	1.5%	2.4%
−100 basis points	−1.2%	−8.6%	−5.4%	−11.9%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of March 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates.

	March 31,	December 31,
	2020	2019
+400 basis points	12.1%	12.8%
+300 basis points	11.9%	11.4%
+200 basis points	10.5%	9.2%
+100 basis points	7.5%	6.1%
−100 basis points	−38.6%	−23.2%
−200 basis points	N/A %	N/A %

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

Item 1A – Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of Coronavirus Disease 2019, or COVID-19, or an outbreak of other highly infectious or contagious diseases, could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The responses on the part of the U.S. and global governments and populations have created a risk of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults. We expect retirement and benefit services and wealth management asset based revenue will be adversely affected by reduced assets under administration and assets under management and we also expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods.

COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, restaurant, and hospitality industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 has resulted in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment and a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

As a participating lender in the U.S. Small Business Administration, or SBA, Paycheck Protection Program, or PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relieve, and Economic Security Act, or CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes the Company and the Bank to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigations costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through March 31, 2020, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
10.1

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020).

10.2	Executive Severance Agreement by and between Alerus Financial Corporation and Ryan Goldberg, dated March 4, 2020 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2020).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: May 13, 2020	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President