Form 10-Q
period 2020-06-30
ALERUS FINANCIAL CORP
filed 2020-08-06
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(701) 795-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ALRS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ◻ Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The number of shares of the registrant’s common stock outstanding at July 31, 2020 was 17,120,656.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars and shares in thousands, except per share data)	2020	2019
Assets
Cash and cash equivalents	$210,437	$144,006
Investment securities, at fair value
Available-for-sale	393,727	310,350
Equity	—	2,808
Loans held for sale	101,751	46,846
Loans	2,034,197	1,721,279
Allowance for loan losses	(27,256)	(23,924)
Net loans	2,006,941	1,697,355
Land, premises and equipment, net	20,709	20,629
Operating lease right-of-use assets	8,746	8,343
Accrued interest receivable	7,975	7,551
Bank-owned life insurance	31,959	31,566
Goodwill	27,329	27,329
Other intangible assets	16,411	18,391
Servicing rights	2,891	3,845
Deferred income taxes, net	8,810	7,891
Other assets	37,771	29,968
Total assets	$2,875,457	$2,356,878
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$700,892	$577,704
Interest-bearing	1,752,261	1,393,612
Total deposits	2,453,153	1,971,316
Long-term debt	58,754	58,769
Operating lease liabilities	9,254	8,864
Accrued expenses and other liabilities	48,564	32,201
Total liabilities	2,569,725	2,071,150
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,120,466 and 17,049,551 issued and outstanding	17,120	17,050
Additional paid-in capital	89,313	88,650
Retained earnings	189,528	178,092
Accumulated other comprehensive income (loss)	9,771	1,936
Total stockholders’ equity	305,732	285,728
Total liabilities and stockholders’ equity	$2,875,457	$2,356,878

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans, including fees	$21,372	$21,712	$41,914	$43,285
Investment securities
Taxable	1,765	1,338	3,524	2,647
Exempt from federal income taxes	239	211	474	455
Other	130	217	700	401
Total interest income	23,506	23,478	46,612	46,788
Interest Expense
Deposits	2,558	3,548	5,950	6,296
Short-term borrowings	—	735	—	1,266
Long-term debt	857	904	1,734	1,815
Total interest expense	3,415	5,187	7,684	9,377
Net interest income	20,091	18,291	38,928	37,411
Provision for loan losses	3,500	1,797	6,000	4,017
Net interest income after provision for loan losses	16,591	16,494	32,928	33,394
Noninterest Income
Retirement and benefit services	13,710	15,776	29,930	30,835
Wealth management	4,112	3,878	8,158	7,489
Mortgage banking	17,546	7,035	22,591	11,604
Service charges on deposit accounts	297	430	720	874
Net gains (losses) on investment securities	1,294	182	1,294	309
Other	1,271	2,683	2,726	3,947
Total noninterest income	38,230	29,984	65,419	55,058
Noninterest Expense
Compensation	21,213	18,143	39,944	34,956
Employee taxes and benefits	4,747	5,160	10,055	10,588
Occupancy and equipment expense	2,869	2,641	5,624	5,386
Business services, software and technology expense	4,520	4,022	8,964	7,820
Intangible amortization expense	991	1,050	1,981	2,101
Professional fees and assessments	1,160	1,029	2,200	2,095
Marketing and business development	549	707	1,159	1,134
Supplies and postage	675	663	1,378	1,396
Travel	51	398	312	900
Mortgage and lending expenses	1,192	769	2,235	1,215
Other	1,767	679	2,608	1,184
Total noninterest expense	39,734	35,261	76,460	68,775
Income before income taxes	15,087	11,217	21,887	19,677
Income tax expense	3,613	2,869	5,050	4,893
Net income	$11,474	$8,348	$16,837	$14,784
Per Common Share Data
Basic earnings per common share	$0.66	$0.60	$0.97	$1.07
Diluted earnings per common share	$0.65	$0.59	$0.95	$1.05
Dividends declared per common share	$0.15	$0.14	$0.30	$0.28
Average common shares outstanding	17,111	13,810	17,091	13,796
Diluted average common shares outstanding	17,445	14,100	17,425	14,089

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$11,474	$8,348	$16,837	$14,784
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	4,794	3,929	11,753	6,501
Reclassification adjustment for losses (gains) realized in income	(1,294)	(176)	(1,294)	(289)
Total other comprehensive income (loss), before tax	3,500	3,753	10,459	6,790
Income tax expense (benefit) related to items of other comprehensive income	878	942	2,624	1,704
Other comprehensive income (loss), net of tax	2,622	2,811	7,835	5,086
Total comprehensive income	$14,096	$11,159	$24,672	$19,870

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of March 31, 2020	$17,106	$88,703	$180,650	$7,149	$—	$293,608
Net income	—	—	11,474	—	—	11,474
Other comprehensive income (loss)	—	—	—	2,622	—	2,622
Common stock repurchased	—	—	—	—	—	—
Common stock dividends	—	—	(2,596)	—	—	(2,596)
Stock-based compensation expense	14	610	—	—	—	624
Vesting of restricted stock	—	—	—	—	—	—
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$—	$305,732

	Six months ended June 30, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728
Net income	—	—	16,837	—	—	16,837
Other comprehensive income (loss)	—	—	—	7,835	—	7,835
Common stock repurchased	(15)	(111)	(210)	—	—	(336)
Common stock dividends	—	—	(5,191)	—	—	(5,191)
Share‑based compensation expense	14	845	—	—	—	859
Vesting of restricted stock	71	(71)	—	—	—	—
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$—	$305,732

	Three months ended June 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of March 31, 2019	$13,801	$28,045	$163,429	$(1,326)	$(34,494)	$169,455
Net income	—	—	8,348	—	—	8,348
Other comprehensive income (loss)	—	—	—	2,811	—	2,811
Common stock repurchased	(1)	(2)	(14)	—	—	(17)
Common stock dividends	—	—	(1,975)	—	—	(1,975)
Net change in fair value of ESOP shares	—	—	—	—	—	—
Stock-based compensation expense	13	636	—	—	—	649
Vesting of restricted stock	3	(3)	—	—	—	—
Balance as of June 30, 2019	$13,816	$28,676	$169,788	$1,485	$(34,494)	$179,271

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended June 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	14,784	—	—	14,784
Other comprehensive income (loss)	—	—	—	5,086	—	5,086
Common stock repurchased	(5)	(16)	(85)	—	—	(106)
Common stock dividends	—	—	(3,948)	—	—	(3,948)
Net change in fair value of ESOP shares	—	—	—	—	—	—
Share‑based compensation expense	13	982	—	—	—	995
Vesting of restricted stock	33	(33)	—	—	—	—
Balance as of June 30, 2019	$13,816	$28,676	$169,788	$1,485	$(34,494)	$179,271

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Operating Activities
Net income	$16,837	$14,784
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(3,543)	780
Provision for loan losses	6,000	4,017
Depreciation and amortization	4,313	4,208
Amortization and accretion of premiums/discounts on investment securities	684	559
Amortization of operating lease right-of-use assets	(12)	6
Stock-based compensation	859	995
Increase in value of bank-owned life insurance	(393)	(396)
Realized loss (gain) on sale of branch	—	(1,544)
Realized loss (gain) on derivative instruments	(1,010)	(2,150)
Realized loss (gain) on loans sold	(19,099)	(6,103)
Realized loss (gain) on sale of foreclosed assets	(19)	(161)
Realized loss (gain) on sale of investment securities	(1,294)	(289)
Realized loss (gain) on servicing rights	558	(101)
Net change in:
Securities held for trading	—	1,539
Loans held for sale	(34,934)	(24,027)
Accrued interest receivable	(424)	(255)
Other assets	(2,295)	(3,334)
Accrued expenses and other liabilities	11,079	(934)
Net cash provided (used) by operating activities	(22,693)	(12,406)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	39,505	21,631
Proceeds from maturities of investment securities available-for-sale	22,266	18,801
Purchases of investment securities available-for-sale	(134,079)	(37,458)
Net (increase) decrease in equity securities	2,808	633
Net (increase) decrease in loans	(315,888)	(13,117)
Proceeds from sale of branch	—	10,379
Purchases of premises and equipment	(1,998)	(1,934)
Proceeds from sales of foreclosed assets	303	420
Net cash provided (used) by investing activities	(387,083)	(645)
Financing Activities
Net increase (decrease) in deposits	481,837	(26,507)
Net increase (decrease) in short-term borrowings	—	47,985
Repayments of long-term debt	(103)	(104)
Cash dividends paid on common stock	(5,191)	(3,948)
Repurchase of common stock	(336)	(106)
Net cash provided (used) by financing activities	476,207	17,320
Net change in cash and cash equivalents	66,431	4,269
Cash and cash equivalents at beginning of period	144,006	40,651
Cash and cash equivalents at end of period	$210,437	$44,920

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
Supplemental Cash Flow Disclosures	2020	2019
Cash paid for:
Interest	$7,923	$7,719
Income taxes	618	4,644
Non-cash information
Loan collateral transferred to foreclosed assets	302	491
Unrealized gain (loss) on investment securities available-for-sale	7,835	5,086
Initial recognition of operating lease right-of-use assets	—	10,422
Initial recognition of operating lease liabilities	—	10,943
Right-of-use assets obtained in exchange for new operating leases	1,531	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Significant Accounting Policies

Organization

Alerus Financial Corporation, or the Company, is a financial holding company organized under the laws of the state of Delaware. The Company and its subsidiaries operate as a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, or the Bank, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management, and mortgage.

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

Other Information

On March 11, 2020, the World Health Organization declared the spread of Coronavirus Disease 2019, or COVID-19, a worldwide pandemic. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 has impacted various parts of its 2020 operations and financial results, including, but not limited to, additional loan loss reserves, costs for emergency preparedness, or potential shortages of personnel. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold as the year progresses.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, or the agencies, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” or ASC 310-40, a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Boards, or FASB, that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements for disclosure of the impact to date.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2020.

Adopted Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its estimated fair value, not to exceed the carrying amount of goodwill. For public business entities that are US Securities and Exchange Commission filers, ASU 2017-04, is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2017-04 effective January 1, 2020, and the new guidance did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements. ASU 2018-13 is effective for all entities interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020, and the revised disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company will consider these clarifications and improvements in determining the appropriate adoption of ASU 2019-04.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoptions is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03. Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the Accounting Standards Codification, or ASC, related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4, and 5 are conforming amendments and for public business entities effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. The Company will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$16,202	$66	$(16)	$16,252
Obligations of state and political agencies	110,676	3,477	—	114,153
Mortgage backed securities
Residential agency	206,146	8,595	(34)	214,707
Commercial	27,007	940	(21)	27,926
Asset backed securities	127	8	—	135
Corporate bonds	20,524	79	(49)	20,554
Total available-for-sale investment securities	$380,682	$13,165	$(120)	$393,727

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,246	$9	$(15)	$21,240
Obligations of state and political agencies	68,162	647	(161)	68,648
Mortgage backed securities
Residential agency	180,411	2,258	(131)	182,538
Commercial	30,752	101	(168)	30,685
Asset backed securities	139	5	—	144
Corporate bonds	7,054	41	—	7,095
Total available-for-sale investment securities	$307,764	$3,061	$(475)	$310,350

The following tables present unrealized losses and fair values for available-for-sale investment securities as of June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(8)	$4,803	$(8)	$1,324	$(16)	$6,127
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	(34)	11,903	—	—	(34)	11,903
Commercial	—	—	(21)	6,640	(21)	6,640
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(49)	9,451	—	—	(49)	9,451
Total available-for-sale investment securities	$(91)	$26,157	$(29)	$7,966	$(120)	$34,123

	December 31, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(5)	$1,740	$(10)	$9,990	$(15)	$11,730
Obligations of state and political agencies	(140)	11,959	(21)	5,798	(161)	17,757
Mortgage backed securities
Residential agency	(52)	17,131	(79)	14,036	(131)	31,167
Commercial	(116)	15,235	(52)	6,195	(168)	21,430
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(313)	$46,067	$(162)	$36,019	$(475)	$82,086

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

For the three and six months ended June 30, 2020 and 2019, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and estimated fair value of the available-for-sale investment securities as of June 30, 2020, by contractual maturity:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$18,105	$18,235
Due after one year through five years	26,685	27,323
Due after five years through ten years	114,717	118,244
Due after 10 years	221,175	229,925
Total available-for-sale investment securities	$380,682	$393,727

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $121.3 million and $136.2 million were pledged as of June 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and six months ended June 30, 2020 and 2019, are displayed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds	$35,505	$16,868	$39,505	$21,631
Realized gains	1,294	179	1,294	298
Realized losses	—	(5)	—	(11)

As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Federal Reserve	$2,675	$2,675
FHLB	3,236	3,080

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2020, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of June 30, 2020 and December 31, 2019, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial (1)	$794,204	$479,144
Real estate construction	31,344	26,378
Commercial real estate	519,104	494,703
Total commercial	1,344,652	1,000,225
Consumer
Residential real estate first mortgage	456,737	457,155
Residential real estate junior lien	154,351	177,373
Other revolving and installment	78,457	86,526
Total consumer	689,545	721,054
Total loans	$2,034,197	$1,721,279

(1)	Includes Paycheck Protection Program, or PPP, loans of $347.3 million at June 30, 2020.

Total loans included net deferred loan fees and costs of $10.3 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively. Deferred loan fees on PPP loans were $9.6 million as of June 30, 2020.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status. Loan modifications made in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions are included as accruing current.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$790,675	$662	$—	$2,867	$794,204
Real estate construction	31,344	—	—	—	31,344
Commercial real estate	517,657	—	—	1,447	519,104
Total commercial	1,339,676	662	—	4,314	1,344,652
Consumer
Residential real estate first mortgage	453,810	2,163	—	764	456,737
Residential real estate junior lien	153,907	233	—	211	154,351
Other revolving and installment	78,306	112	—	39	78,457
Total consumer	686,023	2,508	—	1,014	689,545
Total loans	$2,025,699	$3,170	$—	$5,328	$2,034,197

	December 31, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$473,900	$382	$—	$4,862	$479,144
Real estate construction	26,251	127	—	—	26,378
Commercial real estate	492,707	556	—	1,440	494,703
Total commercial	992,858	1,065	—	6,302	1,000,225
Consumer
Residential real estate first mortgage	455,244	666	448	797	457,155
Residential real estate junior lien	176,915	184	—	274	177,373
Other revolving and installment	86,172	348	—	6	86,526
Total consumer	718,331	1,198	448	1,077	721,054
Total loans	$1,711,189	$2,263	$448	$7,379	$1,721,279

The Company’s consumer loan portfolio is primarily comprised of secured loans that are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts and actual losses incurred.

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

Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as loss are considered uncollectible and charged off immediately.

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$768,851	$5,886	$19,467	$—	$794,204
Real estate construction	31,087	—	257	—	31,344
Commercial real estate	491,105	4,348	23,651	—	519,104
Total commercial	1,291,043	10,234	43,375	—	1,344,652
Consumer
Residential real estate first mortgage	455,973	—	764	—	456,737
Residential real estate junior lien	151,249	1,841	1,261	—	154,351
Other revolving and installment	78,418	—	39	—	78,457
Total consumer	685,640	1,841	2,064	—	689,545
Total loans	$1,976,683	$12,075	$45,439	$—	$2,034,197

	December 31, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$448,306	$9,585	$21,253	$—	$479,144
Real estate construction	25,119	282	977	—	26,378
Commercial real estate	462,294	2,359	30,050	—	494,703
Total commercial	935,719	12,226	52,280	—	1,000,225
Consumer
Residential real estate first mortgage	456,358	—	797	—	457,155
Residential real estate junior lien	176,122	—	1,251	—	177,373
Other revolving and installment	86,520	—	6	—	86,526
Total consumer	719,000	—	2,054	—	721,054
Total loans	$1,654,719	$12,226	$54,334	$—	$1,721,279

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,901	$278	$(2,703)	$321	$10,797
Real estate construction	334	109	—	—	443
Commercial real estate	8,276	2,537	(865)	—	9,948
Total commercial	21,511	2,924	(3,568)	321	21,188
Consumer
Residential real estate first mortgage	2,209	459	—	5	2,673
Residential real estate junior lien	1,025	32	(12)	57	1,102
Other revolving and installment	441	171	(86)	20	546
Total consumer	3,675	662	(98)	82	4,321
Unallocated	1,833	(86)	—	—	1,747
Total	$27,019	$3,500	$(3,666)	$403	$27,256

	Six months ended June 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$348	$(2,735)	$914	$10,797
Real estate construction	303	140	—	—	443
Commercial real estate	6,688	4,125	(865)	—	9,948
Total commercial	19,261	4,613	(3,600)	914	21,188
Consumer
Residential real estate first mortgage	1,448	1,220	—	5	2,673
Residential real estate junior lien	671	349	(12)	94	1,102
Other revolving and installment	352	263	(153)	84	546
Total consumer	2,471	1,832	(165)	183	4,321
Unallocated	2,192	(445)	—	—	1,747
Total	$23,924	$6,000	$(3,765)	$1,097	$27,256

	Three months ended June 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$13,815	$818	$(3,166)	$227	$11,694
Real estate construction	251	70	—	2	323
Commercial real estate	5,843	(228)	—	150	5,765
Total commercial	19,909	660	(3,166)	379	17,782
Consumer
Residential real estate first mortgage	1,610	(455)	—	—	1,155
Residential real estate junior lien	761	(51)	(30)	30	710
Other revolving and installment	349	433	(424)	22	380
Total consumer	2,720	(73)	(454)	52	2,245
Unallocated	9	1,210	—	—	1,219
Total	$22,638	$1,797	$(3,620)	$431	$21,246

	Six months ended June 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$4,225	$(4,951)	$293	$11,694
Real estate construction	250	72	(1)	2	323
Commercial real estate	6,279	(664)	—	150	5,765
Total commercial	18,656	3,633	(4,952)	445	17,782
Consumer
Residential real estate first mortgage	1,156	(1)	—	—	1,155
Residential real estate junior lien	805	(44)	(134)	83	710
Other revolving and installment	380	387	(482)	95	380
Total consumer	2,341	342	(616)	178	2,245
Unallocated	1,177	42	—	—	1,219
Total	$22,174	$4,017	$(5,568)	$623	$21,246

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$3,644	$790,560	$794,204	$503	$10,294	$—	$10,797
Real estate construction	—	31,344	31,344	—	443	—	443
Commercial real estate	1,529	517,575	519,104	10	9,938	—	9,948
Total commercial	5,173	1,339,479	1,344,652	513	20,675	—	21,188
Consumer
Residential real estate first mortgage	747	455,990	456,737	—	2,673	—	2,673
Residential real estate junior lien	260	154,091	154,351	20	1,082	—	1,102
Other revolving and installment	39	78,418	78,457	16	530	—	546
Total consumer	1,046	688,499	689,545	36	4,285	—	4,321
Total loans	$6,219	$2,027,978	$2,034,197	$549	$24,960	$1,747	$27,256

	December 31, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$976	$478,168	$479,144	$189	$12,081	$—	$12,270
Real estate construction	—	26,378	26,378	—	303	—	303
Commercial real estate	5,925	488,778	494,703	2,946	3,742	—	6,688
Total commercial	6,901	993,324	1,000,225	3,135	16,126	—	19,261
Consumer
Residential real estate first mortgage	782	456,373	457,155	—	1,448	—	1,448
Residential real estate junior lien	266	177,107	177,373	—	671	—	671
Other revolving and installment	5	86,521	86,526	3	349	—	352
Total consumer	1,053	720,001	721,054	3	2,468	—	2,471
Total loans	$7,954	$1,713,325	$1,721,279	$3,138	$18,594	$2,192	$23,924

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	June 30, 2020			December 31, 2019
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$3,020	$3,096	$503	$639	$727	$189
Commercial real estate	199	227	10	5,718	5,823	2,946
Residential real estate junior lien	19	20	20	—	—	—
Other revolving and installment	35	35	16	5	6	3
Total impaired loans with a valuation allowance	3,273	3,378	549	6,362	6,556	3,138
Impaired loans without a valuation allowance
Commercial and industrial	624	805	—	337	1,110	—
Commercial real estate	1,330	1,447	—	207	236	—
Residential real estate first mortgage	747	764	—	782	797	—
Residential real estate junior lien	241	341	—	266	372	—
Other revolving and installment	4	4	—	—	—	—
Total impaired loans without a valuation allowance	2,946	3,361	—	1,592	2,515	—
Total impaired loans
Commercial and industrial	3,644	3,901	503	976	1,837	189
Commercial real estate	1,529	1,674	10	5,925	6,059	2,946
Residential real estate first mortgage	747	764	—	782	797	—
Residential real estate junior lien	260	361	20	266	372	—
Other revolving and installment	39	39	16	5	6	3
Total impaired loans	$6,219	$6,739	$549	$7,954	$9,071	$3,138

The table below presents the average recorded investment in impaired loans and interest income for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$4,881	$15	$2,229	$16
Commercial real estate	200	8	1,678	8
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	20	—	60	3
Other revolving and installment	35	—	9	—
Total impaired loans with a valuation allowance	5,136	23	3,976	27
Impaired loans without a valuation allowance
Commercial and industrial	694	26	1,271	31
Commercial real estate	1,693	—	—	—
Residential real estate first mortgage	755	—	—	—
Residential real estate junior lien	255	3	751	1
Other revolving and installment	4	—	5	—
Total impaired loans without a valuation allowance	3,401	29	2,027	32
Total impaired loans
Commercial and industrial	5,575	41	3,500	47
Commercial real estate	1,893	8	1,678	8
Residential real estate first mortgage	755	—	—	—
Residential real estate junior lien	275	3	811	4
Other revolving and installment	39	—	14	—
Total impaired loans	$8,537	$52	$6,003	$59

	Six Months Ended June 30,
	2020		2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$4,714	$15	$1,332	$17
Commercial real estate	203	8	1,505	—
Residential real estate junior lien	20	—	—	—
Other revolving and installment	35	—	9	—
Total impaired loans with a valuation allowance	4,972	23	2,846	17
Impaired loans without a valuation allowance
Commercial and industrial	747	26	4,835	33
Real estate construction	—	—	217	9
Commercial real estate	1,821	—	—	—
Residential real estate first mortgage	761	—	—	—
Residential real estate junior lien	279	3	821	4
Other revolving and installment	5	—	13	—
Total impaired loans without a valuation allowance	3,613	29	5,886	46
Total impaired loans
Commercial and industrial	5,461	41	6,167	50
Real estate construction	—	—	217	9
Commercial real estate	2,024	8	1,505	—
Residential real estate first mortgage	761	—	—	—
Residential real estate junior lien	299	3	821	4
Other revolving and installment	40	—	22	—
Total impaired loans	$8,585	$52	$8,732	$63

Loans with a carrying value of $1.2 billion as of June 30, 2020 and $1.2 billion as of December 31, 2019, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the second quarter of 2020 there were no loans modified as a TDR. As of June 30, 2020, the Company executed 515 principal and interest deferrals on outstanding loan balances of $148.5 million in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than 90 days in duration and were not considered TDRs in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020. During the first quarter of 2019, there was one loan modified as a TDR as a result of extending the amortization period. As of December 31, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was no specific reserve for loan losses allocated to the loan modified as troubled debt restructuring.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Banking	$20,131	$20,131
Retirement and benefit services	7,198	7,198
Total goodwill	$27,329	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$31,857	$(15,888)	$15,969	$31,857	$(14,287)	$17,570
Core deposit intangible assets	3,793	(3,351)	442	4,993	(4,172)	821
Total intangible assets	$35,650	$(19,239)	$16,411	$36,850	$(18,459)	$18,391

Amortization of intangible assets was $1.0 million and $1.1 million for the three months ended June 30, 2020, and 2019, respectively. Amortization of intangible assets was $2.0 and $2.1 million for the six months ended June 30, 2020, and 2019, respectively.

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of June 30, 2020.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $498.7 million and $541.9 million as of June 30, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$3,277	$4,530	$3,845	$4,623
Additions	88	34	112	101
Amortization	(209)	(239)	(396)	(404)
(Impairment)/Recovery	(265)	(25)	(670)	(20)
Balance, end of period	$2,891	$4,300	$2,891	$4,300

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2020 and December 31, 2019. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2020	2019
Fair value of servicing rights	$2,891	$3,845
Weighted-average remaining term, years	19.9	20.1
Prepayment speeds	22.1%	11.8%
Discount rate	9.0%	9.4%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for offices and office equipment rentals with terms extending through 2032. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. The Company has one existing finance lease for the Company’s headquarters building with a lease term through 2022.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements.

		June 30,	December 31,
(dollars in thousands)		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,746	$8,343
Finance lease right-of-use assets	Land, premises and equipment, net	260	318
Total lease right-of-use assets		$9,006	$8,661
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$9,254	$8,864
Finance lease liabilities	Long-term debt	537	640
Total lease liabilities		$9,791	$9,504

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

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term, years
Operating leases	5.8	6.2
Finance leases	2.1	2.8
Weighted-average discount rate
Operating leases	2.8%	3.1%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and six months ending June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Lease costs
Operating lease cost	$568	$598	$1,191	$1,170
Variable lease cost	468	211	665	410
Short-term lease cost	107	260	202	465
Finance lease cost
Interest on lease liabilities	11	16	23	31
Amortization of right-of-use assets	29	29	58	58
Sublease income	(52)	(68)	(118)	(139)
Net lease cost	$1,131	$1,046	$2,021	$1,995
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	561	597	$1,179	$1,174
Right-of-use assets obtained in exchange for new operating lease liabilities	1,348	—	1,531	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
June 30, 2021	$251	$2,293
June 30, 2022	251	2,085
June 30, 2023	84	1,981
June 30, 2024	—	1,255
June 30, 2025	—	738
Thereafter	—	1,913
Total future minimum lease payments	$586	$10,265
Amounts representing interest	(49)	(1,011)
Total operating lease liabilities	$537	$9,254

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing	$700,892	$577,704
Interest-bearing
Interest-bearing demand	579,840	458,689
Savings accounts	75,973	55,777
Money market savings	892,717	683,064
Time deposits	203,731	196,082
Total interest-bearing	1,752,261	1,393,612
Total deposits	$2,453,153	$1,971,316

NOTE 9 Short-Term Borrowings

There were no short-term borrowings outstanding as of June 30, 2020 and December 31, 2019.

The following table presents information related to short-term borrowings for the three and six months ending June 30, 2020 and 2019:

	Three months ended
	June 30,
(dollars in thousands)	2020	2019
Fed funds purchased
Balance as of end of period	$—	$6,445
Average daily balance	321	103,035
Maximum month-end balance	—	139,605
Weighted-average rate
During period	—%	2.59%
End of period	—%	2.50%
FHLB Short-term advances
Balance as of end of period	$—	$135,000
Average daily balance	—	12,857
Maximum month-end balance	—	135,000
Weighted-average rate
During period	—%	2.16%
End of period	—%	2.40%

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Fed funds purchased
Balance as of end of period	$—	$6,445
Average daily balance	161	93,238
Maximum month-end balance	—	139,605
Weighted-average rate
During period	—%	2.59%
End of period	—%	2.50%
FHLB Short-term advances
Balance as of end of period	$—	$135,000
Average daily balance	—	6,464
Maximum month-end balance	—	135,000
Weighted-average rate
During period	—%	2.17%
End of period	—%	2.40%

NOTE 10 Long-Term Debt

Long-term debt as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,656	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,424	Three-month LIBOR + 3.10%	3.38%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,137	Three-month LIBOR + 1.80%	2.11%	9/15/2036	9/15/2011
Finance lease liability	2,657	537	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$62,967	$58,754

	December 31, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,625	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,402	Three-month LIBOR + 3.10%	5.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,102	Three-month LIBOR + 1.80%	3.69%	9/15/2036	9/15/2011
Finance lease liability	2,657	640	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$62,967	$58,769

NOTE 11 Financial Instruments with Off-Balance Sheet Risk

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

As of June 30, 2020 and December 31, 2019, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$600,269	$586,365
Standby letters of credit	7,387	8,516
Total	$607,656	$594,881

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

The Company utilizes standby letters of credit issued by either the Federal Home Loan Bank or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the Federal Home Loan Bank as of June 30, 2020 and December 31, 2019. With the Bank of North Dakota, the Company had $15.0 million of letters of credit outstanding as of June 30, 2020 and $20.0 million as of December 31, 2019. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $248.3 million and $242.0 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 12 Share-Based Compensation

The Company has granted equity awards pursuant to the Alerus Financial Corporation 2009 Stock Plan. The awards were in the form of restricted stock or restricted stock units and are considered to represent an element of employee compensation. Compensation expense for the awards is based on the fair value of Alerus Financial Corporation common stock at the time of grant. The value of awards that are expected to vest are amortized into expense over the vesting periods. The ability to grant awards under this plan has expired.

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2020, 28,242 stock awards and 49,604 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $624 thousand and $399 thousand for the three months ending June 30, 2020 and 2019, respectively. Compensation expense relating to awards under these plans was $859 thousand and $649 thousand for the six months ending June 30, 2020 and 2019, respectively.

The following tables present the activity in the stock plans for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020		Six months ended June 30, 2019
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	347,211	$18.64	337,014	$18.36
Granted	77,846	19.53	70,617	19.87
Vested	(86,137)	16.15	(32,837)	19.73
Forfeited or cancelled	(5,068)	19.37	(753)	21.76
Outstanding at end of period	333,852	$19.48	374,041	$18.52

As of June 30, 2020, there was $3.58 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.56 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
	2020		2019
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,168	21.0%	$2,356	21.0
Tax effect of:
Tax exempt income	(127)	(0.8)	(108)	(1.0)
Other	572	3.8	621	5.4
Applicable income taxes	$3,613	23.9%	$2,869	25.6

	Six months ended June 30,
	2020		2019
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,596	21.0%	$4,132	21.0%
Tax effect of:
Tax exempt income	(247)	(1.1)%	(222)	(1.1)%
Other	701	3.2%	983	5.0%
Applicable income taxes	$5,050	23.1%	$4,893	24.9%

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended June 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$20,417	$—	$—	$530	$(856)	$20,091
Provision for loan losses	3,500	—	—	—	—	3,500
Noninterest income	2,857	13,710	4,112	17,546	5	38,230
Noninterest expense	11,359	9,193	2,629	8,020	8,533	39,734
Net income before taxes	$8,415	$4,517	$1,483	$10,056	$(9,384)	$15,087

	Six months ended June 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$39,863	$—	$—	$798	$(1,733)	$38,928
Provision for loan losses	6,000	—	—	—	—	6,000
Noninterest income	4,731	29,930	8,158	22,591	9	65,419
Noninterest expense	24,011	17,125	4,144	13,459	17,721	76,460
Net income before taxes	$14,583	$12,805	$4,014	$9,930	$(19,445)	$21,887

	Three months ended June 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$18,894	$—	$—	$305	$(908)	$18,291
Provision for loan losses	1,797	—	—	—	—	1,797
Noninterest income	1,747	15,776	3,878	7,035	1,548	29,984
Noninterest expense	10,088	8,601	2,177	5,966	8,429	35,261
Net income before taxes	$8,756	$7,175	$1,701	$1,374	$(7,789)	$11,217

	Six months ended June 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$38,794	$—	$—	$434	$(1,817)	$37,411
Provision for loan losses	4,017	—	—	—	—	4,017
Noninterest income	3,578	30,835	7,489	11,604	1,552	55,058
Noninterest expense	20,080	17,591	4,101	9,928	17,075	68,775
Net income before taxes	$18,275	$13,244	$3,388	$2,110	$(17,340)	$19,677

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fifteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, COBRA recordkeeping and administration services, and payroll to employers; and payroll and HIRS services for employers. In addition, the division operates within each of the banking markets as well as in Albert Lea, Minnesota, Lansing, Michigan, Bedford, New Hampshire, and 13 satellite offices.

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

The calculation of basic and diluted earnings per share using the two-class method for the three and six months ending June 30, 2020 is presented below:

	Three months ended	Six months ended
	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2020	2020
Net income	$11,474	$16,837
Dividends and undistributed earnings allocated to participating securities	200	282
Net income available to common shareholders	$11,274	$16,555
Weighted-average common shares outstanding for basic earnings per share	17,111	17,091
Dilutive effect of stock-based awards	334	334
Weighted-average common shares outstanding for diluted earnings per share	17,445	17,425
Earnings per common share:
Basic earnings per common share	$0.66	$0.97
Diluted earnings per common share	$0.65	$0.95

For the three and six months ended June 30, 2019, the basic and diluted earnings per share were calculated using the treasury stock method, as presented in the table below. The Company determined that the impact to diluted earnings per share would be immaterial if calculated under the two-class method for the three and six months ended June 30, 2019.

The calculation of basic and diluted earnings per share using the treasury stock method for the three and six months ending June 30, 2019 is presented below:

	Three months ended	Six months ended
	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2019	2019
Basic:
Net income attributable to common shareholders	$8,348	$14,784
Weighted-average common shares outstanding	13,810	13,796
Basic earnings per common share	$0.60	$1.07
Diluted:
Net income attributable to common shareholders	$8,348	$14,784
Weighted-average common shares outstanding	13,810	13,796
Add: Dilutive effect of stock-based awards	290	293
Weighted-average common shares outstanding for diluted EPS	14,100	14,089
Diluted earnings per common share	$0.59	$1.05

NOTE 16 Derivative Instruments

The Company did not have any derivatives designated as hedging instruments, as of June 30, 2020 and December 31, 2019. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Other assets	$5,936	$179,182	$1,228	$45,715
Forward loan sales commitments	Other assets	1,175	34,235	393	12,784
TBA mortgage backed securities	Other assets	—	—	—	—
Total asset derivatives		$7,111	$213,417	$1,621	$58,499
Liability Derivatives
Interest rate lock commitments	Accrued expenses and other liabilities	$—	$—	$—	$—
Forward loan sales commitments	Accrued expenses and other liabilities	—	—	—	—
TBA mortgage backed securities	Accrued expenses and other liabilities	1,321	239,000	109	68,500
Total liability derivatives		$1,321	$239,000	$109	$68,500

The gain (loss) recognized on derivative instruments for the three and six months ended June 30, 2020 and 2019 was as follows:

		Three months ended		Six months ended
	Consolidated Statements of	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	Income Location	2020	2019	2020	2019
Interest rate lock commitments	Mortgage banking	$4,352	$492	$5,579	$2,281
Forward loan sales commitments	Mortgage banking	117	407	783	653
TBA mortgage backed securities	Mortgage banking	(1,929)	(330)	(5,352)	(784)
Total gain/(loss) from derivative instruments		$2,540	$569	$1,010	$2,150

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at June 30, 2020 and December 31, 2019, each of the Company and the Bank had met all of the capital adequacy requirements to which it is subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2020 and December 31, 2019:

	June 30, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$254,047	12.58%	$90,888	4.50%	$	N/A	N/A
Bank	241,940	11.99%	90,814	4.50%		131,176	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	262,298	12.99%	121,184	6.00%		N/A	N/A
Bank	241,940	11.99%	121,086	6.00%		161,448	8.00%
Total capital to risk weighted assets
Consolidated	337,225	16.70%	161,578	8.00%		N/A	N/A
Bank	267,191	13.24%	161,448	8.00%		201,810	10.00%
Tier 1 capital to average assets
Consolidated	262,298	9.75%	107,620	4.00%		N/A	N/A
Bank	241,940	9.00%	107,531	4.00%		134,414	5.00%

	December 31, 2019
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$239,672	12.48%	$86,452	4.50%	$	N/A	N/A
Bank	228,512	11.91%	86,362	4.50%		124,745	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	247,866	12.90%	115,270	6.00%		N/A	N/A
Bank	228,512	11.91%	115,149	6.00%		153,532	8.00%
Total capital to risk weighted assets
Consolidated	321,415	16.73%	153,693	8.00%		N/A	N/A
Bank	252,436	13.15%	153,532	8.00%		191,915	10.00%
Tier 1 capital to average assets
Consolidated	247,866	11.05%	91,504	4.00%		N/A	N/A
Bank	228,512	10.20%	89,615	4.00%		112,018	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2020, and December 31, 2019, the Company was in compliance with HUD guidelines.

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

Level 3—Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Subsequent to initial recognition, the Company may re-measure the carrying value of assets and liabilities measured on a nonrecurring basis to estimated fair value. Adjustments to estimated fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their estimated fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at estimated fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Company adopted the policy to value certain financial instruments at estimated fair value. The Company has not elected to measure any existing financial instruments at estimated fair value; however, it may elect to measure newly acquired financial instruments at estimated fair value in the future.

Recurring Basis

The Company uses estimated fair value measurements to record estimated fair value adjustments to certain assets and liabilities and to determine estimated fair value disclosures.

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and securities
U.S. treasury and government agencies	$—	$16,252	$—	$16,252
Obligations of state and political agencies	—	114,153	—	114,153
Mortgage backed securities
Residential agency	—	214,707	—	214,707
Commercial	—	27,926	—	27,926
Asset backed securities	—	135	—	135
Corporate bonds	—	20,554	—	20,554
Total available-for-sale securities	$—	$393,727	$—	$393,727
Other assets
Derivatives	$—	$7,111	$—	$7,111
Other liabilities
Derivatives	$—	$1,321	$—	$1,321

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,240	$—	$21,240
Obligations of state and political agencies	—	68,648	—	68,648
Mortgage backed securities
Residential agency	—	182,538	—	182,538
Commercial	—	30,685	—	30,685
Asset backed securities	—	144	—	144
Corporate bonds	—	7,095	—	7,095
Equity securities	2,808	—	—	2,808
Total available-for-sale and equity securities	$2,808	$310,350	$—	$313,158
Other assets
Derivatives	$—	$1,621	$—	$1,621
Other liabilities
Derivatives	$—	$109	$—	$109

The following is a description of the valuation methodologies used for instruments measured at estimated fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

When available, the Company uses quoted market prices to determine the estimated fair value of investment securities; such items are classified in Level 1 of the estimated fair value hierarchy. For the Company’s investment securities for which quoted prices are not available for identical investment securities in an active market, the Company determines estimated fair value utilizing vendors who apply matrix pricing for similar bonds for which no prices are observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Estimated fair values from these models are verified, where possible, against quoted prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained, or cannot be corroborated, a security is generally classified as Level 3.

Derivatives

All of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, estimated fair value is measured using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, classify as Level 2. Examples of Level 2 derivatives are basic interest rate swaps and forward contracts.

Nonrecurring Basis

Certain assets are measured at estimated fair value on a nonrecurring basis. These assets are not measured at estimated fair value on an ongoing basis; however, they are subject to estimated fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$101,751	$—	$101,751	$—
Impaired loans	—	5,670	5,670	549
Foreclosed assets	—	26	26	—
Servicing rights	—	2,891	2,891	—

	December 31, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,846	$—	$46,846	$—
Impaired loans	—	4,816	4,816	3,138
Foreclosed assets	—	8	8	—
Servicing rights	—	3,845	3,845	—

Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate estimated fair value of the held for sale loans is greater than cost.

Impairment losses for loans held for sale that are carried at the lower of cost or estimated fair value, represent additional net write-downs during the period to record these loans at the lower of cost or estimated fair value, subsequent to their initial classification as loans held for sale.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2020, and December 31, 2019, were as follows:

			June 30, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$5,670	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	26	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,891	268-425	237
		Discount rate		9.0%	9.0%

			December 31, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,816	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	8	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,845	123-267	194
		Discount rate		9.4%	9.4%

Disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases in which quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived estimated fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments, with an estimated fair value that is not practicable to estimate and all non-financial instruments, are excluded from the disclosure requirements. Accordingly, the aggregate estimated fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances, as of June 30, 2020 and December 31, 2019, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the consolidated balance sheets approximate those assets and liabilities estimated fair values.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, estimated fair values are based on carrying values. The estimated fair values of other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank-Owned Life Insurance

Bank-owned life insurance is carried at the amount due upon surrender of the policy, which is also the estimated fair value. This amount was provided by the insurance companies based on the terms of the underlying insurance contract.

Deposits

The estimated fair values of demand deposits are, by definition, equal to the amount payable on demand at the consolidated balance sheet date. The estimated fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Short-Term Borrowings and Long-Term Debt

For variable-rate borrowings that reprice frequently, estimated fair values are based on carrying values. The estimated fair value of fixed-rate borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Commitments

Off-balance sheet credit related commitments are generally of short-term nature. The contract amount of such commitments approximates their estimated fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$210,437	$210,437	$—	$—	$210,437
Loans	2,006,941	—	—	2,035,211	2,035,211
Accrued interest receivable	7,975	7,975	—	—	7,975
Bank-owned life insurance	31,959	—	31,959	—	31,959
Financial Liabilities
Noninterest-bearing deposits	$700,892	$—	$700,892	$—	$700,892
Interest-bearing deposits	1,548,530	—	1,548,530	—	1,548,530
Time deposits	203,731	—	—	205,086	205,086
Long-term debt	58,754	—	56,670	—	56,670
Accrued interest payable	799	799	—	—	799

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$144,006	$144,006	$—	$—	$144,006
Loans	1,697,355	—	—	1,693,824	1,693,824
Accrued interest receivable	7,551	7,551	—	—	7,551
Bank-owned life insurance	31,566	—	31,566	—	31,566
Financial Liabilities
Noninterest-bearing deposits	$577,704	$—	$577,704	$—	$577,704
Interest-bearing deposits	1,197,530	—	1,197,530	—	1,197,530
Time deposits	196,082	—	—	196,182	196,182
Long-term debt	58,769	—	58,239	—	58,239
Accrued interest payable	1,038	1,038	—	—	1,038

NOTE 19 COVID-19 Pandemic Response

On March 27, 2020, President Trump signed into Law the Coronavirus Aid Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

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

As an SBA-Certified Preferred lender we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of June 30, 2020, we had assisted over 1,580 new and existing clients secure approximately $362.7 million of PPP financing. The SBA pays a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees were as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. Net processing fees in the amount of $11.0 million are being deferred and recognized as interest income on a level yield method over the life of the respective loans.

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

On April 15, 2020, we executed a PPPL Facility Agreement with the Federal Reserve Bank of Minneapolis. The PPP loans guaranteed by the SBA are eligible to serve as collateral for the PPPL Facility. The PPPL Facility will provide us with additional liquidity to facilitate lending to small businesses under the PPP. As of June 30, 2020, we have not had a need to utilize the PPPL Facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2020 and 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	our ability to implement our organic and acquisition growth strategies;

●	the impact of economic or market conditions on our fee-based services;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	our ability to manage mortgage pipeline risk;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry;
●	our ability to successfully manage liquidity risk;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a diversified financial services company headquartered in Grand Forks, North Dakota. Through our subsidiary, Alerus Financial, National Association, or the Bank, we provide innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship-oriented primary point of contact along with responsive and client-friendly technology.

Our business model produces historically strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business lines. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

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

Recent Developments

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

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

In Minnesota, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 28, 2020, and was in effect until May 18, 2020. They have now implemented a four phase stay safe plan to reopen businesses in the area. Similarly, in Arizona, the Governor recently ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 31, 2020, and expired on May 15, 2020, and the Governor announced new guidance for protecting businesses and their customers as they reopen. Due to a resurgence in cases in the state of Arizona there have been subsequent orders issued to restrict large gatherings as well as certain restrictions placed on bars and restaurants. In North Dakota, the Governor has not issued an order requiring individuals to stay at home, but placed certain restrictions on bars, restaurants and gyms. These orders have been lifted and North Dakota is now working toward a “Smart Restart” program to encourage businesses to open safely and take precautions to slow the spread of COVID-19. In response to these orders, the Bank has been serving its customers through its drive-up windows at various branch locations and through online and mobile banking. The Bank is also permitting certain visits to its branches on a limited basis and by appointment only. In North Dakota, certain offices have re-opened for business with safeguards in place that materially comply with CDC guidance.

Each state has experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities. According to data released by the U.S. Department of Labor, initial claims for unemployment insurance have spiked in recent months in each of the states in our banking markets, a trend we expect to continue for the foreseeable future until restrictions are lifted. To date, many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, such as New York, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where many our banking operations are focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the paycheck protection program, or PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended

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
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies have revamped the manner in which they conduct periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize their discount window for loans and intraday credit extended by their Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the PPPL Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries will continue to endure significant economic distress, which could cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see decreases in our total assets under administration and assets under management and a decrease in mortgage loan originations. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly and adversely affected, as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	First and foremost, we have prioritized the safety, health and well-being of our employees, clients and communities. We have implemented a work from home policy and certain of our offices remain closed. We continue to effectively serve our clients in all markets; virtually, digitally, via drive-thru and in-person as conditions allow. Our work place strategy includes various phases of expanding service to clients, reopening offices, and determining long-term work arrangements for employees. This approach allows us to incrementally expand in-person services to clients and provides flexibility between markets based on local conditions, guidelines, and restrictions.
●	We are offering payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We are offering payment extensions for mortgage customers for initial terms of up to 90 days. As of June 30, 2020, we had executed 515 loan deferrals on outstanding balances of $148.5 million.
●	The Business Continuity Planning COVID-19 Response team and Alerus leadership teams meet regularly to manage the Company’s response to the pandemic and the effect on our business. In addition, a cross functional task force team meets regularly to address specific issues such as employee and client communications, facilities, reopening offices, and long-term work arrangements. The Risk Committee of the Board meets regularly with management to receive updates on the Company’s response and discuss the effect on our business.
●	We are participating in the SBA’s PPP. As of June 30, 2020, we had assisted 1,580 borrowers receive approval for funding of $362.7 million in PPP loans.
●	In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Shareholder Dividend and Stock Repurchases

On May 12, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share. This dividend was paid out on July 10, 2020, to stockholders of record at the close of business on June 15, 2020.

On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. This dividend is payable on October 9, 2020, to stockholders of record as of the close of business on September 18, 2020.

Although the Board of Directors is closely monitoring the impacts of the COVID-19 pandemic, it is the current expectation and intent of the Board of Directors to continue with a quarterly cash dividend.

We currently do not have an authorized stock repurchase program, but the Company does repurchase shares to pay withholding taxes on the vesting of restricted stock awards and units.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2020	2020	2019	2020	2019
Performance Ratios
Return on average total assets	1.68%	0.89%	1.52%	1.31%	1.36%
Return on average common equity	15.30%	7.32%	15.82%	11.35%	14.49%
Return on average tangible common equity (1)	18.88%	9.76%	21.94%	14.39%	20.53%
Noninterest income as a % of revenue	65.55%	59.07%	62.11%	62.69%	59.54%
Net interest margin (taxable-equivalent basis) (1)	3.14%	3.35%	3.62%	3.24%	3.74%
Efficiency ratio (1)	66.31%	77.47%	70.74%	71.23%	71.97%
Net charge-offs/(recoveries) to average loans	0.66%	(0.14)%	0.74%	0.29%	0.58%
Dividend payout ratio	23.08%	50.00%	23.73%	31.58%	26.67%
Per Common Share
Earnings per common share - basic (2)	$0.66	$0.31	$0.60	$0.97	$1.07
Earnings per common share - diluted (2)	$0.65	$0.30	$0.59	$0.95	$1.05
Dividends declared per common share	$0.15	$0.15	$0.14	$0.30	$0.28
Tangible book value per common share (1)	$15.30	$14.55	$12.02
Average common shares outstanding - basic	17,111	17,070	13,810	17,091	13,796
Average common shares outstanding - diluted	17,445	17,405	14,100	17,425	14,089
Other Data
Retirement and benefit services assets under administration/management	$30,093,095	$27,718,026	$30,369,847
Wealth management assets under administration/management	2,957,213	2,746,052	2,744,438
Mortgage originations	431,638	228,568	246,115	$660,206	$371,651

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Earnings per share calculated using the two-class method beginning in the third quarter of 2019.

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Selected Average Balance Sheet Data
Loans	$1,986,028	$1,731,593	$1,724,080	$1,858,810	$1,727,873
Investment securities	369,247	337,160	255,502	353,203	255,060
Assets	2,740,330	2,419,665	2,200,795	2,579,995	2,190,446
Deposits	2,329,192	2,026,261	1,777,003	2,177,726	1,787,943
Short-term borrowings	321	—	115,892	161	99,702
Long-term debt	58,747	58,755	58,808	58,751	58,810
Stockholders’ equity	301,719	294,727	211,653	298,221	205,785

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2020	2020	2019	2019
Selected Period End Balance Sheet Data
Loans	$2,034,197	$1,758,277	$1,721,279	$1,713,452
Allowance for loan losses	(27,256)	(27,019)	(23,924)	(21,246)
Investment securities	393,727	354,149	313,158	256,252
Assets	2,875,457	2,512,078	2,356,878	2,207,129
Deposits	2,453,153	2,121,514	1,971,316	1,753,365
Long-term debt	58,754	58,762	58,769	58,808
Total stockholders’ equity	305,732	293,608	285,728	213,765

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Selected Income Statement Data
Net interest income	$20,091	$18,837	$18,291	$38,928	$37,411
Provision for loan losses	3,500	2,500	1,797	6,000	4,017
Noninterest income	38,230	27,189	29,984	65,419	55,058
Noninterest expense	39,734	36,726	35,261	76,460	68,775
Income before income taxes	15,087	6,800	11,217	21,887	19,677
Income tax expense	3,613	1,437	2,869	5,050	4,893
Net income	$11,474	$5,363	$8,348	$16,837	$14,784

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

	June 30,	March 31,	December 31,	June 30,
	2020	2020	2019	2019
Tangible common equity to tangible assets
Total common stockholders’ equity	$305,732	$293,608	$285,728	$213,765
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	16,411	17,401	18,391	20,372
Tangible common equity (a)	261,992	248,878	240,008	166,064
Total assets	2,875,457	2,512,078	2,356,878	2,207,129
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	16,411	17,401	18,391	20,372
Tangible assets (b)	2,831,717	2,467,348	2,311,158	2,159,428
Tangible common equity to tangible assets (a)/(b)	9.25%	10.09%	10.38%	7.69%
Tangible book value per common share
Total common stockholders’ equity	$305,732	$293,608	$285,728	$213,765
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	16,411	17,401	18,391	20,372
Tangible common equity (c)	261,992	248,878	240,008	166,064
Total common shares issued and outstanding (d)	17,120	17,106	17,050	13,816
Tangible book value per common share (c)/(d)	$15.30	$14.55	$14.08	$12.02

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Return on average tangible common equity
Net income	$11,474	$5,363	$8,348	$16,837	$14,784
Add: Intangible amortization expense (net of tax)	783	782	830	1,565	1,660
Net income, excluding intangible amortization (e)	12,257	6,145	9,178	18,402	16,444
Average total equity	301,719	294,727	211,653	298,221	205,785
Less: Average goodwill	27,329	27,329	27,329	27,329	27,329
Less: Average other intangible assets (net of tax)	13,345	14,128	16,498	13,737	16,912
Average tangible common equity (f)	261,045	253,270	167,826	257,155	161,544
Return on average tangible common equity (e)/(f)	18.88%	9.76%	21.94%	14.39%	20.53%
Net interest margin (tax-equivalent)
Net interest income	$20,091	$18,837	$18,291	$38,928	$37,411
Tax-equivalent adjustment	109	100	84	209	176
Tax-equivalent net interest income (g)	20,200	18,937	18,375	39,137	37,587
Average earning assets (h)	2,584,037	2,271,004	2,037,604	2,427,519	2,028,685
Net interest margin (tax-equivalent) (g)/(h)	3.14%	3.35%	3.62%	3.24%	3.74%
Efficiency ratio
Noninterest expense	$39,734	$36,726	$35,261	$76,460	$68,775
Less: Intangible amortization expense	991	990	1,050	1,981	2,101
Adjusted noninterest expense (i)	38,743	35,736	34,211	74,479	66,674
Net interest income	20,091	18,837	18,291	38,928	37,411
Noninterest income	38,230	27,189	29,984	65,419	55,058
Tax-equivalent adjustment	109	100	84	209	176
Total tax-equivalent revenue (j)	58,430	46,126	48,359	104,556	92,645
Efficiency ratio (i)/(j)	66.31%	77.47%	70.74%	71.23%	71.97%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2020 was $11.5 million, or $0.65 per diluted common share, compared to $8.3 million, or $0.59 per diluted common share, for the three months ended June 30, 2019. The increase of $3.2 million in net income was primarily due to an increase of $8.2 million in noninterest income and a $1.8 million increase in net interest income partially offset by an increase of $4.5 million in noninterest expense and a $1.7 million increase in provision expense. The increase in noninterest income was primarily attributable to mortgage banking from an increase of $8.8 million in realized gains on the sale of loans primarily due to an increase in mortgages originations. The increase in noninterest expense was primarily attributable to increases in compensation expenses also driven by an increase in mortgage originations.

Net income for the six months ended June 30, 2020 was $16.8 million, or $0.95 per diluted common share, compared to $14.8 million, or $1.05 per diluted common share, for the six months ended June 30, 2019. The increase of $2.0 million was due to increases of $10.4 million in noninterest income and $1.5 million in net interest income partially offset by an increase of $7.7 million in noninterest expense. The increase in noninterest income was primarily due to an $11.0 million increase in mortgage banking revenue as a result of an increase of $13.0 million in realized gains on sales of loans held for sale and an increase in mortgage originations, partially offset by a decrease in other noninterest income. The increase in noninterest expense was driven by an increase in compensation expense which was primarily a result of the increase in mortgage originations.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease impacts the comparability of net interest income between 2019 and 2020. We anticipate that our interest income will be significantly and adversely affected in future periods as a result of the COVID-19 pandemic, including as a result of the effects of lower interest rates.

Net interest income for the three months ended June 30, 2020 was $20.1 million, an increase of $1.8 million from $18.3 million for the three months ended June 30, 2019. The three months ended June 30, 2020 included a $1.8 million decrease in interest expense compared to the same period in 2019 and a $28 thousand increase in interest income. The decrease in interest expense was primarily driven by a decrease of $1.0 million in deposit interest expense and a decrease of $735 thousand in interest expense on short-term borrowings. The decrease in deposit interest expense for the three months ended June 30, 2020, compared to the same period 2019 was driven primarily by a 47 basis point reduction in average rate paid on interest-bearing deposits. The decrease in interest expense on short-term borrowings for the three months ended June 30, 2020, was primarily due to a $115.6 million decrease in the average balance in short-term borrowings. The increase in interest income was primarily driven by a $455 thousand increase in interest income from investment securities, offset by a $340 thousand decrease in interest and fees on loans. Interest and fees on loans decreased overall excluding the increase of $2.1 million in interest income on PPP loans.

Net interest income for the six months ended June 30, 2020 was $38.9 million, an increase of $1.5 million from $37.4 million for the six months ended June 30, 2019. The increase in net interest income was primarily driven by a decrease of $1.7 million in interest expense partially offset by a decrease of $176 thousand in interest income. The decrease in interest expense was driven by a decrease of $1.3 million in interest expense on short-term borrowings. The decrease in interest income was primarily driven by a $1.4 million decrease in interest and fees on loans. The decrease in interest expense on short-term borrowings was due to a $99.5 million decrease in the average balance on short-term borrowings. The decrease in interest and fees on loans was primarily driven by a 54 basis point decrease in the average yield on total loans. Interest and fees on loans decreased overall excluding the increase of $2.1 million increase in interest income on PPP loans.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended June 30, 2020 was 3.14%, compared to 3.62% for the same period in 2019. The net interest margin excluding PPP loans would have been 3.16% for the three months ended June 30, 2020. The decrease in net interest margin from the second quarter of 2019 was due to a 96 basis point lower average earning asset yield partially offset by a 60 basis point decrease in the average rate on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to a 2.08% decrease in the average yield earned on interest-bearing deposits with banks and a 75 basis point decrease in the average yield on total loans. The decline in loan yield was primarily due to PPP loan balances which averaged $273.8 million during the quarter with a yield of 3.01%. Commercial and industrial loans, excluding PPP loans, averaged $466.0 million during the quarter with a yield of 4.78%, a decrease of 75 basis points compared to the three months ended June 30, 2019. The decrease in the average rate on total interest-bearing deposits was primarily due to a 69 basis point decrease in the average rate on money market and savings deposits and a $115.6 million dollar decrease in the average balance on short-term borrowings.

Our net interest margin (FTE) for the six months ended June 30, 2020 was 3.24%, compared to 3.74% for the same period in 2019. The net interest margin excluding PPP loans would have been 3.44% for the six months ended June 30, 2020. The decrease in net interest margin was primarily attributable to a 79 basis point decrease on the average earning asset yield partially offset by a 34 basis point decrease in the average rate on interest-bearing liabilities. The decrease in the average earning asset yield was primarily the result of a 1.63% decrease in the average yield on interest-bearing deposits with banks as well as a 54 basis point reduction in the average yield on total loans. The decline in loan yield was primarily due to PPP loan balances which averaged $136.9 million for the six months ended June 30, 2020 with a yield of 3.01%. Commercial and industrial loans, excluding PPP loans, averaged $472.6 million with a yield of 5.02%, a decrease of 51 basis points compared to the six months ended June 30, 2019.The decrease in average rate on interest-bearing liabilities was the result of a 34 basis point decrease in the average rate on money market and savings deposits and a $99.5 million decrease in the average balance on short-term borrowings

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs that we expect to incur, we expect that our net interest income and net interest margin FTE will decrease significantly in future periods. These decreases will be offset by the processing fees received from PPP financing, which fees are being deferred and recognized as an adjustment to interest income over the life of the loans.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, and average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$153,197	$62	0.16%	$14,476	$81	2.24%
Investment securities (1)	369,247	2,068	2.25%	255,502	1,605	2.52%
Loans held for sale	69,606	465	2.69%	33,078	280	3.40%
Loans
Commercial:
Commercial and industrial	739,816	7,582	4.12%	485,645	6,698	5.53%
Real estate construction	31,660	353	4.48%	32,985	469	5.70%
Commercial real estate	513,497	5,508	4.31%	480,429	5,904	4.93%
Total commercial	1,284,973	13,443	4.21%	999,059	13,071	5.25%
Consumer
Residential real estate first mortgage	459,789	4,681	4.09%	444,280	4,619	4.17%
Residential real estate junior lien	163,345	1,944	4.79%	187,054	2,690	5.77%
Other revolving and installment	77,921	884	4.56%	93,687	1,080	4.62%
Total consumer	701,055	7,509	4.31%	725,021	8,389	4.64%
Total loans (1)	1,986,028	20,952	4.24%	1,724,080	21,460	4.99%
Federal Reserve/FHLB Stock	5,959	68	4.59%	10,468	136	5.21%
Total interest earning assets	2,584,037	23,615	3.68%	2,037,604	23,562	4.64%
Noninterest earning assets	156,293			163,191
Total assets	$2,740,330			$2,200,795
Interest-Bearing Liabilities
Interest-bearing demand deposits	$534,733	$405	0.30%	$425,260	$486	0.46%
Money market and savings deposits	900,812	1,504	0.67%	694,474	2,357	1.36%
Time deposits	201,147	649	1.30%	178,401	705	1.59%
Short-term borrowings	321	—	—%	115,892	735	2.54%
Long-term debt	58,747	857	5.87%	58,808	904	6.17%
Total interest-bearing liabilities	1,695,760	3,415	0.81%	1,472,835	5,187	1.41%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	692,500			478,868
Other noninterest-bearing liabilities	50,351			37,439
Stockholders’ equity	301,719			211,653
Total liabilities and stockholders’ equity	$2,740,330			$2,200,795
Net interest income		$20,200			$18,375
Net interest rate spread			2.87%			3.23%
Net interest rate margin (2)			3.14%			3.62%

	Six months ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$158,274	$564	0.72%	$12,865	$150	2.35%
Investment securities (1)	353,203	4,124	2.35%	255,060	3,223	2.55%
Loans held for sale	51,372	719	2.81%	23,079	386	3.37%
Loans
Commercial:
Commercial and industrial	609,553	13,854	4.57%	485,533	13,310	5.53%
Real estate construction	29,191	687	4.73%	32,079	905	5.69%
Commercial real estate	510,831	11,331	4.46%	480,135	11,728	4.93%
Total commercial	1,149,575	25,872	4.53%	997,747	25,943	5.24%
Consumer
Residential real estate first mortgage	460,258	9,380	4.10%	447,006	9,425	4.25%
Residential real estate junior lien	168,390	4,172	4.98%	188,076	5,417	5.81%
Other revolving and installment	80,587	1,854	4.63%	95,044	2,169	4.60%
Total consumer	709,235	15,406	4.37%	730,126	17,011	4.70%
Total loans (1)	1,858,810	41,278	4.47%	1,727,873	42,954	5.01%
Federal Reserve/FHLB Stock	5,860	136	4.67%	9,808	252	5.18%
Total interest earning assets	2,427,519	46,821	3.88%	2,028,685	46,965	4.67%
Noninterest earning assets	152,476			161,761
Total assets	$2,579,995			$2,190,446
Interest-Bearing Liabilities
Interest-bearing demand deposits	$496,880	$933	0.38%	$422,309	$893	0.43%
Money market and savings deposits	852,325	3,582	0.85%	689,508	4,057	1.19%
Time deposits	200,117	1,435	1.44%	181,990	1,347	1.49%
Short-term borrowings	161	—	—%	99,702	1,265	2.56%
Long-term debt	58,751	1,734	5.94%	58,810	1,816	6.23%
Total interest-bearing liabilities	1,608,234	7,684	0.96%	1,452,319	9,378	1.30%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	628,404			494,136
Other noninterest-bearing liabilities	45,136			38,206
Stockholders’ equity	298,221			205,785
Total liabilities and stockholders’ equity	$2,579,995			$2,190,446
Net interest income		$39,137			$37,587
Net interest rate spread			2.92%			3.37%
Net interest margin on FTE basis (2)			3.24%			3.74%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

	Three Months Ended June 30, 2020			Six months ended June 30, 2020
	Compared with			Compared with
	Three Months Ended June 30, 2019			Six months ended June 30, 2019
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$773	$(792)	$(19)	$1,699	$(1,285)	$414
Investment securities	713	(250)	463	1,244	(343)	901
Loans held for sale	309	(124)	185	474	(141)	333
Loans
Commercial:
Commercial and industrial	3,495	(2,611)	884	3,410	(2,866)	544
Real estate construction	(19)	(97)	(116)	(82)	(136)	(218)
Commercial real estate	405	(801)	(396)	753	(1,150)	(397)
Total commercial	3,881	(3,509)	372	4,081	(4,152)	(71)
Consumer
Residential real estate first mortgage	161	(99)	62	280	(325)	(45)
Residential real estate junior lien	(340)	(406)	(746)	(569)	(676)	(1,245)
Other revolving and installment	(181)	(15)	(196)	(331)	16	(315)
Total consumer	(360)	(520)	(880)	(620)	(985)	(1,605)
Total loans	3,521	(4,029)	(508)	3,461	(5,137)	(1,676)
Federal Reserve/FHLB Stock	(58)	(10)	(68)	(102)	(14)	(116)
Total interest income	5,258	(5,205)	53	6,776	(6,920)	(144)
Interest-bearing liabilities
Interest-bearing demand deposits	125	(206)	(81)	159	(119)	40
Money market and savings deposits	698	(1,551)	(853)	963	(1,438)	(475)
Time deposits	90	(146)	(56)	134	(46)	88
Short-term borrowings	(730)	(5)	(735)	(1,267)	2	(1,265)
Long-term debt	(1)	(46)	(47)	(2)	(80)	(82)
Total interest expense	182	(1,954)	(1,772)	(13)	(1,681)	(1,694)
Change in net interest income	$5,076	$(3,251)	$1,825	$6,789	$(5,239)	$1,550

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

We recorded a provision for loan losses of $3.5 million for the three months ended June 30, 2020, a $1.7 million increase compared to the $1.8 recorded for the three months ended June 30, 2019. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. We expect the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

We recorded a provision for loan losses of $6.0 million for the six months ended June 30, 2020, a $2.0 million increase compared to the $4.0 million for the six months ended June 30, 2019. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Retirement and benefit services	$13,710	$15,776	$29,930	$30,835
Wealth management	4,112	3,878	8,158	7,489
Mortgage banking	17,546	7,035	22,591	11,604
Service charges on deposit accounts	297	430	720	874
Net gains (losses) on investment securities	1,294	182	1,294	309
Other	1,271	2,683	2,726	3,947
Total noninterest income	$38,230	$29,984	$65,419	$55,058
Noninterest income as a % of revenue	65.55%	62.11%	62.69%	59.54%

Total noninterest income for the three months ended June 30, 2020 was $38.2 million, an increase of $8.2 million, or 27.5%, compared to $30.0 million for the three months ended June 30, 2019. The increase in noninterest income was primarily due to an increase of $10.5 million in mortgage banking revenue and a $1.1 million increase in net gains and losses on investment securities revenue, partially offset by a $2.1 million decrease in retirement and benefit services revenue. Mortgage banking revenue increased primarily due to a $185.5 million increase in mortgage originations compared to the three months ended June 30, 2019. The increase in net gains and losses on investment securities increased due to sales in the portfolio during the second quarter of 2020. Retirement and benefit services revenue decreased primarily due to a $2.4 million decrease in asset based fees as a result of a decline in assets under administration/management and a continued transition away from revenue sharing.

Total noninterest income for the six months ended June 30, 2020 was $65.4 million, an increase of $10.3 million or 18.8%, compared to $55.1 million for the six months ended June 30, 2019. The increase in noninterest income was primarily driven by an increase of $11.0 million in mortgage banking, partially offset by a $1.2 million decrease in other noninterest income. Mortgage banking revenue increased as mortgage originations increased from $371.7 million for the six months ended June 30, 2019 to $660.2 million for the six months ended June 30, 2020. Other noninterest income decreased $1.4 million in the second quarter of 2020 due to a $1.5 million gain on the sale of a branch in 2019.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of the COVID-19 pandemic and the related decline in global economic conditions and significant volatility in the global stock markets. We expect retirement and benefit services asset based revenue will be adversely affected by reduced assets under administration and assets under management, waived transaction and participant related fees, and a decline in ESOP transaction fees. We expect wealth management asset based revenue will be adversely affected by reduced assets under administration and assets under management and we also expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 65.6% for the three months ending June 30, 2020, compared to 62.1% for the three months ending June 30, 2019. The increase was due to noninterest income increasing by 27.5% while net interest income increased only 9.8%.

Noninterest income as a percentage of total operating revenue was 62.7% for the six months ending June 30, 2020, compared to 59.5% for the six months ending June 30, 2019. The increase was due to noninterest income increasing by 18.8% while net interest income increased only 4.1%.

See “NOTE 14 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Compensation	$21,213	$18,143	$39,944	$34,956
Employee taxes and benefits	4,747	5,160	10,055	10,588
Occupancy and equipment expense	2,869	2,641	5,624	5,386
Business services, software and technology expense	4,520	4,022	8,964	7,820
Intangible amortization expense	991	1,050	1,981	2,101
Professional fees and assessments	1,160	1,029	2,200	2,095
Marketing and business development	549	707	1,159	1,134
Supplies and postage	675	663	1,378	1,396
Travel	51	398	312	900
Mortgage and lending expenses	1,192	769	2,235	1,215
Other	1,767	679	2,608	1,184
Total noninterest expense	$39,734	$35,261	$76,460	$68,775

Total noninterest expense for the three months ended June 30, 2020 was $39.7 million, an increase of $4.4 million, or 12.7%, compared to $35.3 million for the three months ended June 30, 2019. The increase in noninterest expense was driven by increases of $3.1 million in compensation expenses, $1.1 million in other noninterest expense, $498 thousand in business services, software and technology expense, and $423 thousand in mortgage and lending expenses. Increases in compensation and mortgage and lending expenses were a direct result of increases in mortgage originations. The increase in other noninterest expense was a result of a $1.0 million increase in the provision for unfunded commitments.

Total noninterest expense for the six months ended June 30, 2020 was $76.5 million, an increase of $7.7 million, or 11.2%, compared to $68.8 million for the six months ended June 30, 2019. The increase in noninterest expense was due to increases of $5.0 million in compensation expense, $1.4 million in other noninterest expense, $1.1 in business services, software and technology expense, and $1.0 million in mortgage and lending expenses. The increases in compensation and mortgage and lending expenses were a result of increased mortgage originations for the six months ended June 30, 2020 compared to 2019. The increase in other noninterest expense was primarily due to a $1.5 million increase in the provision for unfunded commitments. The increase in business services, software and technology expense was due to our continued investment in software related and technology related to our “One Alerus” initiative.

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

For the three months ended June 30, 2020, we recognized income tax expense of $3.6 million on $15.1 million of pre-tax income, resulting in an effective tax rate of 23.9%, compared to income tax expense of $2.9 million on $11.2 million of pre-tax income for the three months ended June 30, 2019, resulting in an effective tax rate of 25.6%. The decrease in the effective tax rate was primarily due to additional tax benefits from non-taxable income for the three months ended June 30, 2020, as compared to the same period in 2019.

For the six months ended June 30, 2020, we recognized income tax expense of $5.1 million on $21.9 million of pre-tax income, resulting in an effective tax rate of 23.1%, compared to income tax expense of $4.9 million on $19.7 million of pre-tax income for the six months ended June 30, 2019, resulting in an effective tax rate of 24.9%. The decrease in the effective tax rate was primarily due to additional tax benefits from share-based compensation for the six-months ended June 30, 2020, as compared to the same period in 2019.

Financial Condition

Overview

Total assets were $2.9 billion as of June 30, 2020, an increase of $518.6 million, or 22.0%, as compared to December 31, 2019. The increase in total assets was primarily due to increases of $347.3 million in PPP loans, $83.4 million in available-for-sale investments, $54.9 million in loans held for sale, and $7.8 million in other assets.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer financing loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of June 30, 2020, the portfolio mix was 39.0% commercial and industrial, 25.5% commercial real estate, 30.1% residential real estate and 5.4% other categories. Commercial and industrial loans included $347.3 million of PPP loans as of June 30, 2020. Excluding PPP loans, the commercial and industrial loan portfolio group represents 26.5% of total loans.

The following table presents the composition of total loans outstanding by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$794,204	39.0%	$479,144	27.8%	$315,060	65.8%
Real estate construction	31,344	1.5%	26,378	1.5%	4,966	18.8%
Commercial real estate	519,104	25.5%	494,703	28.8%	24,401	4.9%
Total commercial	1,344,652	66.0%	1,000,225	58.1%	344,427	34.4%
Consumer
Residential real estate first mortgage	456,737	22.5%	457,155	26.6%	(418)	(0.1)%
Residential real estate junior lien	154,351	7.6%	177,373	10.3%	(23,022)	(13.0)%
Other revolving and installment	78,457	3.9%	86,526	5.0%	(8,069)	(9.3)%
Total consumer	689,545	34.0%	721,054	41.9%	(31,509)	(4.4)%
Total loans	$2,034,197	100.0%	$1,721,279	100.0%	$312,918	18.2%

(1)	Includes PPP loans of $347.3 million at June 30, 2020.

Total loans outstanding were $2.03 billion as of June 30, 2020, an increase of $312.9 million, or 18.2%, from December 31, 2019. The increase was primarily due to increases of $315.1 in commercial and industrial loans and $24.4 million in our commercial real estate loan portfolio, partially offset by a $31.5 million decrease in our consumer loan portfolio. The increase in commercial and industrial loans was due to an increase of $347.3 million in net PPP loans, offset by a decrease in $25.3 million due to a 7.86% decrease in operating line utilization.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company offered a payment deferral program for its lending clients that are adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of June 30, 2020, the Company had executed 515 of these deferrals on outstanding loan balances of $148.5 million. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2020.

	June 30, 2020
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$148,788	$586,709	$58,707	$794,204
Real estate construction	4,589	15,766	10,989	31,344
Commercial real estate	46,844	219,872	252,388	519,104
Total commercial	200,221	822,347	322,084	1,344,652
Consumer
Residential real estate first mortgage	20,224	18,971	417,542	456,737
Residential real estate junior lien	18,563	60,280	75,508	154,351
Other revolving and installment	11,219	56,162	11,076	78,457
Total consumer	50,006	135,413	504,126	689,545
Total loans	$250,227	$957,760	$826,210	$2,034,197
Sensitivity of loans to changes in interest rates
Fixed interest rates		$836,252	$361,697
Floating interest rates		121,508	464,513
Total		$957,760	$826,210

As of June 30, 2020, 62.1% of the loan portfolio bore interest at fixed rates and 37.9% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

Our strategy for credit risk management includes well-defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. We strive to identify potential problem loans early, take necessary charge-offs promptly, and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. We utilize an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings.

See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial	$25,353	$30,838
Real estate construction	257	1,259
Commercial real estate	27,999	32,409
Total commercial	53,609	64,506
Consumer
Residential real estate first mortgage	764	797
Residential real estate junior lien	3,102	1,251
Other revolving and installment	39	6
Total consumer	3,905	2,054
Total loans	$57,514	$66,560
Criticized loans as a percent of total loans	2.83%	3.87%

The following table presents information regarding nonperforming assets as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$5,328	$7,379
Accruing loans 90+ days past due	—	448
Total nonperforming loans	5,328	7,827
OREO and repossessed assets	26	8
Total nonperforming assets	5,354	7,835
Total restructured accruing loans	893	957
Total nonperforming assets and restructured accruing loans	$6,247	$8,792
Nonperforming loans to total loans	0.26%	0.45%
Nonperforming assets to total assets	0.19%	0.33%
Allowance for loan losses to nonperforming loans	512%	306%

The ratio of nonperforming loans to total loans at June 30, 2020 was 0.26%, and if PPP loans were excluded, this ratio would have been 0.32%. Nonperforming assets as a percentage of total assets was 0.19% at June 30, 2020. Excluding PPP loans, nonperforming assets as a percentage of total assets would have been 0.21%

Interest income lost on nonaccrual loans approximated $159 thousand and $20 thousand for the three months ended June 30, 2020 and 2019, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended June 30, 2020 and 2019.

Interest income lost on nonaccrual loans approximated $314 thousand and $147 thousand for the six months ended June 30, 2020 and 2019, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2020 and 2019.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance—beginning of period	$27,019	$22,638	$23,924	$22,174
Commercial loan charge-offs
Commercial and Industrial	(2,703)	(3,166)	(2,735)	(4,951)
Real estate construction	—	—	—	(1)
Commercial real estate	(865)	—	(865)	—
Total commercial loan charge-offs	(3,568)	(3,166)	(3,600)	(4,952)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	(12)	(30)	(12)	(134)
Other revolving and installment	(86)	(424)	(153)	(482)
Total consumer loan charge-offs	(98)	(454)	(165)	(616)
Total loan charge-offs	(3,666)	(3,620)	(3,765)	(5,568)
Commercial loan recoveries
Commercial and Industrial	321	227	914	293
Real estate construction	—	2	—	2
Commercial real estate	—	150	—	150
Total commercial recoveries	321	379	914	445
Consumer loan recoveries
Residential real estate first mortgage	5	—	5	—
Residential real estate junior lien	57	30	94	83
Other revolving and installment	20	22	84	95
Total consumer loan recoveries	82	52	183	178
Total loan recoveries	403	431	1,097	623
Net loan charge-offs (recoveries)	3,263	3,189	2,668	4,945
Commercial loan provision
Commercial and Industrial	278	818	348	4,225
Real estate construction	109	70	140	72
Commercial real estate	2,537	(228)	4,125	(664)
Total commercial loan provision	2,924	660	4,613	3,633
Consumer loan provision
Residential real estate first mortgage	459	(455)	1,220	(1)
Residential real estate junior lien	32	(51)	349	(44)
Other revolving and installment	171	433	263	387
Total consumer loan provision	662	(73)	1,832	342
Unallocated provision expense	(86)	1,210	(445)	42
Total loan loss provision	3,500	1,797	6,000	4,017
Balance—end of period	$27,256	$21,246	$27,256	$21,246
Total loans	$2,034,197	$1,713,452	$2,034,197	$1,713,452
Average total loans	1,986,028	1,724,080	1,858,810	1,727,873
Allowance for loan losses to total loans	1.34%	1.24%	1.34%	1.24%
Net charge-offs/(recoveries) to average total loans (annualized)	0.66%	0.74%	0.29%	0.58%

The allowance for loan losses was $27.3 million as of June 30, 2020, compared to $23.9 million as of December 31, 2019. The $3.4 million increase in the allowance for loan losses was due to additional provision for loan losses of $6.0 million, partially offset by net charge-offs of $2.6 million. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. As of June 30, 2020, the allowance for loan losses represented 1.34% of total loans. Excluding PPP loans, the ratio of allowance for loan losses to total loans increased 23 basis points to 1.62% at June 30, 2020, compared to 1.39% as of December 31, 2019. At June 30, 2020, the ratio of net charge-offs to average total loans was 0.66%, and if PPP loans were excluded, the ratio was 11 basis points higher at 0.77%.

Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	June 30, 2020		December 31, 2019
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,797	39.0%	$12,270	27.8%
Real estate construction	443	1.5%	303	1.5%
Commercial real estate	9,948	25.5%	6,688	28.8%
Residential real estate first mortgage	2,673	22.5%	1,448	26.6%
Residential real estate junior lien	1,102	7.6%	671	10.3%
Other revolving and installment	546	3.9%	352	5.0%
Unallocated	1,747	—%	2,192	—%
Total loans	$27,256	100.0%	$23,924	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $2.0 million as of June 30, 2020, an increase of $1.0 million, as compared to December 31, 2019.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $101.8 million as of June 30, 2020, an increase of $54.9 million, as compared to December 31, 2019. The increase in loans held for sale was primarily due to increased mortgage originations through June and investor pipeline capacity. Mortgage loan originations totaled $431.6 million for the three months ended June 30, 2020 compared to $261.3 million for the three months ended December 31, 2019.

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

The following table presents the fair value composition of our investment securities portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	$16,252	4.1%	$21,240	6.8%	$(4,988)	(23.5)%
Obligations of state and political agencies	114,153	29.0%	68,648	21.9%	45,505	66.3%
Mortgage backed securities
Residential Agency	214,707	54.6%	182,538	58.3%	32,169	17.6%
Commercial	27,926	7.1%	30,685	9.8%	(2,759)	(9.0)%
Asset backed securities	135	—%	144	—%	(9)	(6.3)%
Corporate bonds	20,554	5.2%	7,095	2.3%	13,459	189.7%
Total available-for-sale	393,727	100.0%	310,350	99.1%	83,377	26.9%
Equity	—	-%	2,808	0.9%	(2,808)	(100.0)%
Total investment securities	$393,727	100.0%	$313,158	100.0%	$80,569	25.7%

The securities available-for-sale presented in the following table are reported at fair value and by contractual maturity as of June 30, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of June 30, 2020
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$10,066	1.52%	$—	—%	$1,622	0.92%	$4,564	0.71%
Obligations of state and political agencies	2,086	1.49%	21,906	1.54%	53,000	1.93%	37,161	2.52%
Mortgage backed securities
Residential Agency	2	2.84%	2,663	2.35%	45,637	2.56%	166,405	2.37%
Commercial	—	—%	1,752	2.83%	6,505	2.35%	19,669	2.03%
Asset backed securities	—	—%	—	—%	—	—%	135	5.46%
Corporate bonds	6,081	2.57%	1,002	2.63%	11,480	4.92%	1,991	5.00%
Total available-for-sale	$18,235	1.87%	$27,323	1.75%	$118,244	2.51%	$229,925	2.35%

Deposits

Total deposits were $2.45 billion as of June 30, 2020, an increase of $481.8 million, or 24.4%, as compared to December 31, 2019. The increase in total deposits was due to an increase in interest-bearing deposits of $358.6 million and a $123.2 million increase in noninterest-bearing deposits. The increase in deposits was primarily due to higher customer balances resulting from PPP loans and the uncertain economic environment. The increase in interest-bearing deposits included an $89.7 million increase in synergistic deposits from our retirement and benefit services and wealth management segments. In addition, health savings account, or HSA, deposits were $128.6 million as of June 30, 2020, an increase of $8.8 million, or 7.4%, from December 31, 2019. Noninterest-bearing deposits as a percent of total deposits was 28.6% and 29.3% as of June 30, 2020 and December 31, 2019, respectively. Total deposits represented 95.5% of total liabilities as of June 30, 2020.

We expect that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas as a result of the COVID-19 pandemic and as clients continue to utilize funds received from PPP loans.

The following table presents the composition of our deposit portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$700,892	28.6%	$577,704	29.3%	$123,188	21.3%
Interest-bearing demand	579,840	23.6%	458,689	23.3%	121,151	26.4%
Money market and savings	968,690	39.5%	738,841	37.5%	229,849	31.1%
Time deposits	203,731	8.3%	196,082	9.9%	7,649	3.9%
Total deposits	$2,453,153	100.0%	$1,971,316	100.0%	$481,837	24.4%

The following table presents the average balances and rates of our deposit portfolio for the three months ended June 30, 2020 and 2019:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$692,500	—%	$478,868	—%
Interest-bearing demand	534,733	0.30%	425,260	0.46%
Money market and savings	900,812	0.67%	694,474	1.36%
Time deposits	201,147	1.30%	178,401	1.59%
Total deposits	$2,329,192	0.44%	$1,777,003	0.80%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

June 30,
(dollars in thousands)	2020
Maturing in:
3 months or less	$41,101
3 months to 6 months	52,781
6 months to 1 year	12,206
1 year or greater	12,321
Total	$118,409

Borrowings

Borrowings as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Subordinated notes	$49,656	84.5%	$49,625	84.4%	$31	0.1%
Junior subordinated debentures	8,561	14.6%	8,504	14.5%	57	0.7%
Finance lease liability	537	0.9%	640	1.1%	(103)	(16.0)%
Total borrowed funds	$58,754	100.0%	$58,769	100.0%	$(15)	—%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $20.0 million to $305.7 million as of June 30, 2020, compared to $285.7 million as of December 31, 2019. The increase in stockholders' equity was primarily impacted by $16.8 million of net income for the six months ended June 30, 2020, and an increase of $7.8 million of accumulated other comprehensive income. These increases were partially offset by $5.2 million in dividends declared on common stock. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 9.25% as of June 30, 2020, from 10.38% as of December 31, 2019. Tangible common equity to tangible assets would have been 10.55% as of June 30, 2020, if PPP loans were excluded.

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

At June 30, 2020 and December 31, 2019, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Capital Ratios	2020	2019
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	12.58%	12.48%
Tier 1 capital to risk weighted assets	12.99%	12.90%
Total capital to risk weighted assets	16.70%	16.73%
Tier 1 capital to average assets	9.75%	11.05%
Tangible common equity to tangible assets (1)	9.25%	10.38%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.99%	11.91%
Tier 1 capital to risk weighted assets	11.99%	11.91%
Total capital to risk weighted assets	13.24%	13.15%
Tier 1 capital to average assets	9.00%	10.20%

(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of June 30, 2020, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 17 Regulatory Matters” to the consolidated financial statements for additional information

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of June 30, 2020.

	June 30, 2020
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$2,293	$4,066	$1,993	$1,913	$10,265
Time deposits	172,598	18,410	6,620	6,103	203,731
Subordinated notes payable	—	—	—	49,656	49,656
Junior subordinated debenture (Trust I)	—	—	—	3,424	3,424
Junior subordinated debenture (Trust II)	—	—	—	5,137	5,137
Finance lease liability	251	335	—	—	586
Total contractual obligations	$175,142	$22,811	$8,613	$66,233	$272,799

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of these commitments is considered immaterial for disclosure purposes.

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of June 30, 2020 and December 31, 2019, is as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$600,269	$586,365
Standby letters of credit	7,387	8,516
Total	$607,656	$594,881

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

As of June 30, 2020, we had on balance sheet liquidity of $354.6 million, compared to $250.7 million as of December 31, 2019. On balance sheet liquidity includes total due from banks, federal funds sold, interest-bearing deposits with banks, unencumbered securities available-for-sale, and over collateralized securities pledging positions.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2020, we had no outstanding fed funds purchased from the FHLB and $580.2 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $579.9 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of June 30, 2020 and December 31, 2019.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of COVID-19 could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrowers’ needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that we would take in response to both a short-term and long-term funding crisis.

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations. Such a crisis would likely be temporary in nature and would not involve a change in credit ratings. A long-term funding crisis would most likely be the result of both external and internal factors and would most likely result in drastic credit deterioration. Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

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

Management regularly reviews our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. The ALCO reviews, on at least a quarterly basis, the interest rate risk position.

The interest-rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure.

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

The estimated impact on our net interest income as of June 30, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2020		December 31, 2019
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	4.1%	−3.1%	5.5%	12.2%
+300 basis points	2.8%	−5.9%	4.2%	9.0%
+200 basis points	1.6%	−8.8%	2.9%	5.7%
+100 basis points	0.4%	−11.8%	1.5%	2.4%
−100 basis points	1.3%	−15.7%	−5.4%	−11.9%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

Management uses economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

The table below presents the change in the economic value of equity as of June 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates.

	June 30,	December 31,
	2020	2019
+400 basis points	17.0%	12.8%
+300 basis points	15.7%	11.4%
+200 basis points	13.1%	9.2%
+100 basis points	9.0%	6.1%
−100 basis points	−48.1%	−23.2%
−200 basis points	N/A %	N/A %

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of Coronavirus Disease 2019, or COVID-19, has led to an economic recession and other severe disruptions to the U.S. economy and has adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. As a result, we are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse, and potentially material.

Currently, COVID-19 is spreading through the United States and the world. The spread of COVID-19 has caused severe disruptions to the U.S. economy at large, and for small businesses, in particular, which has disrupted our operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse, and potentially material. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity, and caused significant volatility in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant loan defaults and slowdowns in our loan collections. We expect retirement and benefit services and wealth management asset based revenue will be adversely affected by reduced assets under administration and assets under management, and we also expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government has introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire, our borrowers may not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the retail, restaurant, and hospitality industries and are located in areas that are, or were, quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and consumer loan portfolios. Any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:

●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA referred to as the PPP. In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

●	requiring banks to focus on business continuity and pandemic planning;
●	adding pandemic scenarios to stress testing;
●	encouraging bank use of capital conservation buffers and reserves in lending programs;
●	permitting certain regulatory reporting extensions;
●	reducing margin requirements on swaps;
●	permitting certain otherwise prohibited investments in investment funds;
●	issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
●	providing credit under the CRA for certain pandemic-related loans, investments, and public service.

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Further, we rely upon third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized and such funds became available for PPP loans beginning on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through June 30, 2020, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: August 6, 2020	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)