Form 10-Q
period 2020-09-30
ALERUS FINANCIAL CORP
filed 2020-11-05
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding at October 31, 2020 was 17,121,863.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2020	2019
Assets
Cash and cash equivalents	$95,751	$144,006
Investment securities, at fair value
Available-for-sale	495,414	310,350
Equity	—	2,808
Loans held for sale	111,311	46,846
Loans	2,058,419	1,721,279
Allowance for loan losses	(31,337)	(23,924)
Net loans	2,027,082	1,697,355
Land, premises and equipment, net	20,493	20,629
Operating lease right-of-use assets	8,168	8,343
Accrued interest receivable	9,199	7,551
Bank-owned life insurance	32,161	31,566
Goodwill	27,329	27,329
Other intangible assets	15,421	18,391
Servicing rights	2,579	3,845
Deferred income taxes, net	8,628	7,891
Other assets	45,273	29,968
Total assets	$2,898,809	$2,356,878
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$693,450	$577,704
Interest-bearing	1,768,920	1,393,612
Total deposits	2,462,370	1,971,316
Long-term debt	58,745	58,769
Operating lease liabilities	8,671	8,864
Accrued expenses and other liabilities	47,020	32,201
Total liabilities	2,576,806	2,071,150
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,121,863 and 17,049,551 issued and outstanding	17,122	17,050
Additional paid-in capital	89,757	88,650
Retained earnings	204,581	178,092
Accumulated other comprehensive income (loss)	10,543	1,936
Total stockholders’ equity	322,003	285,728
Total liabilities and stockholders’ equity	$2,898,809	$2,356,878

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans, including fees	$21,962	$21,886	$63,876	$65,171
Investment securities
Taxable	1,973	1,374	5,497	4,021
Exempt from federal income taxes	238	163	712	618
Other	116	202	816	603
Total interest income	24,289	23,625	70,901	70,413
Interest Expense
Deposits	1,683	3,506	7,633	9,802
Short-term borrowings	—	539	—	1,805
Long-term debt	841	899	2,575	2,714
Total interest expense	2,524	4,944	10,208	14,321
Net interest income	21,765	18,681	60,693	56,092
Provision for loan losses	3,500	1,498	9,500	5,515
Net interest income after provision for loan losses	18,265	17,183	51,193	50,577
Noninterest Income
Retirement and benefit services	15,104	15,307	45,034	46,142
Wealth management	4,486	3,896	12,644	11,385
Mortgage banking	22,269	8,135	44,860	19,739
Service charges on deposit accounts	355	447	1,075	1,321
Net gains (losses) on investment securities	1,428	48	2,722	357
Other	1,614	1,747	4,340	5,694
Total noninterest income	45,256	29,580	110,675	84,638
Noninterest Expense
Compensation	22,740	20,041	62,684	54,997
Employee taxes and benefits	5,033	4,600	15,088	15,188
Occupancy and equipment expense	2,768	2,700	8,392	8,086
Business services, software and technology expense	4,420	4,224	13,384	12,044
Intangible amortization expense	990	990	2,971	3,091
Professional fees and assessments	1,031	1,051	3,231	3,146
Marketing and business development	929	890	2,088	2,024
Supplies and postage	247	631	1,625	2,027
Travel	26	435	338	1,335
Mortgage and lending expenses	1,231	751	3,466	1,966
Other	799	1,014	3,407	2,198
Total noninterest expense	40,214	37,327	116,674	106,102
Income before income taxes	23,307	9,436	45,194	29,113
Income tax expense	5,648	2,332	10,698	7,225
Net income	$17,659	$7,104	$34,496	$21,888
Per Common Share Data
Basic earnings per common share	$1.01	$0.49	$1.98	$1.53
Diluted earnings per common share	$0.99	$0.48	$1.94	$1.49
Dividends declared per common share	$0.15	$0.14	$0.45	$0.42
Average common shares outstanding	17,121	14,274	17,101	13,957
Diluted average common shares outstanding	17,453	14,626	17,435	14,317

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$17,659	$7,104	$34,496	$21,888
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	2,459	2,187	14,212	9,307
Reclassification adjustment for losses (gains) realized in income	(1,428)	(49)	(2,722)	(379)
Total other comprehensive income (loss), before tax	1,031	2,138	11,490	8,928
Income tax expense (benefit) related to items of other comprehensive income	259	538	2,883	2,242
Other comprehensive income (loss), net of tax	772	1,600	8,607	6,686
Total comprehensive income	$18,431	$8,704	$43,103	$28,574

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$—	$305,732
Net income	—	—	17,659	—	—	17,659
Other comprehensive income (loss)	—	—	—	772	—	772
Common stock repurchased	—	(29)	(7)	—	—	(36)
Common stock dividends	—	—	(2,599)	—	—	(2,599)
Stock-based compensation expense	—	475	—	—	—	475
Vesting of restricted stock	2	(2)	—	—	—	—
Balance as of September 30, 2020	$17,122	$89,757	$204,581	$10,543	$—	$322,003

	Nine months ended September 30, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728
Net income	—	—	34,496	—	—	34,496
Other comprehensive income (loss)	—	—	—	8,607	—	8,607
Common stock repurchased	(15)	(140)	(217)	—	—	(372)
Common stock dividends	—	—	(7,790)	—	—	(7,790)
Share‑based compensation expense	14	1,320	—	—	—	1,334
Vesting of restricted stock	73	(73)	—	—	—	—
Balance as of September 30, 2020	$17,122	$89,757	$204,581	$10,543	$—	$322,003

	Three months ended September 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of June 30, 2019	$13,816	$28,676	$169,788	$1,485	$(34,494)	$179,271
Net income	—	—	7,104	—	—	7,104
Other comprehensive income (loss)	—	—	—	1,600	—	1,600
Common stock repurchased	(77)	(275)	(1,489)	—	—	(1,841)
Common stock dividends	—	—	(2,364)	—	—	(2,364)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515	—	—	—	62,804
Stock-based compensation expense	—	335	—	—	—	335
Vesting of restricted stock	21	(21)	—	—	—	—
Balance as of September 30, 2019	$17,049	$88,230	$173,039	$3,085	$—	$281,403

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended September 30, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	21,888	—	—	21,888
Other comprehensive income (loss)	—	—	—	6,686	—	6,686
Common stock repurchased	(82)	(291)	(1,574)	—	—	(1,947)
Common stock dividends	—	—	(6,312)	—	—	(6,312)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515				62,804
Share‑based compensation expense	13	1,317	—	—	—	1,330
Vesting of restricted stock	54	(54)	—	—	—	—
Balance as of September 30, 2019	$17,049	$88,230	$173,039	$3,085	$—	$281,403

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Operating Activities
Net income	$34,496	$21,888
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(3,620)	149
Provision for loan losses	9,500	5,515
Depreciation and amortization	6,657	6,500
Amortization and accretion of premiums/discounts on investment securities	1,140	832
Amortization of operating lease right-of-use assets	(18)	3
Stock-based compensation	1,334	1,330
Increase in value of bank-owned life insurance	(595)	(601)
Realized loss (gain) on sale of branch	—	(1,544)
Realized loss (gain) on sale of fixed assets	—	(541)
Realized loss (gain) on derivative instruments	(3,282)	(3,086)
Realized loss (gain) on loans sold	(37,220)	(12,885)
Realized loss (gain) on sale of foreclosed assets	(26)	(120)
Realized loss (gain) on sale of investment securities	(2,722)	(379)
Realized loss (gain) on servicing rights	574	(213)
Net change in:
Securities held for trading	—	1,539
Loans held for sale	(27,325)	(38,294)
Accrued interest receivable	(1,648)	151
Other assets	(2,842)	6,122
Accrued expenses and other liabilities	5,754	15,566
Net cash provided (used) by operating activities	(19,843)	1,932
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	74,630	32,565
Proceeds from maturities of investment securities available-for-sale	39,208	27,818
Purchases of investment securities available-for-sale	(285,830)	(80,450)
Net (increase) decrease in equity securities	2,808	490
Net (increase) decrease in loans	(339,758)	14,213
Proceeds from sale of branch	—	10,379
Proceeds from sale of fixed assets	—	875
Purchases of premises and equipment	(2,761)	(2,450)
Proceeds from sales of foreclosed assets	555	1,006
Net cash provided (used) by investing activities	(511,148)	4,446
Financing Activities
Net increase (decrease) in deposits	491,054	53,241
Net increase (decrease) in short-term borrowings	—	(93,460)
Repayments of long-term debt	(156)	(181)
Cash dividends paid on common stock	(7,790)	(6,312)
Repurchase of common stock	(372)	(1,947)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	—	62,804
Net cash provided (used) by financing activities	482,736	14,145
Net change in cash and cash equivalents	(48,255)	20,523
Cash and cash equivalents at beginning of period	144,006	40,651
Cash and cash equivalents at end of period	$95,751	$61,174

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
Supplemental Cash Flow Disclosures	2020	2019
Cash paid for:
Interest	$9,838	$13,162
Income taxes	11,041	5,550
Non-cash information
Loan collateral transferred to foreclosed assets	531	766
Unrealized gain (loss) on investment securities available-for-sale	8,607	6,686
Initial recognition of operating lease right-of-use assets	—	10,475
Initial recognition of operating lease liabilities	—	10,996
Right-of-use assets obtained in exchange for new operating leases	1,531	—
ESOP repurchase obligation termination	—	34,494

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Significant Accounting Policies

Organization

Alerus Financial Corporation, or the Company, is a financial holding company organized under the laws of the state of Delaware. The Company and its subsidiaries operate as a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, or the Bank, the Company provides financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management, and mortgage.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, or the agencies, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” or ASC 310-40, a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Boards, or FASB, that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance has not had a material impact on the Company’s financial statements for disclosure of the impact to date.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2020.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020, and did not have an impact on the Company’s consolidated financial statements.

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

As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard but continues to work on its implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics, and quality of our loan portfolio, as well as the general economic conditions and forecasts as of the adoption date.

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

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$16,075	$34	$(17)	$16,092
Obligations of state and political agencies	142,308	4,908	—	147,216
Mortgage backed securities
Residential agency	203,812	7,933	(45)	211,700
Commercial	86,502	1,092	(52)	87,542
Asset backed securities	123	8	—	131
Corporate bonds	32,518	244	(29)	32,733
Total available-for-sale investment securities	$481,338	$14,219	$(143)	$495,414

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,246	$9	$(15)	$21,240
Obligations of state and political agencies	68,162	647	(161)	68,648
Mortgage backed securities
Residential agency	180,411	2,258	(131)	182,538
Commercial	30,752	101	(168)	30,685
Asset backed securities	139	5	—	144
Corporate bonds	7,054	41	—	7,095
Total available-for-sale investment securities	$307,764	$3,061	$(475)	$310,350

The following tables present unrealized losses and fair values for available-for-sale investment securities as of September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(9)	$4,694	$(8)	$1,309	$(17)	$6,003
Obligations of state and political agencies	—	590	—	—	—	590
Mortgage backed securities
Residential agency	(45)	15,481	—	—	(45)	15,481
Commercial	(48)	25,292	(4)	2,603	(52)	27,895
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(29)	5,971	—	—	(29)	5,971
Total available-for-sale investment securities	$(131)	$52,028	$(12)	$3,914	$(143)	$55,942

	December 31, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(5)	$1,740	$(10)	$9,990	$(15)	$11,730
Obligations of state and political agencies	(140)	11,959	(21)	5,798	(161)	17,757
Mortgage backed securities
Residential agency	(52)	17,131	(79)	14,036	(131)	31,167
Commercial	(116)	15,235	(52)	6,195	(168)	21,430
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(313)	$46,067	$(162)	$36,019	$(475)	$82,086

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and estimated fair value of the available-for-sale investment securities as of September 30, 2020, by contractual maturity:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$16,132	$16,211
Due after one year through five years	26,821	27,459
Due after five years through ten years	145,310	150,121
Due after 10 years	293,075	301,623
Total available-for-sale investment securities	$481,338	$495,414

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $115.4 million and $136.2 million were pledged as of September 30, 2020 and December 31, 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and nine months ended September 30, 2020 and 2019, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds	$35,125	$10,934	$74,630	$32,565
Realized gains	1,428	59	2,722	357
Realized losses	—	(11)	—	(22)

As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Federal Reserve	$2,675	$2,675
FHLB	3,169	3,080

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2020, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of September 30, 2020 and December 31, 2019, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial (1)	$789,036	$479,144
Real estate construction	33,169	26,378
Commercial real estate	535,216	494,703
Total commercial	1,357,421	1,000,225
Consumer
Residential real estate first mortgage	469,050	457,155
Residential real estate junior lien	152,487	177,373
Other revolving and installment	79,461	86,526
Total consumer	700,998	721,054
Total loans	$2,058,419	$1,721,279

(1)	Included Paycheck Protection Program, or PPP, loans of $348.9 million at September 30, 2020.

Total loans included net deferred loan fees and costs of $7.8 million and $1.0 million at September 30, 2020 and December 31, 2019, respectively. Deferred loan fees on PPP loans were $7.4 million at September 30, 2020.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurements of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status. Loan modifications made in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, are included as accruing current.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$784,282	$1,914	$—	$2,840	$789,036
Real estate construction	32,384	785	—	—	33,169
Commercial real estate	530,984	2,903	—	1,329	535,216
Total commercial	1,347,650	5,602	—	4,169	1,357,421
Consumer
Residential real estate first mortgage	466,551	2,042	—	457	469,050
Residential real estate junior lien	152,111	207	—	169	152,487
Other revolving and installment	79,221	240	—	—	79,461
Total consumer	697,883	2,489	—	626	700,998
Total loans	$2,045,533	$8,091	$—	$4,795	$2,058,419

	December 31, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$473,900	$382	$—	$4,862	$479,144
Real estate construction	26,251	127	—	—	26,378
Commercial real estate	492,707	556	—	1,440	494,703
Total commercial	992,858	1,065	—	6,302	1,000,225
Consumer
Residential real estate first mortgage	455,244	666	448	797	457,155
Residential real estate junior lien	176,915	184	—	274	177,373
Other revolving and installment	86,172	348	—	6	86,526
Total consumer	718,331	1,198	448	1,077	721,054
Total loans	$1,711,189	$2,263	$448	$7,379	$1,721,279

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$759,808	$8,706	$20,522	$—	$789,036
Real estate construction	32,140	783	246	—	33,169
Commercial real estate	501,913	7,265	26,038	—	535,216
Total commercial	1,293,861	16,754	46,806	—	1,357,421
Consumer
Residential real estate first mortgage	467,168	1,413	469	—	469,050
Residential real estate junior lien	149,290	2,005	1,192	—	152,487
Other revolving and installment	79,461	—	—	—	79,461
Total consumer	695,919	3,418	1,661	—	700,998
Total loans	$1,989,780	$20,172	$48,467	$—	$2,058,419

	December 31, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$448,306	$9,585	$21,253	$—	$479,144
Real estate construction	25,119	282	977	—	26,378
Commercial real estate	462,294	2,359	30,050	—	494,703
Total commercial	935,719	12,226	52,280	—	1,000,225
Consumer
Residential real estate first mortgage	456,358	—	797	—	457,155
Residential real estate junior lien	176,122	—	1,251	—	177,373
Other revolving and installment	86,520	—	6	—	86,526
Total consumer	719,000	—	2,054	—	721,054
Total loans	$1,654,719	$12,226	$54,334	$—	$1,721,279

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,797	$(846)	$(10)	$432	$10,373
Real estate construction	443	40	—	—	483
Commercial real estate	9,948	1,828	—	95	11,871
Total commercial	21,188	1,022	(10)	527	22,727
Consumer
Residential real estate first mortgage	2,673	1,694	—	—	4,367
Residential real estate junior lien	1,102	28	—	81	1,211
Other revolving and installment	546	108	(41)	24	637
Total consumer	4,321	1,830	(41)	105	6,215
Unallocated	1,747	648	—	—	2,395
Total	$27,256	$3,500	$(51)	$632	$31,337

	Nine months ended September 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$(498)	$(2,745)	$1,346	$10,373
Real estate construction	303	180	—	—	483
Commercial real estate	6,688	5,953	(865)	95	11,871
Total commercial	19,261	5,635	(3,610)	1,441	22,727
Consumer
Residential real estate first mortgage	1,448	2,914	—	5	4,367
Residential real estate junior lien	671	377	(12)	175	1,211
Other revolving and installment	352	371	(194)	108	637
Total consumer	2,471	3,662	(206)	288	6,215
Unallocated	2,192	203	—	—	2,395
Total	$23,924	$9,500	$(3,816)	$1,729	$31,337

	Three months ended September 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$11,694	$(962)	$(324)	$538	$10,946
Real estate construction	323	25	—	—	348
Commercial real estate	5,765	(4)	—	—	5,761
Total commercial	17,782	(941)	(324)	538	17,055
Consumer
Residential real estate first mortgage	1,155	(139)	—	—	1,016
Residential real estate junior lien	710	157	(20)	49	896
Other revolving and installment	380	1	(31)	28	378
Total consumer	2,245	19	(51)	77	2,290
Unallocated	1,219	2,420	—	—	3,639
Total	$21,246	$1,498	$(375)	$615	$22,984

	Nine months ended September 30, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$3,263	$(5,275)	$831	$10,946
Real estate construction	250	97	(1)	2	348
Commercial real estate	6,279	(668)	—	150	5,761
Total commercial	18,656	2,692	(5,276)	983	17,055
Consumer
Residential real estate first mortgage	1,156	(140)	—	—	1,016
Residential real estate junior lien	805	113	(154)	132	896
Other revolving and installment	380	388	(513)	123	378
Total consumer	2,341	361	(667)	255	2,290
Unallocated	1,177	2,462	—	—	3,639
Total	$22,174	$5,515	$(5,943)	$1,238	$22,984

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$3,497	$785,539	$789,036	$379	$9,994	$—	$10,373
Real estate construction	—	33,169	33,169	—	483	—	483
Commercial real estate	1,525	533,691	535,216	9	11,862	—	11,871
Total commercial	5,022	1,352,399	1,357,421	388	22,339	—	22,727
Consumer
Residential real estate first mortgage	457	468,593	469,050	—	4,367	—	4,367
Residential real estate junior lien	229	152,258	152,487	19	1,192	—	1,211
Other revolving and installment	—	79,461	79,461	—	637	—	637
Total consumer	686	700,312	700,998	19	6,196	—	6,215
Total loans	$5,708	$2,052,711	$2,058,419	$407	$28,535	$2,395	$31,337

	December 31, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$976	$478,168	$479,144	$189	$12,081	$—	$12,270
Real estate construction	—	26,378	26,378	—	303	—	303
Commercial real estate	5,925	488,778	494,703	2,946	3,742	—	6,688
Total commercial	6,901	993,324	1,000,225	3,135	16,126	—	19,261
Consumer
Residential real estate first mortgage	782	456,373	457,155	—	1,448	—	1,448
Residential real estate junior lien	266	177,107	177,373	—	671	—	671
Other revolving and installment	5	86,521	86,526	3	349	—	352
Total consumer	1,053	720,001	721,054	3	2,468	—	2,471
Total loans	$7,954	$1,713,325	$1,721,279	$3,138	$18,594	$2,192	$23,924

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	September 30, 2020			December 31, 2019
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$2,523	$2,609	$379	$639	$727	$189
Commercial real estate	196	196	9	5,718	5,823	2,946
Residential real estate junior lien	19	20	19	—	—	—
Other revolving and installment	—	—	—	5	6	3
Total impaired loans with a valuation allowance	2,738	2,825	407	6,362	6,556	3,138
Impaired loans without a valuation allowance
Commercial and industrial	974	1,159	—	337	1,110	—
Commercial real estate	1,329	1,448	—	207	236	—
Residential real estate first mortgage	457	469	—	782	797	—
Residential real estate junior lien	210	256	—	266	372	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	2,970	3,332	—	1,592	2,515	—
Total impaired loans
Commercial and industrial	3,497	3,768	379	976	1,837	189
Commercial real estate	1,525	1,644	9	5,925	6,059	2,946
Residential real estate first mortgage	457	469	—	782	797	—
Residential real estate junior lien	229	276	19	266	372	—
Other revolving and installment	—	—	—	5	6	3
Total impaired loans	$5,708	$6,157	$407	$7,954	$9,071	$3,138

The table below presents the average recorded investment in impaired loans and interest income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020		2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$2,541	$14	$1,964	$4
Commercial real estate	197	8	1,623	2
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	19	—	619	1
Other revolving and installment	—	—	5	—
Total impaired loans with a valuation allowance	2,757	22	4,211	7
Impaired loans without a valuation allowance
Commercial and industrial	1,013	24	1,206	7
Commercial real estate	1,330	—	—	—
Residential real estate first mortgage	459	—	183	—
Residential real estate junior lien	211	3	297	—
Other revolving and installment	—	—	2	—
Total impaired loans without a valuation allowance	3,013	27	1,688	7
Total impaired loans
Commercial and industrial	3,554	38	3,170	11
Commercial real estate	1,527	8	1,623	2
Residential real estate first mortgage	459	—	183	—
Residential real estate junior lien	230	3	916	1
Other revolving and installment	—	—	7	—
Total impaired loans	$5,770	$49	$5,899	$14

	Nine Months Ended September 30,
	2020		2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$3,815	$14	$2,473	$12
Commercial real estate	200	8	1,668	6
Residential real estate junior lien	20	—	621	3
Other revolving and installment	—	—	5	—
Total impaired loans with a valuation allowance	4,035	22	4,767	21
Impaired loans without a valuation allowance
Commercial and industrial	1,154	26	2,979	23
Real estate construction	—	—	—	—
Commercial real estate	1,699	—	—	—
Residential real estate first mortgage	467	—	92	—
Residential real estate junior lien	217	3	302	—
Other revolving and installment	—	—	4	—
Total impaired loans without a valuation allowance	3,537	29	3,377	23
Total impaired loans
Commercial and industrial	4,969	40	5,452	35
Real estate construction	—	—	—	—
Commercial real estate	1,899	8	1,668	6
Residential real estate first mortgage	467	—	92	—
Residential real estate junior lien	237	3	923	3
Other revolving and installment	—	—	9	—
Total impaired loans	$7,572	$51	$8,144	$44

Loans with a carrying value of $1.2 billion as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the third quarter of 2020, there were no loans modified as a TDR. As of September 30, 2020, the Company had entered into modifications on 552 loans representing $151.4 million in principal balances, since the beginning of the pandemic. Of those loans, 27 loans with a total outstanding principal balance of $16.9 million, have been granted second deferral, 56 loans with a total outstanding principal balance of $12.0 million remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020. During the first quarter of 2019, there was one loan modified as a TDR as a result of extending the amortization period. As of December 31, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was no specific reserve for loan losses allocated to the loan modified as troubled debt restructuring.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Banking	$20,131	$20,131
Retirement and benefit services	7,198	7,198
Total goodwill	$27,329	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$31,857	$(16,689)	$15,168	$31,857	$(14,287)	$17,570
Core deposit intangible assets	3,793	(3,540)	253	4,993	(4,172)	821
Total intangible assets	$35,650	$(20,229)	$15,421	$36,850	$(18,459)	$18,391

Amortization of intangible assets was $1.0 million for each of the three months ended September 30, 2020, and 2019, respectively. Amortization of intangible assets was $3.0 and $3.1 million for the nine months ended September 30, 2020, and 2019, respectively.

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of September 30, 2020.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $476.3 million and $541.9 million as of September 30, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$2,891	$4,300	$3,845	$4,623
Additions	42	179	154	279
Amortization	(296)	(287)	(692)	(690)
(Impairment)/Recovery	(58)	(46)	(728)	(66)
Balance, end of period	$2,579	$4,146	$2,579	$4,146

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2020 and December 31, 2019. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2020	2019
Fair value of servicing rights	$2,579	$3,845
Weighted-average remaining term, years	20.0	20.1
Prepayment speeds	23.8%	11.8%
Discount rate	9.0%	9.4%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for offices and office equipment rentals with terms extending through 2027. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. The Company has one existing finance lease for the Company’s headquarters building with a lease term through 2022.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements.

		September 30,	December 31,
(dollars in thousands)		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,168	$8,343
Finance lease right-of-use assets	Land, premises and equipment, net	231	318
Total lease right-of-use assets		$8,399	$8,661
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$8,671	$8,864
Finance lease liabilities	Long-term debt	484	640
Total lease liabilities		$9,155	$9,504

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

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term, years
Operating leases	5.5	6.2
Finance leases	0.8	2.8
Weighted-average discount rate
Operating leases	2.8%	3.1%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ending September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Lease costs
Operating lease cost	$634	$602	$1,825	$1,772
Variable lease cost	223	222	888	633
Short-term lease cost	102	122	304	416
Finance lease cost
Interest on lease liabilities	10	14	33	45
Amortization of right-of-use assets	29	29	87	87
Sublease income	(57)	(65)	(175)	(202)
Net lease cost	$941	$924	$2,962	$2,751
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$628	$600	$1,807	$1,774
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	1,531	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
September 30, 2021	$251	$2,179
September 30, 2022	251	2,095
September 30, 2023	21	1,832
September 30, 2024	—	1,065
September 30, 2025	—	707
Thereafter	—	1,753
Total future minimum lease payments	$523	$9,631
Amounts representing interest	(39)	(960)
Total operating lease liabilities	$484	$8,671

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing	$693,450	$577,704
Interest-bearing
Interest-bearing demand	590,366	458,689
Savings accounts	78,659	55,777
Money market savings	892,473	683,064
Time deposits	207,422	196,082
Total interest-bearing	1,768,920	1,393,612
Total deposits	$2,462,370	$1,971,316

NOTE 9 Short-Term Borrowings

There were no short-term borrowings outstanding as of September 30, 2020 and December 31, 2019.

The following table presents information related to short-term borrowings for the three and nine months ending September 30, 2020 and 2019:

	Three months ended
	September 30,
(dollars in thousands)	2020	2019
Fed funds purchased
Balance as of end of period	$—	$—
Average daily balance	—	61,386
Maximum month-end balance	—	124,250
Weighted-average rate
During period	—%	2.40%
End of period	—%	2.30%
FHLB Short-term advances
Balance as of end of period	$—	$—
Average daily balance	—	25,815
Maximum month-end balance	—	—
Weighted-average rate
During period	—%	2.58%
End of period	—%	—%

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Fed funds purchased
Balance as of end of period	$—	$—
Average daily balance	107	82,504
Maximum month-end balance	—	139,605
Weighted-average rate
During period	—%	2.54%
End of period	—%	2.30%
FHLB Short-term advances
Balance as of end of period	$—	$—
Average daily balance	—	12,985
Maximum month-end balance	—	135,000
Weighted-average rate
During period	—%	2.44%
End of period	—%	—%

NOTE 10 Long-Term Debt

Long-term debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,672	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,436	Three-month LIBOR + 3.10%	3.33%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,153	Three-month LIBOR + 1.80%	2.05%	9/15/2036	9/15/2011
Finance lease liability	2,700	484	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,745

	December 31, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,625	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,402	Three-month LIBOR + 3.10%	5.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,102	Three-month LIBOR + 1.80%	3.69%	9/15/2036	9/15/2011
Finance lease liability	2,700	640	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,769

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$596,642	$586,365
Standby letters of credit	7,073	8,516
Total	$603,715	$594,881

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

The Company utilizes standby letters of credit issued by either the Federal Home Loan Bank or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the Federal Home Loan Bank as of September 30, 2020 and December 31, 2019. With the Bank of North Dakota, the Company had $19.0 million of letters of credit outstanding as of September 30, 2020 and $20.0 million as of December 31, 2019. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $239.3 million and $242.0 million as of September 30, 2020 and December 31, 2019, respectively.

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

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2020, 28,242 stock awards and 49,604 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $475 thousand and $335 thousand for the three months ended September 30, 2020 and 2019, respectively. Compensation expense relating to awards under these plans was $1.3 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the activity in the stock plans for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	347,211	$18.64	337,014	$18.36
Granted	77,846	19.53	70,617	19.87
Vested	(87,939)	16.24	(53,882)	18.69
Forfeited or cancelled	(7,590)	19.75	(6,138)	17.34
Outstanding at end of period	329,528	$19.46	347,611	$18.64

As of September 30, 2020, there was $3.2 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.47 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,
	2020		2019
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,894	21.0%	$1,982	21.0%
Tax effect of:
Tax exempt income	(134)	(0.6)%	(107)	(1.1)%
Other	888	3.8%	457	4.8%
Applicable income taxes	$5,648	24.2%	$2,332	24.7%

	Nine months ended September 30,
	2020		2019
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$9,491	21.0%	$6,114	21.0%
Tax effect of:
Tax exempt income	(382)	(0.8)%	(329)	(1.1)%
Other	1,589	3.5%	1,440	4.9%
Applicable income taxes	$10,698	23.7%	$7,225	24.8%

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended September 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,994	$—	$—	$613	$(842)	$21,765
Provision for loan losses	3,500	—	—	—	—	3,500
Noninterest income	3,398	15,104	4,486	22,269	(1)	45,256
Noninterest expense	10,876	8,347	2,110	9,769	9,112	40,214
Net income before taxes	$11,016	$6,757	$2,376	$13,113	$(9,955)	$23,307

	Nine months ended September 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$61,857	$—	$—	$1,411	$(2,575)	$60,693
Provision for loan losses	9,500	—	—	—	—	9,500
Noninterest income	8,129	45,034	12,644	44,860	8	110,675
Noninterest expense	34,887	25,472	6,254	23,228	26,833	116,674
Net income before taxes	$25,599	$19,562	$6,390	$23,043	$(29,400)	$45,194

	Three months ended September 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,193	$—	$—	$384	$(896)	$18,681
Provision for loan losses	1,498	—	—	—	—	1,498
Noninterest income	1,695	15,307	3,896	8,135	547	29,580
Noninterest expense	10,800	8,551	1,835	7,256	8,885	37,327
Net income before taxes	$8,590	$6,756	$2,061	$1,263	$(9,234)	$9,436

	Nine months ended September 30, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$57,987	$—	$—	$818	$(2,713)	$56,092
Provision for loan losses	5,515	—	—	—	—	5,515
Noninterest income	5,273	46,142	11,385	19,739	2,099	84,638
Noninterest expense	30,880	26,142	5,936	17,184	25,960	106,102
Net income before taxes	$26,865	$20,000	$5,449	$3,373	$(26,574)	$29,113

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

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ending September 30, 2020 and 2019 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Net income	$17,659	$7,104	$34,496	$21,888
Dividends and undistributed earnings allocated to participating securities	315	154	600	514
Net income available to common shareholders	$17,344	$6,950	$33,896	$21,374
Weighted-average common shares outstanding for basic earnings per share	17,121	14,274	17,101	13,957
Dilutive effect of stock-based awards	332	352	334	360
Weighted-average common shares outstanding for diluted earnings per share	17,453	14,626	17,435	14,317
Earnings per common share:
Basic earnings per common share	$1.01	$0.49	$1.98	$1.53
Diluted earnings per common share	$0.99	$0.48	$1.94	$1.49

NOTE 16 Derivative Instruments

The Company did not have any derivatives designated as hedging instruments, as of September 30, 2020 and December 31, 2019. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Accrued interest and Other assets	$13,133	$401,313	$1,228	$45,715
Forward loan sales commitments	Accrued interest and Other assets	1,545	54,310	393	12,784
Total asset derivatives		$14,678	$455,623	$1,621	$58,499
Liability Derivatives
TBA mortgage backed securities	Accrued expenses and other liabilities	$1,960	$380,063	$109	$68,500
Total liability derivatives		$1,960	$380,063	$109	$68,500

The gain (loss) recognized on derivative instruments for the three and nine months ended September 30, 2020 and 2019 was as follows:

		Three months ended		Nine months ended
	Consolidated Statements of	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	of Income Location	2020	2019	2020	2019
Interest rate lock commitments	Mortgage banking/Other noninterest income	$5,647	$(257)	$11,226	$2,024
Forward loan sales commitments	Mortgage banking	369	(199)	1,152	454
TBA mortgage backed securities	Mortgage banking	(3,747)	680	(9,099)	(104)
Total gain/(loss) from derivative instruments		$2,269	$224	$3,279	$2,374

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at September 30, 2020 and December 31, 2019, respectively was $5.1 million and $853 thousand. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at September 30, 2020 and December 31, 2019, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2020 and December 31, 2019:

	September 30, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$270,679	13.08%	$93,151	4.50%	$	N/A	N/A
Bank	257,835	12.47%	93,076	4.50%		134,443	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	278,959	13.48%	124,202	6.00%		N/A	N/A
Bank	257,835	12.47%	124,102	6.00%		165,469	8.00%
Total capital to risk weighted assets
Consolidated	354,573	17.13%	165,603	8.00%		N/A	N/A
Bank	283,758	13.72%	165,469	8.00%		206,836	10.00%
Tier 1 capital to average assets
Consolidated	278,959	9.76%	114,293	4.00%		N/A	N/A
Bank	257,835	9.03%	114,207	4.00%		142,759	5.00%

	December 31, 2019
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$239,672	12.48%	$86,452	4.50%	$	N/A	N/A
Bank	228,512	11.91%	86,362	4.50%		124,745	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	247,866	12.90%	115,270	6.00%		N/A	N/A
Bank	228,512	11.91%	115,149	6.00%		153,532	8.00%
Total capital to risk weighted assets
Consolidated	321,415	16.73%	153,693	8.00%		N/A	N/A
Bank	252,436	13.15%	153,532	8.00%		191,915	10.00%
Tier 1 capital to average assets
Consolidated	247,866	11.05%	91,504	4.00%		N/A	N/A
Bank	228,512	10.20%	89,615	4.00%		112,018	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2020, and December 31, 2019, the Company was in compliance with HUD guidelines.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and securities
U.S. treasury and government agencies	$—	$16,092	$—	$16,092
Obligations of state and political agencies	—	147,216	—	147,216
Mortgage backed securities
Residential agency	—	211,700	—	211,700
Commercial	—	87,542	—	87,542
Asset backed securities	—	131	—	131
Corporate bonds	—	32,733	—	32,733
Total available-for-sale securities	$—	$495,414	$—	$495,414
Other assets
Derivatives	$—	$14,678	$—	$14,678
Other liabilities
Derivatives	$—	$1,960	$—	$1,960

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,240	$—	$21,240
Obligations of state and political agencies	—	68,648	—	68,648
Mortgage backed securities
Residential agency	—	182,538	—	182,538
Commercial	—	30,685	—	30,685
Asset backed securities	—	144	—	144
Corporate bonds	—	7,095	—	7,095
Equity securities	2,808	—	—	2,808
Total available-for-sale and equity securities	$2,808	$310,350	$—	$313,158
Other assets
Derivatives	$—	$1,621	$—	$1,621
Other liabilities
Derivatives	$—	$109	$—	$109

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$111,311	$—	$111,311	$—
Impaired loans	—	5,301	5,301	407
Foreclosed assets	—	10	10	—
Servicing rights	—	2,579	2,579	—

	December 31, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,846	$—	$46,846	$—
Impaired loans	—	4,816	4,816	3,138
Foreclosed assets	—	8	8	—
Servicing rights	—	3,845	3,845	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2020, and December 31, 2019, were as follows:

			September 30, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$5,301	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	10	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,579	315-485	396
		Discount rate		9.0%	9.0%

			December 31, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,816	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	8	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,845	123-267	194
		Discount rate		9.4%	9.4%

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

The following disclosures represent financial instruments in which the ending balances, as of September 30, 2020 and December 31, 2019, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$95,751	$95,751	$—	$—	$95,751
Loans	2,027,082	—	—	2,075,044	2,075,044
Accrued interest receivable	9,199	9,199	—	—	9,199
Bank-owned life insurance	32,161	—	32,161	—	32,161
Financial Liabilities
Noninterest-bearing deposits	$693,450	$—	$693,450	$—	$693,450
Interest-bearing deposits	1,561,498	—	1,561,498	—	1,561,498
Time deposits	207,422	—	—	208,990	208,990
Long-term debt	58,745	—	56,219	—	56,219
Accrued interest payable	1,408	1,408	—	—	1,408

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$144,006	$144,006	$—	$—	$144,006
Loans	1,697,355	—	—	1,693,824	1,693,824
Accrued interest receivable	7,551	7,551	—	—	7,551
Bank-owned life insurance	31,566	—	31,566	—	31,566
Financial Liabilities
Noninterest-bearing deposits	$577,704	$—	$577,704	$—	$577,704
Interest-bearing deposits	1,197,530	—	1,197,530	—	1,197,530
Time deposits	196,082	—	—	196,182	196,182
Long-term debt	58,769	—	58,239	—	58,239
Accrued interest payable	1,038	1,038	—	—	1,038

NOTE 19 COVID-19 Pandemic Response

On March 27, 2020, President Trump signed into Law the Coronavirus Aid Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

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

As an SBA-Certified Preferred lender, we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of September 30, 2020, we had assisted 1,632 new and existing clients secure approximately $363.6 million of PPP financing. The SBA pays a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees were as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. Net processing fees in the amount of $11.0 million are being deferred and recognized as interest income on a level yield method over the life of the respective loans.

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

On April 15, 2020, we executed a PPPL Facility Agreement with the Federal Reserve Bank of Minneapolis. The PPP loans guaranteed by the SBA are eligible to serve as collateral for the PPPL Facility. The PPPL Facility provided us with additional liquidity, if necessary, to facilitate lending to small businesses under the PPP. As of September 30, 2020, we have not had a need to utilize the PPPL Facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2020 and 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	our ability to implement our organic and acquisition growth strategies;

●	the impact of economic or market conditions on our fee-based services;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	our ability to manage mortgage pipeline risk;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry;
●	our ability to successfully manage liquidity risk;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	our success at managing the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a diversified financial services company headquartered in Grand Forks, North Dakota. Through our subsidiary, Alerus Financial, National Association, or the Bank, we provide financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship-oriented primary point of contact along with responsive and client-friendly technology.

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

Recent Developments

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has not had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2020, but it is expected to have a complex and significant impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

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

In Minnesota, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 28, 2020, and was in effect until May 18, 2020. The state has now implemented a four phase stay safe plan to reopen businesses in the area. Similarly, in Arizona, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 31, 2020, and expired on May 15, 2020, and the Governor announced new guidance for protecting businesses and their customers as they reopen. The state has implemented a four phase reopening plan that requires benchmarks be met for a certain period of time before transitioning from one phase to another. In North Dakota, the Governor did not issue an order requiring individuals to stay at home, but placed certain restrictions on bars, restaurants and gyms. These orders have been lifted and North Dakota is now working toward a “Smart Restart” program to encourage businesses to open safely and take precautions to slow the spread of COVID-19. In response to these orders, the Bank has been serving its customers through its drive-up windows at various branch locations and through online and mobile banking. The Bank is also permitting certain visits to its branches on a limited basis and by appointment only. In Minnesota and Arizona, the Bank is offering appointments to our customers to meet us with safeguards in place that materially comply with CDC guidance. In North Dakota, certain offices have re-opened for business with safeguards in place that materially comply with CDC guidance.

Each state has experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities. According to data released by the U.S. Department of Labor, initial claims for unemployment insurance have spiked in recent months in each of the states in our banking markets, a trend we expect to continue for the foreseeable future until restrictions are lifted. To date, many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, such as New York, but we are beginning to see similar effects in smaller cities and communities, where many of our banking operations are focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.00% on March 16, 2020, reaching a current range of 0.00 – 0.25%.
●	On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the paycheck protection program, or PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is $600 billion.
●	On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies have revamped the manner in which they conduct periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize their discount window for loans and intraday credit extended by their Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the PPPL Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, and hospitality industries will continue to endure significant economic distress, which could cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see decreases in our total assets under administration and assets under management and a decrease in mortgage loan originations. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly and adversely affected, as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	First and foremost, we have prioritized the safety, health and well-being of our employees, clients and communities. We have implemented a work from home policy and certain of our offices remain closed. We continue to effectively serve our clients in all markets; virtually, digitally, via drive-thru and in-person as conditions allow. Our work place strategy includes various phases of expanding service to clients, reopening offices, and determining long-term work arrangements for employees. This approach allows us to incrementally expand in-person services to clients and provides flexibility between markets based on local conditions, guidelines, and restrictions.
●	We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We offered payment extensions for mortgage customers for initial terms of up to 90 days. As of September 30, 2020, we had executed 552 loan deferrals representing $151.4 million. Of those loans, 27 loans with a total outstanding principal balance of $16.9 million have been granted second deferrals, 56 loans with a total outstanding principal balance of $12.0 million remain on the first deferral and the remaining loans have been returned to a normal payment status.
●	The Business Continuity Planning COVID-19 Response team and Alerus leadership teams meet regularly to manage the Company’s response to the pandemic and the effect on our business. In addition, a cross functional task force team meets regularly to address specific issues such as employee and client communications, facilities, reopening offices, and long-term work arrangements. The Risk Committee of the Board meets regularly with management to receive updates on the Company’s response and discuss the effect on our business.
●	We participated in the SBA’s PPP. As of September 30, 2020, we had assisted 1,632 borrowers receive approval for funding of $363.6 million in PPP loans. As of October 22, 2020, we had submitted to the SBA 79 forgiveness applications totaling $51.7 million. We have not yet received any decisions from the SBA on the applications submitted, and no forgiveness has been granted as of that date.
●	In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Shareholder Dividend and Stock Repurchases

On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. This dividend was paid out on October 9, 2020, to stockholders of record at the close of business on September 18, 2020.

Although the Board of Directors is closely monitoring the impacts of the COVID-19 pandemic, it is the current expectation and intent of the Board of Directors to continue with a quarterly cash dividend.

We currently do not have an authorized stock repurchase program, but the Company does repurchase shares to pay withholding taxes on the vesting of restricted stock awards and units.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2020	2020	2019	2020	2019
Performance Ratios
Return on average total assets	2.42%	1.68%	1.29%	1.71%	1.34%
Return on average common equity	22.31%	15.30%	12.42%	15.17%	13.74%
Return on average tangible common equity (1)	26.67%	18.88%	17.01%	18.70%	19.24%
Noninterest income as a % of revenue	67.53%	65.55%	61.29%	64.58%	60.14%
Net interest margin (taxable-equivalent basis) (1)	3.17%	3.14%	3.69%	3.22%	3.72%
Efficiency ratio (1)	58.42%	66.31%	75.17%	66.22%	73.06%
Net charge-offs/(recoveries) to average loans	(0.11)%	0.66%	(0.06)%	0.15%	0.37%
Dividend payout ratio	15.15%	23.08%	29.17%	23.20%	28.19%
Per Common Share
Earnings per common share - basic	$1.01	$0.66	$0.49	$1.98	$1.53
Earnings per common share - diluted	$0.99	$0.65	$0.48	$1.94	$1.49
Dividends declared per common share	$0.15	$0.15	$0.14	$0.45	$0.42
Tangible book value per common share (1)	$16.31	$15.30	$13.77
Average common shares outstanding - basic	17,121	17,111	14,274	17,101	13,957
Average common shares outstanding - diluted	17,453	17,445	14,626	17,435	14,317
Other Data
Retirement and benefit services assets under administration/management	$30,470,645	$30,093,095	$30,661,226
Wealth management assets under administration/management	3,043,173	2,957,213	2,765,459
Mortgage originations	511,605	431,638	313,527	$1,171,811	$685,178

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Selected Average Balance Sheet Data
Loans	$2,034,778	$1,986,028	$1,691,542	$1,917,894	$1,715,629
Investment securities	443,705	369,247	257,561	383,591	255,903
Assets	2,908,144	2,740,330	2,176,862	2,690,182	2,185,868
Deposits	2,454,865	2,329,192	1,763,217	2,270,781	1,779,610
Short-term borrowings	—	321	87,201	107	95,489
Long-term debt	58,739	58,747	58,776	58,747	58,798
Stockholders’ equity	314,921	301,719	226,931	303,825	212,911

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2020	2020	2019	2019
Selected Period End Balance Sheet Data
Loans	$2,058,419	$2,034,197	$1,721,279	$1,686,087
Allowance for loan losses	(31,337)	(27,256)	(23,924)	(22,984)
Investment securities	495,414	393,727	313,158	281,391
Assets	2,898,809	2,875,457	2,356,878	2,228,311
Deposits	2,462,370	2,453,153	1,971,316	1,833,113
Long-term debt	58,745	58,754	58,769	58,775
Total stockholders’ equity	322,003	305,732	285,728	281,403

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Selected Income Statement Data
Net interest income	$21,765	$20,091	$18,681	$60,693	$56,092
Provision for loan losses	3,500	3,500	1,498	9,500	5,515
Noninterest income	45,256	38,230	29,580	110,675	84,638
Noninterest expense	40,214	39,734	37,327	116,674	106,102
Income before income taxes	23,307	15,087	9,436	45,194	29,113
Income tax expense	5,648	3,613	2,332	10,698	7,225
Net income	$17,659	$11,474	$7,104	$34,496	$21,888

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

	September 30,	June 30,	December 31,	September 30,
	2020	2020	2019	2019
Tangible common equity to tangible assets
Total common stockholders’ equity	$322,003	$305,732	$285,728	$281,403
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	15,421	16,411	18,391	19,382
Tangible common equity (a)	279,253	261,992	240,008	234,692
Total assets	2,898,809	2,875,457	2,356,878	2,228,311
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	15,421	16,411	18,391	19,382
Tangible assets (b)	2,856,059	2,831,717	2,311,158	2,181,600
Tangible common equity to tangible assets (a)/(b)	9.78%	9.25%	10.38%	10.76%
Tangible book value per common share
Total common stockholders’ equity	$322,003	$305,732	$285,728	$281,403
Less: Goodwill	27,329	27,329	27,329	27,329
Less: Other intangible assets	15,421	16,411	18,391	19,382
Tangible common equity (c)	279,253	261,992	240,008	234,692
Total common shares issued and outstanding (d)	17,122	17,120	17,050	17,049
Tangible book value per common share (c)/(d)	$16.31	$15.30	$14.08	$13.77

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Return on average tangible common equity
Net income	$17,659	$11,474	$7,104	$34,496	$21,888
Add: Intangible amortization expense (net of tax)	782	783	782	2,347	2,442
Net income, excluding intangible amortization (e)	18,441	12,257	7,886	36,843	24,330
Average total equity	314,921	301,719	226,931	303,825	212,911
Less: Average goodwill	27,329	27,329	27,329	27,329	27,329
Less: Average other intangible assets (net of tax)	12,565	13,345	15,697	13,343	16,502
Average tangible common equity (f)	275,027	261,045	183,905	263,153	169,080
Return on average tangible common equity (e)/(f)	26.67%	18.88%	17.01%	18.70%	19.24%
Net interest margin (tax-equivalent)
Net interest income	$21,765	$20,091	$18,681	$60,693	$56,092
Tax-equivalent adjustment	116	109	81	325	257
Tax-equivalent net interest income (g)	21,881	20,200	18,762	61,018	56,349
Average earning assets (h)	2,744,758	2,584,037	2,017,198	2,534,038	2,024,814
Net interest margin (tax-equivalent) (g)/(h)	3.17%	3.14%	3.69%	3.22%	3.72%
Efficiency ratio
Noninterest expense	$40,214	$39,734	$37,327	$116,674	$106,102
Less: Intangible amortization expense	990	991	990	2,971	3,091
Adjusted noninterest expense (i)	39,224	38,743	36,337	113,703	103,011
Net interest income	21,765	20,091	18,681	60,693	56,092
Noninterest income	45,256	38,230	29,580	110,675	84,638
Tax-equivalent adjustment	116	109	81	325	257
Total tax-equivalent revenue (j)	67,137	58,430	48,342	171,693	140,987
Efficiency ratio (i)/(j)	58.42%	66.31%	75.17%	66.22%	73.06%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2020 was $17.7 million, or $0.99 per diluted common share, a $10.6 million increase as compared to $7.1 million, or $0.48 per diluted common share, for the three months ended September 30, 2019. This increase in net income was primarily due to a $15.7 million increase in noninterest income and a $3.1 million increase in net interest income, partially offset by increases of $2.9 million in noninterest expense, $2.0 million in provision expense, and $3.3 million in income tax expense. The increase in noninterest income was primarily due to a $14.1 million increase in mortgage banking revenue due to an increase in mortgage originations. The increase in noninterest expense was primarily attributable to an increase in compensation expense related to the increase in mortgage originations.

Net income for the nine months ended September 30, 2020 was $34.5 million, or $1.94 per diluted common share, compared to $21.9 million, or $1.49 per diluted common share, for the nine months ended September 30, 2019. The increase of $12.6 million was due to increases of $26.0 million in noninterest income and $4.6 million in net interest income, partially offset by increases of $10.6 million in noninterest expense and $3.5 million in income tax expense. The increase in noninterest income was primarily due to a $25.1 million increase in mortgage banking revenue as a result of a $486.6 million increase in mortgage originations. The increase in noninterest expense was primarily attributable to an increase in compensation expense related to the increase in mortgage originations.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019.

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

Net interest income for the three months ended September 30, 2020 was $21.8 million, an increase of $3.1 million from $18.7 million for the three months ended September 30, 2019. The three months ended September 30, 2020 included a $2.4 million decrease in interest expense compared to the same period in 2019 and a $664 thousand increase in interest income. The decrease in interest expense was primarily driven by a decrease of $1.8 million in deposit interest expense and a decrease of $539 thousand in interest expense on short-term borrowings. The decrease in deposit interest expense for the three months ended September 30, 2020, compared to the same period 2019 was driven primarily by a 72 basis point reduction in the average rate paid on interest-bearing deposits, partially offset by a $495.2 million increase in the average balance of interest-bearing deposits. The decrease in interest expense on short-term borrowings for the three months ended September 30, 2020, was primarily due to an $87.2 million decrease in the average balance in short-term borrowings. The increase in interest income was primarily driven by a $674 thousand increase in interest income from investment securities as a result of a $186.1 million increase in the average balance of investment securities.

Net interest income for the nine months ended September 30, 2020 was $60.7 million, an increase of $4.6 million from $56.1 million for the nine months ended September 30, 2019. The increase in net interest income was primarily driven by a decrease of $4.1 million in interest expense as well as a $488 thousand increase in interest income. The decrease in interest expense was driven by a $2.2 million decrease in deposit interest expense. The increase in interest income was primarily driven by a $1.6 million increase in interest income from investment securities, partially offset by a $1.3 million decrease in interest and fees on loans. The decrease in interest expense on deposits was due to a 39 basis point reduction in the average rate paid on interest-bearing deposits, partially offset by a $336.0 million increase in the average balance of interest-bearing deposits. The increase in interest income from investment securities was primarily due to a $127.7 increase in the average balance of investment securities. The decrease in interest and fees on loans was primarily driven by a 66 basis point decrease in the average yield on total loans.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended September 30, 2020 was 3.17%, compared to 3.69% for the same period in 2019. The decrease in net interest margin from the third quarter of 2019 was due to a 112 basis point lower average earning asset yield, partially offset by an 84 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to an 86 basis point decrease in the average yield on total loans. The decline in loan yield was primarily due to the addition of PPP loan balances which averaged $348.1 million during the quarter with a yield of 3.64%. The decrease in the average rate paid on total interest-bearing liabilities was primarily due to a 100 basis point decrease in the average rate paid on money market and savings deposits.

Our net interest margin (FTE) for the nine months ended September 30, 2020 was 3.22%, compared to 3.72% for the same period in 2019. The decrease in net interest margin was primarily attributable to a 92 basis point decrease on the average earning asset yield, partially offset by a 52 basis point decrease in the average rate on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to a 66 basis point reduction in the average yield on total loans. The decline in loan yield was primarily due to PPP loan balances which averaged $207.8 million for the nine months ended September 30, 2020 with a yield of 3.37%.The decrease in average rate on interest-bearing liabilities was the result of a 57 basis point decrease in the average rate on money market and savings deposits and a $95.4 million decrease in the average balance on short-term borrowings.

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs that we expect to incur, we anticipate that our net interest income and net interest margin FTE will decrease in future periods. These decreases will be partially offset by the processing fees received from PPP financing, which fees are being deferred and recognized as an adjustment to interest income over the life of the loans.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, and average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$169,770	$51	0.12%	$12,998	$83	2.53%
Investment securities (1)	443,705	2,274	2.04%	257,561	1,580	2.43%
Loans held for sale	90,634	555	2.44%	45,794	359	3.11%
Loans
Commercial:
Commercial and industrial	782,853	8,543	4.34%	494,081	6,830	5.48%
Real estate construction	32,747	368	4.47%	25,137	352	5.56%
Commercial real estate	525,514	5,315	4.02%	439,751	5,866	5.29%
Total commercial	1,341,114	14,226	4.22%	958,969	13,048	5.40%
Consumer
Residential real estate first mortgage	460,995	4,588	3.96%	454,971	4,789	4.18%
Residential real estate junior lien	153,326	1,749	4.54%	184,124	2,611	5.63%
Other revolving and installment	79,343	897	4.50%	93,478	1,117	4.74%
Total consumer	693,664	7,234	4.15%	732,573	8,517	4.61%
Total loans (1)	2,034,778	21,460	4.20%	1,691,542	21,565	5.06%
Federal Reserve/FHLB Stock	5,871	65	4.40%	9,303	119	5.07%
Total interest earning assets	2,744,758	24,405	3.54%	2,017,198	23,706	4.66%
Noninterest earning assets	163,386			159,664
Total assets	$2,908,144			$2,176,862
Interest-Bearing Liabilities
Interest-bearing demand deposits	$589,633	$395	0.27%	$424,896	$522	0.49%
Money market and savings deposits	961,669	781	0.32%	649,190	2,162	1.32%
Time deposits	204,969	507	0.98%	187,023	822	1.74%
Short-term borrowings	—	—	—%	87,201	539	2.46%
Long-term debt	58,739	841	5.70%	58,776	899	6.07%
Total interest-bearing liabilities	1,815,010	2,524	0.55%	1,407,086	4,944	1.39%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	698,594			502,108
Other noninterest-bearing liabilities	79,619			40,737
Stockholders’ equity	314,921			226,931
Total liabilities and stockholders’ equity	$2,908,144			$2,176,862
Net interest income		$21,881			$18,762
Net interest rate spread			2.99%			3.27%
Net interest margin on FTE basis (2)			3.17%			3.69%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

	Nine months ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$162,134	$615	0.51%	$12,910	$231	2.39%
Investment securities (1)	383,591	6,398	2.23%	255,903	4,803	2.51%
Loans held for sale	64,555	1,274	2.64%	30,734	745	3.24%
Loans
Commercial:
Commercial and industrial	667,742	22,397	4.48%	509,806	20,966	5.50%
Real estate construction	30,385	1,055	4.64%	23,532	975	5.54%
Commercial real estate	515,761	16,646	4.31%	444,964	16,768	5.04%
Total commercial	1,213,888	40,098	4.41%	978,302	38,709	5.29%
Consumer
Residential real estate first mortgage	460,505	13,968	4.05%	455,898	14,496	4.25%
Residential real estate junior lien	163,332	5,921	4.84%	186,744	8,028	5.75%
Other revolving and installment	80,169	2,751	4.58%	94,685	3,286	4.64%
Total consumer	704,006	22,640	4.30%	737,327	25,810	4.68%
Total loans (1)	1,917,894	62,738	4.37%	1,715,629	64,519	5.03%
Federal Reserve/FHLB Stock	5,864	201	4.58%	9,638	372	5.16%
Total interest earning assets	2,534,038	71,226	3.75%	2,024,814	70,670	4.67%
Noninterest earning assets	156,144			161,054
Total assets	$2,690,182			$2,185,868
Interest-Bearing Liabilities
Interest-bearing demand deposits	$528,024	$1,328	0.34%	$423,181	$1,415	0.45%
Money market and savings deposits	889,039	4,363	0.66%	675,921	6,217	1.23%
Time deposits	201,747	1,942	1.29%	183,686	2,170	1.58%
Short-term borrowings	107	—	—%	95,489	1,805	2.53%
Long-term debt	58,747	2,575	5.85%	58,798	2,714	6.17%
Total interest-bearing liabilities	1,677,664	10,208	0.81%	1,437,075	14,321	1.33%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	651,971			496,822
Other noninterest-bearing liabilities	56,722			39,060
Stockholders’ equity	303,825			212,911
Total liabilities and stockholders’ equity	$2,690,182			$2,185,868
Net interest income		$61,018			$56,349
Net interest rate spread			2.94%			3.34%
Net interest margin on FTE basis (2)			3.22%			3.72%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.
(2)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

	Three Months Ended September 30, 2020			Nine months ended September 30, 2020
	Compared with			Compared with
	Three Months Ended September 30, 2019			Nine months ended September 30, 2019
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$997	$(1,029)	$(32)	$2,670	$(2,286)	$384
Investment securities	1,137	(443)	694	2,399	(804)	1,595
Loans held for sale	351	(155)	196	820	(291)	529
Loans
Commercial:
Commercial and industrial	3,978	(2,265)	1,713	6,503	(5,072)	1,431
Real estate construction	106	(90)	16	284	(204)	80
Commercial real estate	1,140	(1,691)	(551)	2,671	(2,793)	(122)
Total commercial	5,224	(4,046)	1,178	9,458	(8,069)	1,389
Consumer
Residential real estate first mortgage	63	(264)	(201)	147	(675)	(528)
Residential real estate junior lien	(436)	(426)	(862)	(1,008)	(1,099)	(2,107)
Other revolving and installment	(168)	(52)	(220)	(504)	(31)	(535)
Total consumer	(541)	(742)	(1,283)	(1,365)	(1,805)	(3,170)
Total loans	4,683	(4,788)	(105)	8,093	(9,874)	(1,781)
Federal Reserve/FHLB Stock	(44)	(10)	(54)	(146)	(25)	(171)
Total interest income	7,124	(6,425)	699	13,836	(13,280)	556
Interest-bearing liabilities
Interest-bearing demand deposits	203	(330)	(127)	353	(440)	(87)
Money market and savings deposits	1,037	(2,418)	(1,381)	1,962	(3,816)	(1,854)
Time deposits	78	(393)	(315)	214	(442)	(228)
Short-term borrowings	(539)	—	(539)	(1,807)	2	(1,805)
Long-term debt	(1)	(57)	(58)	(2)	(137)	(139)
Total interest expense	778	(3,198)	(2,420)	720	(4,833)	(4,113)
Change in net interest income	$6,346	$(3,227)	$3,119	$13,116	$(8,447)	$4,669

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

We recorded a provision for loan losses of $3.5 million for the three months ended September 30, 2020, a $2.0 million increase compared to the $1.5 recorded for the three months ended September 30, 2019. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. We expect the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

We recorded a provision for loan losses of $9.5 million for the nine months ended September 30, 2020, a $4.0 million increase compared to the $5.5 million for the nine months ended September 30, 2019. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Retirement and benefit services	$15,104	$15,307	$45,034	$46,142
Wealth management	4,486	3,896	12,644	11,385
Mortgage banking	22,269	8,135	44,860	19,739
Service charges on deposit accounts	355	447	1,075	1,321
Net gains (losses) on investment securities	1,428	48	2,722	357
Other	1,614	1,747	4,340	5,694
Total noninterest income	$45,256	$29,580	$110,675	$84,638
Noninterest income as a % of revenue	67.53%	61.29%	64.58%	60.14%

Total noninterest income for the three months ended September 30, 2020 was $45.3 million, an increase of $15.7 million, or 53.0%, compared to $29.6 million for the three months ended September 30, 2019. The increase in noninterest income was primarily due to an increase of $14.1 million in mortgage banking revenue, a $1.4 million increase in net gains and losses on investment securities, and a $590 thousand increase in wealth management revenue, partially offset by a $203 thousand decrease in retirement and benefit services revenue. Mortgage banking revenue increased primarily due to a $198.1 million increase in mortgage originations along with a 75 basis point increase in the gain on sale margin. Wealth management revenue increased as a result of an increase in the average balance of assets under administration/management. The decrease in retirement and benefit services revenue was primarily due to a $347 thousand decrease in asset based fees.

Total noninterest income for the nine months ended September 30, 2020 was $110.7 million, an increase of $26.0 million or 30.8%, compared to $84.6 million for the nine months ended September 30, 2019. The increase in noninterest income was primarily driven by an increase of $25.1 million in mortgage banking revenue and a $2.4 million increase in net gains and losses on investment securities, partially offset by a $1.4 million decrease in other noninterest income. Mortgage banking revenue increased as mortgage originations increased from $685.2 million for the nine months ended September 30, 2019 to $1.17 billion for the nine months ended September 30, 2020, along with a 35 basis point increase in the gain on sale margin. Other noninterest income decreased $1.4 million for the nine months ended September 30 of 2020 due to a $1.5 million gain on the sale of a branch that occurred in 2019.

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

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 67.5% for the three months ended September 30, 2020, compared to 61.3% for the three months ended September 30, 2019. The increase was due to noninterest income increasing by 53.0% while net interest income increased by only 16.5%.

Noninterest income as a percentage of total operating revenue was 64.6% for the nine months ended September 30, 2020, compared to 60.1% for the nine months ended September 30, 2019. The increase was due to noninterest income increasing by 30.8% while net interest income increased by only 8.2%.

See “NOTE 14 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Compensation	$22,740	$20,041	$62,684	$54,997
Employee taxes and benefits	5,033	4,600	15,088	15,188
Occupancy and equipment expense	2,768	2,700	8,392	8,086
Business services, software and technology expense	4,420	4,224	13,384	12,044
Intangible amortization expense	990	990	2,971	3,091
Professional fees and assessments	1,031	1,051	3,231	3,146
Marketing and business development	929	890	2,088	2,024
Supplies and postage	247	631	1,625	2,027
Travel	26	435	338	1,335
Mortgage and lending expenses	1,231	751	3,466	1,966
Other	799	1,014	3,407	2,198
Total noninterest expense	$40,214	$37,327	$116,674	$106,102

Total noninterest expense for the three months ended September 30, 2020 was $40.2 million, an increase of $2.9 million, or 7.7%, compared to $37.3 million for the three months ended September 30, 2019. The increase in noninterest expense was driven by increases of $2.7 million in compensation expense, $480 thousand in mortgage and lending expenses, $433 thousand in employee taxes and benefits, and $196 thousand in business services, software and technology expense, partially offset by a $409 thousand decrease in travel and a $384 thousand decrease in supplies and postage. Increases in compensation, employee taxes and benefits and mortgage and lending expenses were a direct result of increases in mortgage originations. The increase in business services, software and technology expenses was a result of an increase in information technology service expenses related to our “One Alerus” initiative and additional equipment purchases. The decrease in travel was a direct result of COVID-19 and the decrease in supplies and postage was due to a transition to E-statements for our retirement and benefit services segment.

Total noninterest expense for the nine months ended September 30, 2020 was $116.7 million, an increase of $10.6 million, or 10.0%, compared to $106.1 million for the nine months ended September 30, 2019. The increase in noninterest expense was due to increases of $7.7 million in compensation expense, $1.5 million in mortgage and lending expense, $1.3 in business services, software and technology expense, and $1.2 million in other noninterest expense, partially offset by decreases of $1.0 million in travel and $402 thousand in supplies and postage. The increases in compensation and mortgage and lending expenses were a result of increased mortgage originations. The increase in business services, software and technology expense was due to our continued investment in software and technology related to our “One Alerus” initiative. The increase in other noninterest expense was primarily due to a $1.2 million increase in the provision for unfunded commitments. The decrease in travel was a direct result of COVID-19 and the decrease in supplies and postage was due to a transition to E-statements for our retirement and benefit services segment.

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

For the three months ended September 30, 2020, we recognized income tax expense of $5.6 million on $23.3 million of pre-tax income, resulting in an effective tax rate of 24.2%, compared to income tax expense of $2.3 million on $9.4 million of pre-tax income for the three months ended September 30, 2019, resulting in an effective tax rate of 24.7%.

For the nine months ended September 30, 2020, we recognized income tax expense of $10.7 million on $45.2 million of pre-tax income, resulting in an effective tax rate of 23.7%, compared to income tax expense of $7.2 million on $29.1 million of pre-tax income for the nine months ended September, 2019, resulting in an effective tax rate of 24.8%. The decrease in the effective tax rate was primarily due to additional tax benefits from share-based compensation for the nine months ended September 30, 2020, as compared to the same period in 2019.

Financial Condition

Overview

Total assets were $2.9 billion as of September 30, 2020, an increase of $541.9 million, or 23.0%, as compared to December 31, 2019. The increase in total assets was primarily due to increases of $337.1 million in loans, $185.1 million in available-for-sale investments, $64.5 million in loans held for sale, and $15.3 million in other assets.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer financing loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of September 30, 2020, the portfolio mix was 38.3% commercial and industrial, 26.0% commercial real estate, 30.2% residential real estate and 5.5% in other categories. Commercial and industrial loans included $348.9 million of PPP loans as of September 30, 2020.

The following table presents the composition of total loans outstanding by portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$789,036	38.3%	$479,144	27.8%	$309,892	64.7%
Real estate construction	33,169	1.6%	26,378	1.5%	6,791	25.7%
Commercial real estate	535,216	26.0%	494,703	28.8%	40,513	8.2%
Total commercial	1,357,421	65.9%	1,000,225	58.1%	357,196	35.7%
Consumer
Residential real estate first mortgage	469,050	22.8%	457,155	26.6%	11,895	2.6%
Residential real estate junior lien	152,487	7.4%	177,373	10.3%	(24,886)	(14.0)%
Other revolving and installment	79,461	3.9%	86,526	5.0%	(7,065)	(8.2)%
Total consumer	700,998	34.1%	721,054	41.9%	(20,056)	(2.8)%
Total loans	$2,058,419	100.0%	$1,721,279	100.0%	$337,140	19.6%

(1)	Included PPP loans of $348.9 million at September 30, 2020.

Total loans outstanding were $2.06 billion as of September 30, 2020, an increase of $337.1 million, or 19.6%, from December 31, 2019. The increase was primarily due to increases of $309.9 million in commercial and industrial loans and $40.5 million in our commercial real estate loan portfolio, partially offset by a $20.1 million decrease in our consumer loan portfolio. The increase in commercial and industrial loans was due to an increase of $348.9 million in net PPP loans, offset by a decrease of $64.6 million, or 7.64% in operating line utilization.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company offered a payment deferral program for its lending clients that are adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of September 30, 2020, the Company had executed 552 of these deferrals representing $151.4 million. Of those loans, 27 loans with a total outstanding principal balance of $16.9 million have been granted second deferrals, 56 loans with a total outstanding principal balance of $12.0 million remain on the first deferral and the remaining loans have been returned to a normal payment status. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2020.

	September 30, 2020
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$133,279	$594,853	$60,904	$789,036
Real estate construction	3,229	12,393	17,547	33,169
Commercial real estate	41,059	223,196	270,961	535,216
Total commercial	177,567	830,442	349,412	1,357,421
Consumer
Residential real estate first mortgage	17,962	18,645	432,443	469,050
Residential real estate junior lien	17,021	54,292	81,174	152,487
Other revolving and installment	10,707	55,260	13,494	79,461
Total consumer	45,690	128,197	527,111	700,998
Total loans	$223,257	$958,639	$876,523	$2,058,419
Sensitivity of loans to changes in interest rates
Fixed interest rates		$822,116	$395,404
Floating interest rates		136,523	481,119
Total		$958,639	$876,523

As of September 30, 2020, 62.1% of the loan portfolio bore interest at fixed rates and 37.9% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial	$29,228	$30,838
Real estate construction	1,029	1,259
Commercial real estate	33,303	32,409
Total commercial	63,560	64,506
Consumer
Residential real estate first mortgage	1,882	797
Residential real estate junior lien	3,197	1,251
Other revolving and installment	—	6
Total consumer	5,079	2,054
Total loans	$68,639	$66,560
Criticized loans as a percent of total loans	3.33%	3.87%

The following table presents information regarding nonperforming assets as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$4,795	$7,379
Accruing loans 90+ days past due	—	448
Total nonperforming loans	4,795	7,827
OREO and repossessed assets	10	8
Total nonperforming assets	4,805	7,835
Total restructured accruing loans	858	957
Total nonperforming assets and restructured accruing loans	$5,663	$8,792
Nonperforming loans to total loans	0.23%	0.45%
Nonperforming assets to total assets	0.17%	0.33%
Allowance for loan losses to nonperforming loans	654%	306%

The ratio of nonperforming loans to total loans at September 30, 2020 was 0.23%. Nonperforming assets as a percentage of total assets was 0.17% at September 30, 2020.

Interest income lost on nonaccrual loans approximated $159 thousand and $130 thousand for the three months ended September 30, 2020 and 2019, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended September 30, 2020 and 2019.

Interest income lost on nonaccrual loans approximated $473 thousand and $277 thousand for the nine months ended September 30, 2020 and 2019, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2020 and 2019.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance—beginning of period	$27,256	$21,246	$23,924	$22,174
Commercial loan charge-offs
Commercial and Industrial	(10)	(324)	(2,745)	(5,275)
Real estate construction	—	—	—	(1)
Commercial real estate	—	—	(865)	—
Total commercial loan charge-offs	(10)	(324)	(3,610)	(5,276)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	(20)	(12)	(154)
Other revolving and installment	(41)	(31)	(194)	(513)
Total consumer loan charge-offs	(41)	(51)	(206)	(667)
Total loan charge-offs	(51)	(375)	(3,816)	(5,943)
Commercial loan recoveries
Commercial and Industrial	432	538	1,346	831
Real estate construction	—	—	—	2
Commercial real estate	95	—	95	150
Total commercial recoveries	527	538	1,441	983
Consumer loan recoveries
Residential real estate first mortgage	—	—	5	—
Residential real estate junior lien	81	49	175	132
Other revolving and installment	24	28	108	123
Total consumer loan recoveries	105	77	288	255
Total loan recoveries	632	615	1,729	1,238
Net loan charge-offs (recoveries)	(581)	(240)	2,087	4,705
Commercial loan provision
Commercial and Industrial	(846)	(962)	(498)	3,263
Real estate construction	40	25	180	97
Commercial real estate	1,828	(4)	5,953	(668)
Total commercial loan provision	1,022	(941)	5,635	2,692
Consumer loan provision
Residential real estate first mortgage	1,694	(139)	2,914	(140)
Residential real estate junior lien	28	157	377	113
Other revolving and installment	108	1	371	388
Total consumer loan provision	1,830	19	3,662	361
Unallocated provision expense	648	2,420	203	2,462
Total loan loss provision	3,500	1,498	9,500	5,515
Balance—end of period	$31,337	$22,984	$31,337	$22,984
Total loans	$2,058,419	$1,686,087	$2,058,419	$1,686,087
Average total loans	2,034,778	1,691,542	1,917,894	1,715,629
Allowance for loan losses to total loans	1.52%	1.36%	1.52%	1.36%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.11)%	(0.06)%	0.15%	0.37%

The allowance for loan losses was $31.3 million as of September 30, 2020, compared to $23.9 million as of December 31, 2019. The $7.4 million increase in the allowance for loan losses was due to additional provision for loan losses of $9.5 million, partially offset by net charge-offs of $2.1 million. The increase in provision expense was primarily due to allocations of reserves for the economic uncertainties related to COVID-19. As of September 30, 2020, the allowance for loan losses represented 1.52% of total loans. Excluding PPP loans, the ratio of allowance for loan losses to total loans increased 44 basis points to 1.83% at September 30, 2020, compared to 1.39% as of December 31, 2019. For the nine months ended September 30, 2020, the ratio of net charge-offs to average total loans was 0.15%.

Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	September 30, 2020		December 31, 2019
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,373	38.3%	$12,270	27.8%
Real estate construction	483	1.6%	303	1.5%
Commercial real estate	11,871	26.0%	6,688	28.8%
Residential real estate first mortgage	4,367	22.8%	1,448	26.6%
Residential real estate junior lien	1,211	7.4%	671	10.3%
Other revolving and installment	637	3.9%	352	5.0%
Unallocated	2,395	—%	2,192	—%
Total loans	$31,337	100.0%	$23,924	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.9 million as of September 30, 2020, an increase of $800 thousand, as compared to December 31, 2019.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $111.3 million as of September 30, 2020, an increase of $64.5 million, as compared to December 31, 2019. The increase in loans held for sale was primarily due to increased mortgage originations through September and investor pipeline capacity. Mortgage loan originations totaled $511.6 million for the three months ended September 30, 2020 compared to $261.3 million for the three months ended December 31, 2019.

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

The following table presents the fair value composition of our investment securities portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	$16,092	3.2%	$21,240	6.8%	$(5,148)	(24.2)%
Obligations of state and political agencies	147,216	29.7%	68,648	21.9%	78,568	114.5%
Mortgage backed securities
Residential Agency	211,700	42.8%	182,538	58.3%	29,162	16.0%
Commercial	87,542	17.7%	30,685	9.8%	56,857	185.3%
Asset backed securities	131	—%	144	—%	(13)	(9.0)%
Corporate bonds	32,733	6.6%	7,095	2.3%	25,638	361.4%
Total available-for-sale	495,414	100.0%	310,350	99.1%	185,064	59.6%
Equity	—	-%	2,808	0.9%	(2,808)	(100.0)%
Total investment securities	$495,414	100.0%	$313,158	100.0%	$182,256	58.2%

The securities available-for-sale presented in the following table are reported at fair value and by contractual maturity as of September 30, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of September 30, 2020
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$10,034	1.52%	$—	—%	$1,576	0.92%	$4,482	0.71%
Obligations of state and political agencies	2,127	1.56%	23,873	1.46%	72,932	1.85%	48,284	2.34%
Mortgage backed securities
Residential Agency	2	4.36%	1,447	2.81%	51,703	2.34%	158,548	2.21%
Commercial	—	—%	2,139	3.30%	5,225	2.24%	80,178	1.50%
Asset backed securities	—	—%	—	—%	—	—%	131	5.44%
Corporate bonds	4,048	2.57%	—	2.63%	18,685	4.85%	10,000	3.88%
Total available-for-sale	$16,211	1.79%	$27,459	1.67%	$150,121	2.42%	$301,623	2.07%

Deposits

Total deposits were $2.46 billion as of September 30, 2020, an increase of $491.1 million, or 24.9%, as compared to December 31, 2019. Interest-bearing deposits increased $375.3 million while noninterest-bearing deposits increased $115.7 million. The increase in deposits was primarily due to higher customer balances resulting from PPP loans, government stimulus, and the uncertain economic environment. The increase in interest-bearing deposits included a $128.8 million increase in synergistic deposits from our retirement and benefit services and wealth management segments. In addition, health savings account, or HSA, deposits were $131.5 million as of September 30, 2020, an increase of $11.8 million, or 9.9%, from December 31, 2019. Noninterest-bearing deposits as a percent of total deposits was 28.2% and 29.3% as of September 30, 2020 and December 31, 2019, respectively. Total deposits represented 95.6% of total liabilities as of September 30, 2020.

We expect that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas as a result of the COVID-19 pandemic and as clients continue to utilize funds received from PPP loans.

The following table presents the composition of our deposit portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$693,450	28.2%	$577,704	29.3%	$115,746	20.0%
Interest-bearing demand	590,366	24.0%	458,689	23.3%	131,677	28.7%
Money market and savings	971,132	39.4%	738,841	37.5%	232,291	31.4%
Time deposits	207,422	8.4%	196,082	9.9%	11,340	5.8%
Total deposits	$2,462,370	100.0%	$1,971,316	100.0%	$491,054	24.9%

The following table presents the average balances and rates of our deposit portfolio for the three months ended September 30, 2020 and 2019:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$698,594	—%	$502,108	—%
Interest-bearing demand	589,633	0.27%	424,896	0.49%
Money market and savings	961,669	0.32%	649,190	1.32%
Time deposits	204,969	0.98%	187,023	1.74%
Total deposits	$2,454,865	0.27%	$1,763,217	0.79%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

September 30,
(dollars in thousands)	2020
Maturing in:
3 months or less	$52,348
3 months to 6 months	47,944
6 months to 1 year	12,061
1 year or greater	11,281
Total	$123,634

Borrowings

Borrowings as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Subordinated notes	$49,672	84.6%	$49,625	84.4%	$47	0.1%
Junior subordinated debentures	8,589	14.6%	8,504	14.5%	85	1.0%
Finance lease liability	484	0.8%	640	1.1%	(156)	(24.3)%
Total borrowed funds	$58,745	100.0%	$58,769	100.0%	$(24)	—%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $36.3 million to $322.0 million as of September 30, 2020, compared to $285.7 million as of December 31, 2019. The increase in stockholders' equity was primarily driven by $34.5 million of net income for the nine months ended September 30, 2020, and an increase of $8.6 million of accumulated other comprehensive income. These increases were partially offset by $7.8 million in dividends declared on common stock. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 9.78% as of September 30, 2020, from 10.38% as of December 31, 2019. Tangible common equity to tangible assets would have been 11.14% as of September 30, 2020, if PPP loans were excluded.

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

At September 30, 2020 and December 31, 2019, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
Capital Ratios	2020	2019
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	13.08%	12.48%
Tier 1 capital to risk weighted assets	13.48%	12.90%
Total capital to risk weighted assets	17.13%	16.73%
Tier 1 capital to average assets	9.76%	11.05%
Tangible common equity to tangible assets (1)	9.78%	10.38%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.47%	11.91%
Tier 1 capital to risk weighted assets	12.47%	11.91%
Total capital to risk weighted assets	13.72%	13.15%
Tier 1 capital to average assets	9.03%	10.20%

(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of September 30, 2020, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 17 Regulatory Matters” to the consolidated financial statements for additional information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of September 30, 2020.

	September 30, 2020
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$2,179	$3,927	$1,772	$1,753	$9,631
Time deposits	178,362	17,514	6,220	5,326	207,422
Subordinated notes payable	—	—	—	49,672	49,672
Junior subordinated debenture (Trust I)	—	—	—	3,436	3,436
Junior subordinated debenture (Trust II)	—	—	—	5,153	5,153
Finance lease liability	251	272	—	—	523
Total contractual obligations	$180,792	$21,713	$7,992	$65,340	$275,837

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of September 30, 2020 and December 31, 2019, is as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$596,642	$586,365
Standby letters of credit	7,073	8,516
Total	$603,715	$594,881

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

As of September 30, 2020, we had on balance sheet liquidity of $311.1 million, compared to $250.7 million as of December 31, 2019. On balance sheet liquidity includes total due from banks, federal funds sold, interest-bearing deposits with banks, unencumbered securities available-for-sale, and over collateralized securities pledging positions.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2020, we had no outstanding fed funds purchased from the FHLB and $565.3 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $565.0 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of September 30, 2020 and December 31, 2019.

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

The estimated impact on our net interest income as of September 30, 2020 and December 31, 2019, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2020		December 31, 2019
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	3.5%	−1.7%	5.5%	12.2%
+300 basis points	2.6%	−4.6%	4.2%	9.0%
+200 basis points	1.7%	−7.6%	2.9%	5.7%
+100 basis points	0.9%	−10.6%	1.5%	2.4%
−100 basis points	−2.8%	−18.6%	−5.4%	−11.9%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of September 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates.

	September 30,	December 31,
	2020	2019
+400 basis points	11.2%	12.8%
+300 basis points	11.7%	11.4%
+200 basis points	11.1%	9.2%
+100 basis points	8.5%	6.1%
−100 basis points	−43.1%	−23.2%
−200 basis points	N/A %	N/A %

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

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government initially introduced a number of programs designed to soften the impact of COVID-19 on small businesses, the lack of additional programs may cause our borrowers to not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the retail, restaurant, and hospitality industries and are located in areas that are, or were, quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and consumer loan portfolios. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:

●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
●	the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
●	the disruption of our acquisition strategy due to the uncertainties created by the pandemic and challenges to our own business, which could limit or delay our future growth plans;
●	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
●	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

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

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized and such funds became available for PPP loans beginning on April 27, 2020.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2020.

				Maximum
			Total Number of	Amount That May
	Total Number	Average	Shares Purchased as	Yet be Purchased
	of Shares	Price Paid	Part of Publicly	Under the Plan
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Or program
July	536	$19.43	—	$—
August	76	19.86	—	—
September	—	—	—	—
Total	612	$19.48	—	$—

(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through September 30, 2020, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

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

ALERUS FINANCIAL CORPORATION

Date: November 5, 2020	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)