Form 10-K
period 2020-12-31
ALERUS FINANCIAL CORP
filed 2021-03-12
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.◻ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.◻ Yes ☑ No

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to his management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2020, was approximately $315,239,085 (based on the closing price on The Nasdaq Capital Market on that date of $18.80). The number of shares of the registrant’s common stock outstanding at February 28, 2021 was 17,131,902.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 11, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the Current Expected Credit Loss standard;
●	business and economic conditions in our market areas;
●	overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party services;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, or LIBOR, as well as other alternative reference rates;

●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to success fully manage liquidity risk;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

As of December 31, 2020, we had $3.0 billion of total assets, $2.0 billion of total loans, $2.6 billion of total deposits, $330.2 million of stockholders’ equity, $34.2 billion of assets under administration/management in our retirement and benefit services segment, and $3.3 billion of assets under administration/management in our wealth management segment. For the year ended December 31, 2020, we had $1.8 billion of mortgage originations.

Our business model produces strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We believe our client-first and advice-based philosophy, diversified business model and history of high performance and growth distinguishes us from other financial service providers. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business segments. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

Our operations date back to 1879, when we were originally founded as the Bank of Grand Forks, one of the first banks chartered in the Dakota Territory. In 2000, we changed our name to Alerus Financial Corporation, reflecting our evolution from a traditional community bank to a high-value financial services company focused on serving the needs of businesses and consumers who desire comprehensive financial solutions delivered through relationship-based advice and service. Since this rebranding, we have experienced significant growth, both organically and through a series of strategic acquisitions. This growth has allowed us to build a diversified franchise and expand our geographic footprint into growing metropolitan areas. We believe these initiatives have transformed our Company into a high-tech, high-touch client service provider, increased our earnings and allowed us to return more value to stockholders.

Our Business Model and Products and Services

General

Our business model is client-centric, with a focus on offering a diversified range of solutions to clients who desire an advice-based relationship, enabling us to become the preferred financial services provider to clients. Through this approach, instead of focusing on the broader population, we target specific business and consumer segments that we believe we can serve better than our competitors and that have meaningful growth potential. By offering sound financial advice and a long-term partnership, we believe we align best with clients who are achievement-oriented in their purpose and will allow us to play an active role in their success at all stages of their businesses and lives. We classify our consumer clients based on age and income, aligning best with clients who have complex financial needs. Our business clients are classified by industry, with a focus on specific high priority industries and client types, including professional services, finance and insurance, wholesale, small business, construction, retail, and manufacturers. We target businesses with sales between $2.0 million and $100.0 million.

Our commitment to delivering diversified solutions is driven by our “One Alerus” initiative, launched in 2017, which enables us to bring all of our product and service offerings to clients in a cohesive and seamless manner. Underlying the One Alerus initiative is our strategy of serving clients through a combination of technology and skilled advisors—a “high-tech, high-touch” approach that we believe clients demand and deserve. One Alerus lays the strategic foundation for current and future technology investments and the synergistic growth strategies of a diversified financial services firm. It also brings together our product and service offerings in a unified way, which we believe differentiates us from our competitors and allows us to impact clients more meaningfully and generate long-term value for our Company. The primary components of One Alerus are:

●	providing proactive advice to clients;
●	offering an integrated client-access portal (My Alerus);
●	seeking additional ways to improve the client experience;
●	leveraging synergistic growth opportunities; and

●	focusing on process reinvention and efficiency.

Through One Alerus, we strive to provide each client with a primary point of contact—a trusted advisor—who takes the time to develop an in-depth understanding of the client’s needs and goals. Our advisors work holistically with clients in a guidance-based manner to proactively help them with their financial decisions. Our products and services include traditional bank offerings such as checking accounts, debit cards, savings accounts, personal and business loans, credit cards, online banking, mobile banking / wallet, private banking, deposit and payment solutions and mortgages, as well as fee income services such as individual retirement accounts, or IRAs, 401(k) rollovers, retirement planning, employer-sponsored plans, employee stock ownership plans, payroll and health savings account, or HSA, flex spending account, or FSA, administration, government health insurance program services, and wealth management services such as advisory, investment management and trust and fiduciary services. The advisor is equipped to tailor this diverse set of products and services to each client’s unique goals and is empowered to reach across our organization to bring the client in contact with product specialists as needed. One Alerus bridges the gaps between our business units with a focus on client advocacy. We believe the One Alerus initiative will enable us to achieve future organic growth by leveraging our existing client base and help us continue to provide strong returns to our stockholders.

The trusted advisor relationship is supported and enhanced through an integrated client-access portal we call “My Alerus.” By collaborating with a key technology partner, we have integrated the diverse client applications of our full product suite into a unified system and layered in new technology to bring a client’s entire financial picture into one view. For example, a client who has multiple products with our Company, such as banking accounts, a mortgage, wealth management accounts, a retirement account, and a health benefit account, can now access all of these accounts online and effect transactions via one, single login through My Alerus. Instead of being forced to use different usernames and passwords for each system, we’ve created a single login dashboard to access the most used information on client accounts and coupled that with the ability to link into more detailed information within each transaction system (banking, retirement, and benefits, wealth management and mortgage). Our clients can further personalize their dashboard by integrating or linking financial accounts held at other institutions into My Alerus. Once our clients have integrated or linked all of their financial information, the data can be used to create a custom financial fitness score to help clients save for emergencies, plan for retirement, manage their debt, optimize health savings and protect them from unexpected events with insurance.

Banking

Lending. Through our relationship-oriented lending approach, our strategy is to offer a broad range of customized commercial and consumer lending products for the personal investment and business needs of our clients. Our commercial lending products include commercial loans, business term loans and lines of credit for a diversified mix of small and midsized businesses. We offer both owner occupied and non-owner occupied commercial real estate loans, as well as construction and land development loans. Our consumer lending products include residential first mortgage loans. In addition to originating these loans for our own portfolio, we originate and sell, primarily servicing-released, whole loans in the secondary market. Our mortgage loan sales activities are primarily directed at originating single family mortgages, which generally conform to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients loans collateralized by cash and marketable securities.

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

Deposits. We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit.

Core deposits, which consist of noninterest bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide our major source of funds from individuals, businesses and local governments. As of December 31, 2020, core deposits totaled $2.5 billion or 97.5% of our total deposits. Our deposit portfolio includes synergistic deposits from our retirement and benefits services and wealth management segments. As of December 31, 2020, these synergistic deposits totaled $595.6 million. We also offer an HSA deposit program to attract low cost deposits. As of December 31, 2020, we had $126.5 million of HSA deposits which are included in the synergistic deposit total.

We offer a range of treasury management products, including electronic receivables management, remote deposit capture, cash vault services, merchant services, and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In addition, we have created a National Market to focus on growing the synergistic deposits from our retirement and benefits services and wealth management segments. In order to attract and retain deposits, we rely on providing quality service, offering a suite of consumer and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.

Retirement and Benefit Services

Our retirement and benefit services business offers retirement plan administration and investment advisory services, employee stock ownership plan, or ESOP, fiduciary services, payroll, HSA and other benefit services to clients on a nationwide basis. A breakdown of these services is as follows:

●	Advisory. We provide investment fiduciary services to retirement plans.
●	Retirement. We provide recordkeeping and administration services to qualified retirement plans.
●	ESOPs. We provide trustee, recordkeeping and administration services to employee stock ownership plans.
●	Health and Welfare. We provide HSA, FSA, and government health insurance program recordkeeping and administration services to employers.
●	Payroll. We provide payroll and human resource information system services to employers.

Wealth Management

Our wealth management division provides fiduciary services to consumer and commercial clients. These services include financial planning, investment management, personal and corporate trust services, estate administration, and custody services. In addition, our wealth management division offers brokerage services to compliment the unique needs of our clients. Our investment management services offer two unique and proprietary strategies called Dimension and Blueprint, which are primarily targeted toward IRAs, and agency account relationships. A Dimension account is a proprietary, separately managed account designed for individual investors, foundations, endowments and institutions with assets typically greater than $500 thousand. Dimension accounts use actively managed portfolios consisting of individual securities, mutual funds, and exchange traded funds selected and monitored by a centralized team of investment professionals. A Blueprint account uses a series of models that are designed to help investors gain exposure to a diversified, risk-based asset allocation. Portfolios in these accounts are comprised of mutual funds run by consistent, low-cost fund managers, with the Bank conducting initial and ongoing fund monitoring of the model allocations and rebalancing the portfolios on a regular basis.

Mortgage

Our mortgage business offers first and second mortgage loans through a centralized mortgage unit located in Minneapolis, Minnesota, as well as through our banking office locations. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In 2020, approximately 45.2% of the loans made by our mortgage division were for the purchase of a residential property, compared to 54.8% for the refinance of an existing mortgage. We source most of our residential mortgage loans from the Minneapolis-St. Paul-Bloomington metropolitan statistical area, or the Twin Cities MSA, and for the year ended December 31, 2020, approximately 89.3% of the total mortgage loans were attributable to that market, compared to 8.2% attributable to the North Dakota market and 2.5% attributable to the Phoenix-Mesa-Scottsdale metropolitan statistical area, or the Phoenix MSA. We believe there is an opportunity to expand our mortgage loan pipeline in these other markets, especially in the Phoenix MSA. Although we originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2020, we had mortgage loans held for sale of $122.4 million from the residential mortgage loans we originated. For the year ended December 31, 2020, our mortgage segment originated $1.8 billion of mortgage loans.

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

North Dakota

Our corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with one other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. The State of North Dakota’s economy is strengthened by the Bakken oil region, which produces over 1.2 million barrels of oil per day. We believe this market is rich in low-cost, core deposits, which we can use to fund loans in our higher growth metropolitan markets.

The State of North Dakota also features one of the only state-owned banks in the nation, the Bank of North Dakota, which offers services, many of which are similar to those offered by a correspondent bank, only to banks like ours that are headquartered in the state. The Bank of North Dakota expands our lending capacity by purchasing participations from the Bank. In addition, the Bank of North Dakota offers us additional financing options such as bank stock loans, lines of credit and subordinated debt at competitive rates. Finally, the Bank of North Dakota enables state banks to take deposits and manage funds for municipal and county governments without meeting collateral requirements, which are waived by a letter of credit from the Bank of North Dakota.

Minnesota

We serve the Minnesota market through six full-service banking offices all located in the Twin Cities MSA. The Twin Cities MSA had total deposits of $218.0 billion as of June 30, 2020, and ranks as the 14th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

Arizona

We serve the Arizona market through our full-service banking offices located in Scottsdale and Mesa, Arizona. The Phoenix MSA had total deposits of $134.8 billion as of June 30, 2020, and ranks as the 21th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is a large and growing market, with a total population of approximately 4.9 million as of July 1, 2019, making it the 10th largest metropolitan statistical area in the United States. The Phoenix MSA is defined by attractive market demographics, including a large number of high net worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

Our National Market

Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. To help us track retirement and benefit services business clients that reside outside of our banking markets, we recently formalized a “National Market” with a separately appointed National Market President to oversee the development of the market’s client base. Retirement and benefit services assets under administration/management, wealth management assets under administration/management, loans and deposits attributable to the National Market were $25.0 billion, $495.9 million, $41.4 million and $597.6 million, respectively, as of December 31, 2020, representing approximately 76.0%, 14.9%, 2.1% and 23.2%, respectively of our total retirement and benefit services assets under administration/management, wealth management assets under administration/management, and deposits as of that date.

Competition

The financial services industry is highly competitive, and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and record-keeping among others. We compete with other bank and nonbank institutions located within our market areas, along with competitors situated regionally, nationally, and others with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, and business leasing and finance companies, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loans, deposits, and advisory services, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high-touch service offering, along with our sophisticated relationship-oriented approach sets us apart from our competitors.

Human Capital Resources

The Company and its subsidiaries employ a total of 851 employees, of which approximately

●	794 are full-time employees and
●	57 are part-time employees.

Our workforce further breaks into the following categories:

●	gender: male 290, female 561; and

●	ethnicity: 771 white, 80 identify as either Native American Indian, Asian, African American, Hispanic, or Latino.

The Company has four operating segments with the following employees:

●	Banking: 89 employees;
●	Mortgage: 98 employees;
●	Retirement and Benefits: 242 employees;
●	Wealth Management: 22 employees.

The client service divisions include

●	Sales and Service 234 employees; and
●	Client Service Center: 36 employees; and
●	Staff areas consisting of Human Resources, Information Technology, Audit, Legal, Compliance, and the Executives consist of 130 employees.

Banking is a people- and relationship-driven business and our employees are vital to our success in the financial services industry. In short, our long-term success depends on our ability to attract and retain top performers in every aspect of our business. We believe a diverse workforce better enables us to understand our client base, and to help our clients meet their own goals and expectations.

Our culture is underpinned by our core values and fundamental beliefs: Do the Right Thing, Cherish People, Empower with Knowledge, Respect Everyone, Serve with Passion and Embrace Change.

Our Talent Management Program is built on the foundation of our Alerus leadership essentials, which include 12 competencies, divided into four elements of success: Charting the Course, Achieving Results, Leading People, and Managing Self. Through this program we build on strengths with continuous, real-time coaching and evaluation in areas of development, all aligned with our Company’s goals and strategies.

The development, attraction and retention of employees is a critical success factor for the Company for succession planning and sustaining our core values. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. Training programs are offered through our Alerus University platform which provides a variety of courses in the areas of management, leadership, sales, technology, compliance, product knowledge, and on the job training opportunities. Foundations is a development program designed to build future leaders by familiarizing participants with a thorough understanding of Alerus and provides insights into a professional services company. STRETCH is a leadership development program designed to further the personal and professional growth of high performers through development assessments, a mentor program and in-depth knowledge of risk management, client segmentation, project management and strategic planning and decision making. Manager Connection provides managers across the Company an opportunity to learn together and share best practices for developing and leading teams.

The Company’s compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically, we compensate our employees through a combination of base salary, sales incentive programs, an annual performance bonus program tied to individual, team and company success measures and a long-

term equity program tied to Company long-term performance. Each element of compensation is designed to achieve a compensation package that is competitive in our markets and within our industry. The Company hired compensation consultants FW Cook to perform compensation analysis and benchmarking compared to the peer group for executive compensation plans. For all other areas, the Company hired McGlagan a division of Aon, to provide benchmarking and analysis for base salary structures and sales incentive programs.

Our benefits package provide employees medical, dental, vision, life, disability and accidental death insurance and paid time off benefits. We also provide our employees with retirement benefits designed to assist our employees with planning for and securing appropriate levels of income during retirement. We believe these plans help us attract and retain quality employees by offering benefits comparative with those offered by our competitors.

The Company provides policies and training on ethical conduct. We maintain an open door policy to encourage open communication, feedback and discussion about any matter of importance to any employees. The Company hired Lighthouse Services to provide employees with a confidential reporting mechanism for misconduct, including discrimination, ethics, harassment and hostility, human resource issues, privacy, security and safety.

Corporate Information

Our principal executive office is located at 401 Demers Avenue, Grand Forks, North Dakota 58201, and our telephone number at that address is (701) 795-3200. Our website address is www.alerus.com. The information contained on our website is not a part of, or incorporated by reference into, this report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its SEC filings for viewing or downloading free of charge through its website at www.alerus.com. After accessing the website, the filings are available upon selecting “Investor Relations” and “SEC Filings.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

Alerus Financial Corporation, a financial holding company, and its subsidiary, Alerus Financial, N.A., a national banking association, are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Board of Governors of the Federal Reserve System, or Federal Reserve, and the Bank’s primary regulator, the Office of the Comptroller of the Currency, or OCC, as well as the FDIC, as the insurer of our deposits, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate, and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, we

experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act, the Regulatory Relief Act, was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation; requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

For information on CARES Act, PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic, see “Management’s Discussion and analysis of Financial Condition and Results of Operations.” In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". Capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords known as “Basel rules” adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act, or the Basel III Rule. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality control and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally certain holding companies with consolidated assets of less than $3 billion, and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios, as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of total risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction, must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well-capitalized, we must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) the Bank was not subject to a directive from the OCC to increase its capital; and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We also remain in compliance with the capital conservation buffer of 2.5%.

Prompt Corrective Action. The concept of being “well-capitalized” is part of a regulatory regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time but have not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation, and supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities/ Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-

insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. We are subject to the complex consolidated capital requirements, of the Basel III Rule, see “—The Role of Capital” above.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law, or the DGCL. The DGCL allows us to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the

Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. Our defined business lines of Banking, Mortgage, Retirement and Benefits and Wealth Management are each subject to that authority. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Supervision of Business Segments. As a national bank, the Bank is subject to examination and enforcement by the OCC. The OCC examines the Bank’s Banking and Mortgage business segments as part of its safety and soundness examinations, which consider not only compliance with applicable laws and regulations, but also capital levels, asset quality (with rigorous loan portfolio reviews) and risk, management ability and performance, earnings, liquidity, and various other factors. Many of these subjects are discussed further below.

The Bank’s Retirement and Benefits and Wealth Management business segments are subject to separate examination as trust activities (generally on the same cycle as safety and soundness examinations). The OCC’s trust examinations evaluate compliance with applicable law, management ability, operations, internal controls, and auditing, earnings, compliance, and asset management. These business segments are subject to a multitude of state laws (trust law is a state concept) and federal laws to which the Bank and each individual account are subject. These include trust investment law, securities law, banking law, tax law, contract law, anti-money laundering requirements, environmental law, consumer protection law, criminal law, and the U.S. Department of the Treasury’s Office of Foreign Assets Control laws and regulations. The Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code are the primary sources of law governing the structure, administration, and operation of employee benefit plans. The U.S. Department of Labor is responsible for administering and enforcing the ERISA.

The OCC has broad enforcement authority to impose penalties, restrictions and limitations on the Bank where it determines, among other things, that the Bank’s operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.5%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2020, the Bank paid supervisory assessments to the OCC totaling $388 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The OCC, in its 2021 supervisory plan, identified its supervision priorities for 2021, which include: (i) credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management; (ii) the transition away from LIBOR (London Interbank Offered Rate) as a reference rate: (iii) compliance risk management related to COVID-19 pandemic-related activities; (iv) Bank Secrecy Act/ anti-money laundering, or AML, compliance; (v) cybersecurity and operational resilience; (vi) planning for and implementation of the current-expected-credit-losses, or CECL, accounting standard; (vii) CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, are in effect across all business lines and geographic locations.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve has determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $110.6 million, the reserve requirement was 3% percent of those transaction account balances; and for net transaction accounts in excess of $110.6 million, the reserve requirement was 10% percent of the aggregate amount of total transaction account balances in excess of $110.6 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and as reserve requirement no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authorities, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate, or CRE, Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2020, we did not exceed the guidelines for CRE lending.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020.The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Summary

This is a summary of some of the material risks and uncertainties that management believes affects us. The list is not exhaustive but provides a high-level summary of some of the material risks that are further described in this Item 1A. We encourage you to read Item 1A in its entirety.

Credit Risks

●	Our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the Current Expected Credit Loss standard;

●	business and economic conditions in our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio; and
●	the level of nonperforming assets on our balance sheet.

Operational, Strategic and Reputational Risks

●	The impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party services;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, or LIBOR, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events; and
●	any material weaknesses in our internal control over financial reporting.

Liquidity and Funding Risks

●	Our ability to successfully manage liquidity risk;
●	concentrations of large depositors; and
●	our dependence on dividends from the Bank.

Legal, Accounting and Compliance Risks

●	The effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;

●	the extensive regulatory framework that applies to us; and
●	the impact of recent and future legislative and regulatory changes.

COVID-19 Pandemic-Related Risks

●	The effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic.

Market and Interest Rate Risks

●	Interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio; and
●	governmental monetary, trade and fiscal policies.

Credit Risks

Our business depends on our ability to manage credit risk.

As a bank, our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, or our inability to adequately adapt policies and procedures to changes in economic, or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures, and charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

As of December 31, 2020, our allowance for loan losses as a percentage of total loans was 1.73% and as a percentage of total nonperforming loans was 674.13%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in North Dakota, Minnesota and Arizona, although we also pursue business opportunities nationally. As of December 31, 2020, 93.5% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota and Arizona may affect our business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota or Arizona or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the AUA and AUM of our retirement and benefit services and wealth management businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. Our business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2020, approximately 61.3% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, adverse weather events, including tornados, wildfires, flooding, and mudslides, can cause damage to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Commercial and industrial loans represented 35.0% of our total loan portfolio at December 31, 2020. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2020, we had $607.5 million of commercial real estate loans, consisting of $460.8 million of loans secured by nonfarm nonresidential properties, $86.7 million of loans secured by multifamily residential properties, $44.5 million of construction and land development loans and $15.5 million of loans secured by farmland. Commercial real estate loans represented 30.7% of our total loan portfolio and 191.3% of the Bank’s total capital at December 31, 2020. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 3.0% of our total loan portfolio as of December 31, 2020. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $5.1 million, or 0.26% of our total loan portfolio, and our nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned) totaled $5.1 million, or 0.17% of total assets If Paycheck Protection Program, or PPP, loans were excluded from total loans, the nonperforming loans would have been 0.30% of our total loan portfolio, and nonperforming assets as a ratio of total assets would have been 0.19%. In addition, we had $5.0 million in accruing loans that were 31-89 days delinquent as of December 31, 2020.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio, and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2020, our 10 largest borrowing relationships accounted for approximately 5.6% of our total loan portfolio. We have established an informal, internal limit on loans to one borrower, principal or guarantor, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2020, we had $63 thousand of foreclosed assets, which consisted of properties that we obtained through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

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

Our mortgage loan portfolio consists, in part, of home equity lines of credit. A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which we typically do not service if the loan is sold. By not servicing the first mortgage loans, we are unable to track the delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five or ten years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 15 or 20 years. The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

Operational, Strategic and Reputational Risks

Noninterest income represents a significant portion of our total revenue and may be negatively impacted by changes in economic or market conditions and competition.

A significant portion of our revenue results from fee-based services provided by our retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2020, noninterest income represented approximately 64.1% of our total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from our retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants we provide retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If we are unable to maintain our number of plans, participants and AUA and AUM at historical or greater levels, our fee income derived from this business may decline. For example, in a typical year we expect to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations, mergers and acquisition activity. In 2020, we experienced outflows of $6.8 billion in our retirement and benefit services division partially offset by inflows of $4.8 billion.

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

If we grow through acquisitions, it may expose us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects. Acquiring other banks and financial service providers involve risks commonly associated with acquisitions, including:

●	potential exposure to unknown or contingent liabilities of the banks and businesses we acquire;
●	exposure to potential asset and credit quality issues of the acquired bank or related business;
●	difficulty and expense of integrating the operations, culture and personnel of banks and businesses we acquire, including higher than expected deposit attrition;
●	potential disruption to our business;

●	potential restrictions on our business resulting from the regulatory approval process;
●	an inability to realize the expected revenue increases, costs savings, market presence or other anticipated benefits;
●	potential diversion of our management’s time and attention; and
●	the possible loss of key employees and clients of the banks and businesses we acquire.

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

In 2020, our retirement and benefit services business experienced outflows of AUA and AUM of $6.8 billion, due to withdrawals, client turnover, plan terminations, and mergers and acquisition activity. We believe this level of runoff is typical in the industry. To maintain and grow this business, we believe we need to be an active acquirer and seek to complete acquisitions of retirement administration providers if we are able to find quality acquisition opportunities. If we are unable to source a pipeline of potential acquisitions of companies that we determine are a good strategic fit for our Company, our retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have a concentration of large clients in our retirement and benefit services business, and if one of these clients were to terminate their business relationship with us or be acquired by another organization, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For the year ended December 31, 2020, our 10 largest client relationships accounted for approximately 11.6% of the revenue attributable to our retirement and benefit services business. During a typical year, our retirement and benefit services business loses clients due to plan terminations, primarily as a result of merger and acquisition activity. If any one of these larger clients terminates their business relationship with us, either voluntarily or as a result of being acquired by another organization, it could decrease the revenue of this business line and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients or third parties with whom we interact, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking, record keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We outsource to third parties many of our major systems, such as data processing and mobile and online banking. In addition, we partner with a leading financial technology company to create an online account portal that integrates our diverse product applications into a user-friendly experience for our consumer clients. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of client business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of clients. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2023. It is not certain at this time whether LIBOR will change or cease to exist, or the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR, or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

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

We engage in the origination and sale of residential real estate loans into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we may receive repurchase or indemnification requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, results of operations and growth prospects.

We are highly dependent on our executive management team, and the loss of any of our senior executive officers or other key employees, or our inability to attract and retain qualified personnel, could harm our ability to implement our strategic plan and impair our relationships with clients.

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, which consists of Randy Newman, our Chairman, President and Chief Executive Officer, Katie Lorenson, our

Chief Financial Officer, Ann McConn, our Chief Shared Services Officer, Ryan Goldberg, our Chief Revenue Officer, and Karin Taylor, our Chief Risk Officer. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market areas. The loss of any of the members of our executive management team or any of our other key personnel, including our client advisors, could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel and ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

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

We rely, in part, on our reputation to attract clients and retain our client relationships. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. In particular, our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; client and other third-party fraud; properly maintaining and safeguarding client and employee personal information; money-laundering; illegal or fraudulent sales practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our businesses are dependent on the integrity of our relationship, asset managers and other employees. If a relationship manager, asset manager or other employee were to misappropriate any client funds or client information, the reputation of our businesses could be negatively affected, which may result in the loss of accounts and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in the areas described above. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Alerus” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

Our use of third party vendors, including the financial technology company we partner with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients.

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

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if its earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank junior in priority to all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2020, we had $50.0 million of subordinated notes payable and $10.3 million of junior subordinated debentures outstanding. On January 29, 2021, the Company redeemed all $50.0 million of its subordinated notes payable. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

Our businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth management, trust and fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment and recent tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. There are also concerns about the potential effects of coronavirus on international trade (including supply chains and export levels), travel, and employee productivity and other economic activities. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates remaining at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. Further, a general economic slowdown could decrease the value of our AUA and AUM resulting in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our market areas. Overall, we compete with national commercial banks, regional banks, private banks, mortgage companies, online lenders, savings banks, credit unions, non-bank financial services companies, other financial institutions, including investment advisory and wealth management firms, financial technology companies and securities brokerage firms, operating within or near the areas we serve. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

In our banking business, we may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. In addition, increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high-quality credits.

Competition in the retirement and benefit services and wealth management businesses is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management, wealth advisory and wealth management and trust firms in these areas. In addition, the record keeping and administration industry is dominated by a small number of larger institutions that may charge fees that are lower than we charge for similar services. Our ability to successfully attract and retain retirement and benefit services and wealth management clients is dependent upon our ability to compete with competitors’ investment, advisory, fiduciary and recordkeeping products and services, levels of investment performance and marketing and distribution capabilities. If we are unable to compete effectively with other banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our noninterest income could decline, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The financial services industry is undergoing rapid change, as technology enables traditional banks to compete in new ways and non-traditional entrants to compete in certain segments of the banking market, in some cases with reduced regulation. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, online lending and low-cost investment advisory services. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. For example, new business models have been observed in retail payments, consumer and commercial lending, foreign exchange and low-cost investment advisory services. While we closely monitor business disruptors and seek to adapt to changing technologies, matching the pace of innovation exhibited by new and differently situated competitors may require us and policy-makers to adapt at a greater pace. Because the financial services industry is experiencing rapid changes in technology, our future success will depend in part on our ability to address our clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short-term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic conditions or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in AUM and a corresponding decline in investment management fees, which would adversely affect our results of operations.

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

At the end of 2018, we made the decision to no longer provide custodial services for our clients through our broker-dealer subsidiary. Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services, either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If clients, including our retirement and benefit services and wealth management clients, move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2020, we had pledged $150.9 million of investment securities for this purpose, which represented approximately 25.5% of our total securities portfolio. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by repurchase agreements and the ability to borrow from the Federal Reserve and the FHLB. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

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

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend primarily on core deposits from our clients, which consist of noninterest bearing deposits, interest bearing checking accounts, certificates of deposit less than $250,000 and money market savings accounts, as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow this strong, core deposit base and our ability to retain our retirement and benefit and wealth management clients, many of whom are also depositors. Deposit and account balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our retirement and benefit and wealth management clients, move money out of bank deposits or money market accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

We supplement our core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2020, we had no secured or unsecured FHLB advances or fed funds purchased from the FHLB. Our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2020, our advances from the FHLB were collateralized by $624.1 million of real estate loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2020, our 10 largest depositor relationships accounted for approximately 10.5% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their accounts. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on our debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2020, the Bank had the capacity to pay the Company a dividend of up to $63.3 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, financial condition, results of operations and growth prospects, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. We do not have any current plans, arrangements or understandings to make any additional acquisitions. In addition, our Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, our credit ratings, our ability to maintain a listing on Nasdaq and our financial condition and performance. If we fail to maintain an investment grade credit rating, it may adversely impact our ability to raise capital or incur additional debt. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Compliance with these reporting requirements and other rules of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio. Further, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

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

If we are unable to meet the demands required of us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Capital Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not perform an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting under the standards of the Public Company Accounting Oversight Board, or PCAOB, as of any balance sheet date reported in our financial statements as of December 31, 2020. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or U.S. Treasury.

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

Moreover, U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.

If the goodwill that we recorded in connection with our recent acquisitions becomes impaired, it could have a negative impact on our financial condition and results of operations.

As of December 31, 2020, we had goodwill of $30.2 million, or 9.1% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Since the financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd-Frank Act have not been applied to us and provisions of the Regulatory Relief Act are intended to result in meaningful regulatory relief for community banks and their holding companies. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted, and may continue to result in, increased costs of doing business, and may in the future, result in decreased revenues and net income, reduce our ability to compete effectively, to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in December 2019, the United States Congress enacted the Setting Every Community up for Retirement Enhancement, or SECURE Act. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. Some of the changes in law made by the SECURE Act are complex and unclear in application. Moreover, many of the provisions were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. We cannot predict what impact the SECURE Act will ultimately have on our business. In addition, political developments, including changes in law introduced by the Biden administration in the United States in 2021 add uncertainty to the implementation, scope and timing of regulatory reforms.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2020, our net deferred tax asset was $9.4 million.

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

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate-income areas. Our failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. In addition, new regulations, increased regulatory reviews or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business. Any of the actions described above could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file reports such as suspicious activity and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institution we acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisitions.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

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

As a matter of policy, the Federal Reserve expects a financial holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by our Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2020, the Bank did not exceed these guidelines.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our registration statement on Form S-1, which was declared effective by the SEC on September 12, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

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

Certain banking laws and certain provisions of our certificate of incorporation and bylaws may have an anti-takeover effect.

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

There are also provisions in our certificate of incorporation and bylaws that could have the effect of delaying, deferring or discouraging another party from acquiring control of us, even if such acquisition would be viewed by our stockholders to be in their best interests. These include supermajority stockholder voting thresholds and requirements relating to stockholder meetings and nominations or proposals. We are also subject to a statutory antitakeover provision included in the DGCL. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

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

COVID-19 Pandemic-Related Risks

The outbreak of the Coronavirus Disease 2019, or COVID-19, has led to an economic recession and had other severe effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. We expect retirement and benefit services and wealth management asset-based revenue will be adversely affected by reduced market values in assets under administration and assets under management, and we also expect increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the retail, restaurant, and hospitality industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:

●	a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis:
●	increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
●	the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;

●	the disruption of our acquisition strategy due to the uncertainties created by the pandemic and challenges to our own business, which could limit or delay our future growth plans;
●	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
●	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as the global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding. In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

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

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have a business continuity plan and other safeguards in place, there is no assurance that such plan and safeguards will be effective. Further, we rely upon third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included a $349.0 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized and such funds became available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrowers fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Our interest earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest-bearing liabilities. We cannot control or accurately predict changes in market rates of interest. If short-term interest rates remain at the current low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result when the Federal Reserve reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have generally been at levels lower than were available prior to the financial crisis. Consequently, the average yield on our interest-earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

In addition, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which we compete. As of December 31, 2020, we had $754.7 million of non-maturity, noninterest bearing deposit accounts and $1.6 billion of non-maturity interest-bearing deposit accounts. Interest rates for interest-bearing accounts have been at historically low levels due to market conditions, although in recent periods, banks and financial institutions started to increase rates in response to a series of increases made by the Federal Reserve in the targeted fed funds rate from 2015 through 2018 and market competition. We do not know what market rates will eventually be, especially given the recent cuts made by the Federal Reserve to its target interest rate in 2020, and the emergency interest rate cuts (and possibility of additional cuts) made by the Federal Reserve in response to the coronavirus. We have started to offer higher interest rates to maintain current clients or attract new clients, and as a result, our interest expense has increased in recent periods and may increase further, perhaps materially. If we fail to offer interest in a sufficient amount to keep these non-maturity deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2020, the fair value of our securities portfolio was approximately $592.3 million, or 19.7% of our total assets. Factors beyond our control can significantly influence and cause potential adverse changes to the fair value of securities in our portfolio. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions and other factors, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about us or the financial services industry in general published by securities analysts;
●	the failure of securities analysts to cover us;
●	operating and stock price performance of other companies that investors or analysts deem comparable to us;
●	news reports relating to trends, concerns, and other issues in the financial services industry;

●	perceptions in the marketplace regarding us, our competitors, or other financial institutions;
●	future sales of our common stock;
●	departures of members of our executive management team or other key personnel;
●	new technologies used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	the effects of, and changes in, trade, monetary, and fiscal policies, including the interest rate policies of the Federal Reserve;
●	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as pandemics, acts or threats of terrorism, or military conflicts.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 401 Demers Avenue, Grand Forks, North Dakota 58201. In addition to our corporate headquarters, which includes a full service banking office, we operate one other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, one full-service banking office located in Northwood, North Dakota, six full-service banking offices located in the Twin Cities MSA, one full-service banking office located in the Phoenix MSA and one full-service banking office located in Mesa, Arizona. We offer retirement and benefits, wealth management and mortgage products and services at all of our full-service banking offices. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. We monitor client behavior and interactions with our banking and other offices, and in recent periods, we have shifted financial resources away from physical locations to technology solutions, as client demands continue to change. In 2020, we closed one bank branch in Grand Forks, North Dakota and a loan and deposit production office in the Twin Cities MSA due to our transition to a more remote workforce. We also closed one retirement and benefit services office in Minnesota and one in Michigan. We have remodeled several locations to utilize our spaces in a more efficient manner. As of December 31, 2020, seven of our office properties were owned and 10 of our offices properties were leased.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market, or Nasdaq, under the symbol “ALRS”.

Shareholders

As of February 28, 2021, the Company had 246 holders of record of the Company’s common stock and an estimated 1,103 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2020, with the cumulative return of the Nasdaq Composite Index and the total return of the SNL-U.S. Banks, Midwest Region Index. This comparison assumes $100.00 was invested on September 13, 2019 and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Total Return Performance

$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
Index Value
09/13/2019
12/31/2019
12/31/2020
Period Ending
Alerus Financial Corporation
Nasdaq Composite Index
SNL-U.S. Banks, Midwest Region Index

	September 13,	December 31,	December 31,
	2019	2019	2020
Alerus Financial Corporation	$100.00	$105.21	$129.70
Nasdaq Composite Index	100.00	109.73	157.62
SNL-U.S. Banks, Midwest Region Index	100.00	107.90	92.65

The banks in the custom peer group, SNL-U.S. Banks, Midwest Region Index, include all major exchange (NYSE, NYSE American, NASDAQ) banks in SNL’s coverage universe headquartered in Iowa, Indiana, Illinois, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and although our board of directors is closely monitoring the impacts of the COVID-19 pandemic, we currently intend to maintain or increase our current dividend levels in future quarters. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, economic conditions, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through December 31, 2020, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements.

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

Our primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to our offices located in our banking markets, our retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and Colorado.

Our business model produces strong financial performance and a diversified revenue stream, which has helped us establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. We believe our client-first and advice-based philosophy, diversified business model and history of high performance and growth distinguishes us from other financial service providers. We generate a majority of our overall revenue from noninterest income, which is driven primarily by our retirement and benefit services, wealth management and mortgage business lines. The remainder of our revenue consists of net interest income, which we derive from offering our traditional banking products and services.

As of December 31, 2020, we had $3.0 billion of total assets, $2.0 billion of total loans, $2.6 billion of total deposits, $330.2 million of stockholders’ equity, $34.2 billion of AUA/AUM in our retirement and benefit services segment, and $3.3 billion of AUA/AUM in our wealth management segment. For the year ended December 31, 2020, we had $1.8 billion of mortgage originations.

Recent Developments

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has not had an adverse impact on our financial condition and results of operations as of and for the year ending December 31, 2020, but it is expected to have a complex and significant impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our primary banking market areas are the states of North Dakota, Minnesota, and Arizona. Our retirement and benefit services segment serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate two retirement and benefits services offices in Minnesota, one in Michigan and one in Colorado.

In Minnesota, at the start of the pandemic, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 2, 2020, and was in effect until May 18, 2020. The state has now implemented a four phase stay safe plan to reopen businesses in the area. Similarly, in Arizona, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 31, 2020, and expired on May 15, 2020, and the Governor announced new guidance for protecting businesses and their customers as they reopen. The state has implemented a four phase reopening plan that requires benchmarks be met for a certain period of time before transitioning from one phase to another. In North Dakota, the Governor did not issue an order requiring individuals to stay at home, but placed certain restrictions on bars, restaurants and gyms. These orders have been lifted and North Dakota is now working toward a “Smart Restart” program to encourage businesses to open safely and take precautions to slow the spread of COVID-19. In response to these orders, the Bank has been serving its customers through its drive-up windows at various branch locations and through online and mobile banking. The Bank is also permitting certain visits to its branches on a limited basis and by appointment only. In Minnesota and Arizona, the Bank is offering appointments to clients to meet with safeguards in place that materially comply with the CDC guidance. In North Dakota, offices have re-opened for business with safeguards in place that materially comply with CDC guidance.

Each state experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities. According to data released by the U.S. Department of Labor, initial claims for unemployment insurance initially spiked in each of the states in our banking markets. We expect claims for unemployment insurance to remain at elevated levels for the foreseeable future until restrictions are lifted and the pandemic’s effects have subsided.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.00% on March 16, 2020, reaching a current range of 0.00-0.25%.
●	On March 27. 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the Paycheck Protection Program, or PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (a part of the Consolidated Appropriations Act, 2021), provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 6 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See “Note 6 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is $600 billion.
●	On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.
●	On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding.
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures the agencies have revamped the manner in which they conduct periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize their discount window for loans and intraday credit extended by their Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the PPPL Facility and Money Market Mutual Fund Liquidity Facility.

Effect on our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, and hospitality industries will continue to endure significant economic distress, which could cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact of the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to the retail, office and hospitality industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see decreases in our total AUA/AUM and a decrease in mortgage loan originations. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly and adversely affected, as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Response. We took numerous steps in response to the COVID-19 pandemic, including the following:

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
●	We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We offered payment extensions for mortgage customers for initial terms of up to 90 days. As of December 31, 2020, we had entered into principal and interest deferrals on 577 loans, representing $153.6 million in principal balances. Of those loans, 18 loans with a total outstanding principal balance of $8.4 million have been granted second deferrals, 21 loans with a total outstanding principal balance of $3.7 million remain on the first deferral and the remaining loans have been returned to normal payment status.
●	The Business Continuity Planning COVID-19 Response team and Alerus leadership team meet regularly to manage the Company’s response to the pandemic and the effect on our business. In addition, a cross functional task force team meets regularly to address specific issues such as employee and client communications, facilities, reopening offices, and long-term work arrangements. The Risk Committee of the Board meets regularly with management to receive updates on the Company’s response and discuss the effect on our business.
●	We participated as a lender in the SBA’s PPP. We have assisted 1,632 borrowers receive approval for funding of $363.6 million in PPP loans. As of December 31, 2020, we had submitted, to the SBA, 711 forgiveness applications totaling $179.9 million and have received approval and forgiveness on 432 applications totaling $84.1 million.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income on interest-earning assets, primarily loans and available-for-sale securities. We incur interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on loans, available-for-sale securities and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.

Noninterest Income

Noninterest income primarily consists of the following:

●	Our retirement and benefit services business, which includes retirement plan administration, retirement plan investment advisory, HSA, ESOP, payroll and other benefit services, is our Company’s largest source of noninterest income. Over half of our retirement and benefit services fees are transaction or participant based fees and are impacted by the number of plans and participants. The remainder of noninterest income is based on the market value of the related AUA and AUM and impacted by the level of contributions, withdrawals, new business, lost business and fluctuation in market values.
●	Wealth management includes personal trust, investment and brokerage services. Our Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.

●	Mortgage noninterest income consists of gains on originating and selling mortgages and origination fees. Mortgage gains are primarily impacted by the level of originations, amount of loans sold, the type of loans sold and market conditions.
●	Service charges on deposit accounts are comprised of income generated through deposit account related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies we hold on certain key employees, loan servicing income net of the related amortization, and any other income which does not fit within one of the specific noninterest income lines described above. Other noninterest income is generally impacted by business activities and level of transactions.

Noninterest Expense

Noninterest expense is comprised primarily of the following:

●	Compensation and employee taxes and benefits—include all forms of personnel related expenses including salary, commissions, incentive compensation, payroll related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, ESOP and other benefit related expenses. Compensation and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to owning and leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number and size of the locations we occupy.
●	Business services, software and technology—costs related to contracts with core system and third-party data processing providers, software and information technology services to support office activities and internal networks. We believe our technology spending enhances the efficiency of our employees and enables us to provide outstanding service to our clients. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of employees, clients and volume of transactions we have and the level of service we require from our third-party technology vendors.
●	Intangible amortization expense is the result of acquisitions of fee income and banking companies. Identified intangible assets with definite lives consist of client relationship intangibles and are amortized on a straight-line basis over the period representing the estimated remaining lives of the assets. The amount of expense is impacted by the timing of acquisitions and the estimated remaining lives of the assets.
●	Professional fees and assessments—costs related to legal, accounting, tax, consulting, personnel recruiting, directors fees, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned, or OREO, for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of business operations based on income before income tax. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within banking, retirement and benefit services, wealth management, and mortgage. We measure the profitability of each segment based on the direct allocations of expense as we believe it better approximates the contribution generated by our reportable operating segments. All indirect overhead allocations and income tax expense is allocated to corporate administration. A description of each segment is provided in Note 22 (Segment Reporting) of the Company’s audited consolidated financial statements included elsewhere in this report.

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

Investment securities—Investment securities can be classified as trading, available-for-sale, and equity. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of stockholders’ equity, and do not affect earnings until realized. The fair values of investment securities are generally determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility. Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded in current earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security, and it is not likely that we will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

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

Intangible assets—As a result of acquisitions, we carry goodwill and identifiable intangible assets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date. Goodwill is evaluated at least annually or when business conditions suggest impairment may have occurred. Should impairment occur, goodwill will be reduced to its revised carrying value through a charge to earnings. Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives. The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors. Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on our results of operations.

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

On December 22, 2017, the U.S government enacted Public Law 115-97, commonly known as, the Tax Cuts and Jobs Act, a comprehensive tax legislation, which reduced the federal income tax rate for C corporations from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S corporate income tax rate from 35% to 21%, we re-measured our deferred tax assets and recognized $4.8 million of tax expense in the Consolidated Statement of Income for the year ended December 31, 2017. See Note 21 (Income Taxes) of the Company’s audited consolidated financial statements included elsewhere in this report.

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

Financial assets that are recorded at fair value on a recurring basis include investment securities and derivative financial instruments. As of December 31, 2020 and 2019, $605.7 million or 20.1% and $314.8 million or 13.4%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities. The fair value of financial assets on a recurring basis are classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2020 and 2019, $2.9 million and $109 thousand, respectively represented less than 1% of our total liabilities in those years and were classified as Level 2 of the fair value hierarchy. We have no fair value assets or liabilities classified in Level 3 of the fair value hierarchy.

A further discussion regarding the fair value of assets and liabilities, and the classification of Level 1, 2, and 3 hierarchies, is disclosed in Note 27 (Fair Value of Assets and Liabilities) of the Company’s audited consolidated financial statements included elsewhere in this report.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2020.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Income Statement Data
Net interest income	$83,846	$74,551	$75,224	$67,670	$62,940
Provision for loan losses	10,900	7,312	8,610	3,280	3,060
Noninterest income	149,371	114,194	102,749	103,045	105,089
Noninterest expense	163,799	142,537	136,325	134,920	143,792
Income before income taxes	58,518	38,896	33,038	32,515	21,177
Income tax expense	13,843	9,356	7,172	17,514	7,141
Net income (1)	44,675	29,540	25,866	15,001	14,036
Less: preferred stock dividends	—	—	—	—	25
Net income attributable to common stockholders	$44,675	$29,540	$25,866	$15,001	$14,011
Per Common Share Data
Earnings - basic	$2.57	$1.96	$1.88	$1.10	$1.04
Earnings - diluted	$2.52	$1.91	$1.84	$1.07	$1.00
Dividends declared	$0.60	$0.57	$0.53	$0.48	$0.44
Tangible book value per common share (1)(2)	$16.00	$14.08	$10.68	$9.14	$7.99
Average shares outstanding - basic	17,106	14,736	13,763	13,653	13,495
Average shares outstanding - diluted	17,438	15,093	14,063	14,007	14,000
Selected Performance Ratios
Return on average total assets (1)	1.61%	1.34%	1.21%	0.75%	0.72%
Return on average common equity (1)	14.40%	12.78%	13.81%	8.49%	8.46%
Return on average tangible common equity (1)(2)	17.74%	17.46%	21.02%	18.04%	15.81%
Noninterest income as a % of revenue	64.05%	60.50%	57.73%	60.36%	62.54%
Net interest margin (taxable-equivalent basis) (2)	3.22%	3.65%	3.84%	3.74%	3.62%
Efficiency ratio (2)	68.40%	73.22%	73.80%	75.36%	81.12%
Dividend payout ratio	23.81%	29.84%	28.82%	44.82%	43.97%
Average equity to average assets	11.18%	10.45%	8.80%	8.83%	8.67%
Selected Balance Sheet Data - Period Ending
Loans (3)	$1,979,375	$1,721,279	$1,701,850	$1,574,474	$1,366,952
Allowance for loan losses	(34,246)	(23,924)	(22,174)	(16,564)	(15,615)
Investment securities	592,342	313,158	254,878	274,411	278,911
Assets	3,013,771	2,356,878	2,179,070	2,136,081	2,050,045
Deposits (4)	2,571,993	1,971,316	1,775,096	1,834,962	1,785,209
Long-term debt	58,735	58,769	58,824	58,819	58,813
Total stockholders’ equity (5)	330,163	285,728	196,954	179,594	168,251
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	0.03%	0.33%	0.18%	0.16%	0.16%
Nonperforming loans to total loans	0.26%	0.45%	0.41%	0.37%	0.56%
Nonperforming assets to total assets	0.17%	0.33%	0.33%	0.30%	0.47%
Allowance for loan losses to total loans	1.73%	1.39%	1.30%	1.05%	1.14%
Allowance for loan losses to nonperforming loans	674.13%	305.66%	318.45%	282.04%	205.03%
Other Data
Retirement and benefit services assets under administration/management	$34,199,954	$31,904,648	$27,812,149	$29,366,365	$26,111,299
Wealth management assets under administration/management	3,338,594	3,103,056	2,626,815	2,701,966	2,298,992
Mortgage originations	1,778,977	946,441	779,708	867,253	1,065,132
(1)	Excluding a one-time $4.8 million expense related to the revaluation of our deferred tax assets in 2017, our net income, ROAA, ROAE, and ROATCE would have been $19.8 million, 0.99%, 11.21%, and 18.04%, respectively. These adjusted metrics represent non-GAAP financial measures. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(3)	Excludes loans held for branch sale at 2018.
(4)	Excludes deposits held for sale at 2018.
(5)	Includes ESOP-owned shares.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Tangible common equity to tangible assets
Total common stockholders’ equity	$330,163	$285,728	$196,954	$179,594	$168,251
Less: Goodwill	30,201	27,329	27,329	27,329	27,329
Less: Other intangible assets	25,919	18,391	22,473	27,111	32,729
Tangible common equity (a)	274,043	240,008	147,152	125,154	108,193
Total assets	3,013,771	2,356,878	2,179,070	2,136,081	2,050,045
Less: Goodwill	30,201	27,329	27,329	27,329	27,329
Less: Other intangible assets	25,919	18,391	22,473	27,111	32,729
Tangible assets (b)	2,957,651	2,311,158	2,129,268	2,081,641	1,989,987
Tangible common equity to tangible assets (a)/(b)	9.27%	10.38%	6.91%	6.01%	5.44%
Tangible book value per common share
Total common stockholders’ equity	$330,163	$285,728	$196,954	$179,594	$168,251
Less: Goodwill	30,201	27,329	27,329	27,329	27,329
Less: Other intangible assets	25,919	18,391	22,473	27,111	32,729
Tangible common equity (c)	274,043	240,008	147,152	125,154	108,193
Total common shares issued and outstanding (d)	17,125	17,050	13,775	13,699	13,534
Tangible book value per common share (c)/(d)	$16.00	$14.08	$10.68	$9.14	$7.99

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Return on average tangible common equity
Net income	$44,675	$29,540	$25,866	$15,001	$14,036
Less: Preferred stock dividends	—	—	—	—	25
Add: Intangible amortization expense (net of tax)	3,129	3,224	3,664	3,655	4,553
Remeasurement due to tax reform	—	—	—	4,818	—
Net income, excluding intangible amortization (e)	47,804	32,764	29,530	23,474	18,564
Average total equity	310,208	231,084	187,341	176,779	168,039
Less: Average preferred stock	—	—	—	—	2,514
Less: Average goodwill	27,439	27,329	27,329	27,329	25,698
Less: Average other intangible assets (net of tax)	13,309	16,101	19,522	19,358	22,372
Average tangible common equity (f)	269,460	187,654	140,490	130,092	117,455
Return on average tangible common equity (e)/(f)	17.74%	17.46%	21.02%	18.04%	15.81%
Net interest margin (tax-equivalent)
Net interest income	$83,846	$74,551	$75,224	$67,670	$62,940
Tax-equivalent adjustment	455	347	462	865	599
Tax-equivalent net interest income (g)	84,301	74,898	75,686	68,535	63,539
Average earning assets (h)	2,618,427	2,052,758	1,970,004	1,833,002	1,755,283
Net interest margin (tax-equivalent) (g)/(h)	3.22%	3.65%	3.84%	3.74%	3.62%
Efficiency ratio
Noninterest expense	$163,799	$142,537	$136,325	$134,920	$143,792
Less: Intangible amortization expense	3,961	4,081	4,638	5,623	7,005
Adjusted noninterest expense (i)	159,838	138,456	131,687	129,297	136,787
Net interest income	83,846	74,551	75,224	67,670	62,940
Noninterest income	149,371	114,194	102,749	103,045	105,089
Tax-equivalent adjustment	455	347	462	865	599
Total tax-equivalent revenue (j)	233,672	189,092	178,435	171,580	168,628
Efficiency ratio (i)/(j)	68.40%	73.22%	73.80%	75.36%	81.12%
Adjusted net income and ratios for 2017 tax reform
Net income				$15,001
Remeasurement due to tax reform				4,818
Adjusted net income (k)				$19,819
Average assets (l)				2,001,503
Average equity (m)				176,779
Adjusted return on average assets (excluding the remeasurement due to tax reform) (k)/(l)				0.99%
Adjusted return on average equity (excluding the remeasurement due to tax reform) (k)/(m)				11.21%

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2020 are compared to the results for the year ended December 31, 2019, and the consolidated financial condition of the Company as of December 31, 2020 is compared to December 31, 2019. Results of operations for the year ended December 31, 2019 compared to results for the year ended December 31, 2018, can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2019 annual report on Form 10-K filed with the SEC on March 26, 2020.

Summary

Net income for the year ended December 31, 2020 was $44.7 million, an increase of $15.1 million, or 51.2%, compared to $29.5 million for the year ended December 31, 2019. Diluted earnings per common share were $2.52 in 2020, compared to $1.91 for 2019. Return on average total assets was 1.61% in 2020, compared to 1.34% for 2019. The increase in net income was primarily due to an increase of $35.2 million in noninterest income and an increase of $9.3 million in net interest income. The increase in noninterest income was primarily driven by an increase in mortgage banking revenue and the increase in net interest income was primarily due to a $6.5 million decrease in interest expense along with a $2.4 million increase in interest income from investment securities. These improvements were partially offset by a $21.3 million, or 14.9%, increase in noninterest expense driven by a $15.2 million increase in compensation expense, $2.7 million in business services, software and technology expense, and $2.2 million in mortgage and lending expenses. The increases in compensation and mortgage and lending expenses were directly correlated to the increase in mortgage banking revenue as mortgage originations totaled $1.8 billion for the year. The provision for loan losses increased $3.6 million in 2020 compared to 2019, as concerns regarding an economic slowdown related to COVID-19 increased qualitative factors.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent, or FTE

Net interest income totaled $83.8 million in 2020, an increase of $9.3 million, or 12.5%, from 2019. Net interest margin decreased 43 basis points to 3.22%, in 2020, from the 3.65% reported in 2019. The decrease in net interest margin was primarily a result of an 87 basis point decrease in the average yield on interest earning assets which was partially offset by a corresponding decrease of 60 basis points in the average rate paid on interest-bearing liabilities. These decreases were largely driven by a historically low interest rate environment as the Federal Open Market Committee decreased the target fed funds rate 150 basis points in reaction to the economic impact related to COVID-19. Also contributing to the decrease in net interest margin was a shift in balance sheet mix with a higher percentage of average balances in lower yielding deposits with banks and investment securities. The increase in these balances was due to an influx of liquidity from PPP loans, government stimulus and market uncertainty.

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

	Year ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$162,616	$664	0.41%	$34,876	$656	1.88%	8,336	$166	1.99%
Investment securities (3)	425,219	8,999	2.12%	266,204	6,586	2.47%	255,247	6,232	2.44%
Loans held for sale	79,201	1,948	2.46%	36,035	1,138	3.16%	19,255	607	3.15%
Loans
Commercial:
Commercial and industrial	687,266	31,600	4.60%	500,652	27,288	5.45%	483,182	25,019	5.18%
Real estate construction	32,804	1,488	4.54%	23,625	1,287	5.45%	39,024	2,161	5.54%
Commercial real estate	523,219	21,884	4.18%	448,869	22,237	4.95%	475,778	22,853	4.80%
Total commercial	1,243,289	54,972	4.42%	973,146	50,812	5.22%	997,984	50,033	5.01%
Consumer
Residential real estate first mortgage	463,174	18,391	3.97%	455,635	19,257	4.23%	400,458	16,420	4.10%
Residential real estate junior lien	159,844	7,696	4.81%	184,972	10,422	5.63%	190,838	10,305	5.40%
Other revolving and installment	79,238	3,621	4.57%	93,226	4,336	4.65%	88,605	3,929	4.43%
Total consumer	702,256	29,708	4.23%	733,833	34,015	4.64%	679,901	30,654	4.51%
Total loans (1)(3)	1,945,545	84,680	4.35%	1,706,979	84,827	4.97%	1,677,885	80,687	4.81%
Federal Reserve/FHLB Stock	5,846	266	4.55%	8,664	440	5.08%	9,281	473	5.10%
Total interest earning assets	2,618,427	96,557	3.69%	2,052,758	93,647	4.56%	1,970,004	88,165	4.48%
Noninterest earning assets	156,713			159,235			159,402
Total assets	$2,775,140			$2,211,993			$2,129,406
Interest-Bearing Liabilities
Interest-bearing demand deposits (2)	$551,861	$1,624	0.29%	$428,162	$1,995	0.47%	$405,512	$1,034	0.25%
Money market and savings deposits (2)	920,072	4,863	0.53%	681,621	8,320	1.22%	626,041	3,950	0.63%
Time deposits (2)	203,413	2,356	1.16%	186,781	3,019	1.62%	206,846	2,008	0.97%
Short-term borrowings	80	—	—%	71,421	1,805	2.53%	86,851	1,896	2.18%
Long-term debt	58,742	3,413	5.81%	58,789	3,610	6.14%	58,813	3,591	6.11%
Total interest-bearing liabilities	1,734,168	12,256	0.71%	1,426,774	18,749	1.31%	1,384,063	12,479	0.90%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	673,676			512,586			528,552
Other noninterest-bearing liabilities	57,088			41,549			29,450
Stockholders’ equity	310,208			231,084			187,341
Total liabilities and stockholders’ equity	$2,775,140			$2,211,993			$2,129,406
Net interest income		$84,301			$74,898			$75,686
Net interest rate spread			2.98%			3.25%			3.58%
Net interest margin on FTE basis (3)			3.22%			3.65%			3.84%
(1)	Includes loans held for branch sale at 2018.
(2)	Includes deposits held for sale at 2018.
(3)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0% .

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

	Year ended December 31, 2020			Year ended December 31, 2019
	Compared with			Compared with
	Year ended December 31, 2019			Year ended December 31, 2018
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$2,402	$(2,394)	$8	$528	$(38)	$490
Investment securities	3,928	(1,515)	2,413	267	87	354
Loans held for sale	1,364	(554)	810	529	2	531
Loans
Commercial:
Commercial and industrial	10,170	(5,858)	4,312	905	1,364	2,269
Real estate construction	500	(299)	201	(853)	(21)	(874)
Commercial real estate	3,680	(4,033)	(353)	(1,292)	676	(616)
Total commercial	14,350	(10,190)	4,160	(1,240)	2,019	779
Consumer
Residential real estate first mortgage	319	(1,185)	(866)	2,262	575	2,837
Residential real estate junior lien	(1,415)	(1,311)	(2,726)	(317)	434	117
Other revolving and installment	(650)	(65)	(715)	205	202	407
Total consumer	(1,746)	(2,561)	(4,307)	2,150	1,211	3,361
Total loans (1)	12,604	(12,751)	(147)	910	3,230	4,140
Federal Reserve/FHLB Stock	(143)	(31)	(174)	(31)	(2)	(33)
Total interest income	20,155	(17,245)	2,910	2,203	3,279	5,482
Interest-bearing liabilities
Interest-bearing demand deposits (2)	581	(952)	(371)	57	904	961
Money market and savings deposits (2)	2,909	(6,366)	(3,457)	350	4,020	4,370
Time deposits (2)	269	(932)	(663)	(195)	1,206	1,011
Short-term borrowings	(1,805)	—	(1,805)	(336)	245	(91)
Long-term debt	(3)	(194)	(197)	(1)	20	19
Total interest expense	1,951	(8,444)	(6,493)	(125)	6,395	6,270
Change in net interest income	$18,204	$(8,801)	$9,403	2,328	$(3,116)	$(788)
(1)	Includes loans held for branch sale at 2018.
(2)	Includes deposits held for sale at 2018.

Provision for Loan Losses

The provision for loan losses was $10.9 million for the year ended December 31, 2020, compared to $7.3 million for the year ended December 31, 2019. The increase in provision for loan losses in 2020 was primarily due to increased qualitative factors related to the economic uncertainty resulting from COVID-19, partially offset by $1.9 million less provision for specific reserves on impaired loans and $717 thousand less provision related to the decrease in criticized loan balances.

The provision for loan losses on off-balance sheet items, a component of “other expense” in our Consolidated Statements of Income, reflects management’s assessment of the adequacy of the allowance for loan losses on lending-related commitments. See “Financial Condition—Allowance for Loan Losses.”

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2020, 2019, and 2018.

	Year ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Retirement and benefit services	$60,956	$63,811	$(2,855)	(4.5)%	$63,811	$63,316	$495	0.8%
Wealth management	17,451	15,502	1,949	12.6%	15,502	14,900	602	4.0%
Mortgage banking	61,641	25,805	35,836	138.9%	25,805	17,630	8,175	46.4%
Service charges on deposit accounts	1,409	1,772	(363)	(20.5)%	1,772	1,808	(36)	(2.0)%
Net gains (losses) on investment securities	2,737	357	2,380	666.7%	357	85	272	320.0%
Other	5,177	6,947	(1,770)	(25.5)%	6,947	5,010	1,937	38.7%
Total noninterest income	$149,371	$114,194	$35,177	30.8%	$114,194	$102,749	$11,445	11.1%
Noninterest income as a % of revenue	64.1%	60.5%			60.5%	57.7%

Total noninterest income increased by $35.2 million, or 30.8%, to $149.4 million in 2020, from $114.2 for 2019. The increase in noninterest income was primarily due to a $35.8 million increase in mortgage banking revenue. The increase in mortgage banking revenue was due to historically high mortgage originations. Mortgage originations for 2020 were $1.8 billion, an $832.5 million, or 88.0% increase from 2019. Also contributing to the increase in mortgage banking revenue, was a $7.1 million increase in the change in fair value of derivatives and a 50 basis point increase in the gain on sale margin. Wealth management revenue increased $1.9 million due to an increase of $235.5 million in wealth management assets under administration/management. We also realized a $2.4 million increase in gains on the sale of investment securities. These increases were offset by a $2.9 decrease in retirement and benefit services revenue and a $1.8 million decrease in other noninterest income. The decrease in retirement and benefit services revenue was primarily due to expected plan attrition exceeding new business generation and a transition away from revenue sharing. The decrease in other noninterest income was primarily due to the gain on branch sale recognized in 2019.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 64.1% in 2020, up from 60.5% the prior year. The increase in 2020 was due to a 30.8% increase in noninterest income while net interest income increased by 12.5%.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2020, 2019, and 2018.

	Year ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Compensation	$89,206	$74,018	$15,188	20.5%	$74,018	$69,403	$4,615	6.6%
Employee taxes and benefits	20,050	19,456	594	3.1%	19,456	17,866	1,590	8.9%
Occupancy and equipment expense	11,073	10,751	322	3.0%	10,751	11,086	(335)	(3.0)%
Business services, software and technology expense	19,124	16,381	2,743	16.7%	16,381	14,525	1,856	12.8%
Intangible amortization expense	3,961	4,081	(120)	(2.9)%	4,081	4,638	(557)	(12.0)%
Professional fees and assessments	4,700	4,011	689	17.2%	4,011	5,098	(1,087)	(21.3)%
Marketing and business development	3,133	3,162	(29)	(0.9)%	3,162	3,459	(297)	(8.6)%
Supplies and postage	2,169	2,722	(553)	(20.3)%	2,722	2,737	(15)	(0.5)%
Travel	359	1,787	(1,428)	(79.9)%	1,787	1,738	49	2.8%
Mortgage and lending expenses	5,039	2,853	2,186	76.6%	2,853	2,153	700	32.5%
Other	4,985	3,315	1,670	50.4%	3,315	3,622	(307)	(8.5)%
Total noninterest expense	$163,799	$142,537	$21,262	14.9%	$142,537	$136,325	$6,212	4.6%

Total noninterest expense increased $21.3 million, or 14.9%, to $163.8 million for the year ended December 31, 2020, from $142.5 million for 2019. The increase in noninterest expense was primarily due to increases of $15.2 million in compensation expense, $2.7 million in business services, software and technology expense, $2.2 million in mortgage and lending expenses, $1.7 million in other noninterest expense and $594 thousand in employee taxes and benefits. The increases in compensation expense, mortgage and lending expenses and employee taxes and benefits were a direct result of the increase in mortgage originations. Business services, software and technology increased due to purchases of computer equipment, supplies and allowances for home office equipment as the Company shifted more of its employees to a remote work model in response to the COVID-19 pandemic. The increase in other noninterest expense was primarily driven by a $1.1 million increase in the provision for unfunded commitments as line of credit utilization decreased 38.6%. These increases were partially offset by a $1.4 million decrease in travel expense as a result of the COVID-19 pandemic and a $553 thousand decrease in supplies and postage as we transitioned many of our clients to electronic statements.

Income Taxes

For the year ended December 31, 2020, we recognized income tax expense of $13.8 million on $58.5 million of pre-tax income resulting in an effective tax rate of 23.7%, compared to the same period in 2019, in which we recognized an income tax expense of $9.4 million on $38.9 million of pre-tax income, resulting in an effective tax rate of 24.1%. The decrease in the effective tax rate was primarily due to an increase in tax exempt interest income, additional deductions from stock-based compensation, and reduced add backs from a reduction in entertainment and meal expense due to a curtailed travel budget stemming from COVID-19.

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

For additional financial information on our segments see Note 22 (Segment Reporting) of the Company’s audited consolidated financial statements included elsewhere in this report.

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 14 offices in North Dakota, Minnesota, and Arizona. These products and services are supported through various digital applications. The majority of our assets and liabilities are on the banking segment balance sheet.

The banking segment reported net income before taxes and indirect allocations of $37.4 million for the year ended December 31, 2020, an increase of $4.0 million compared to 2019. The increase was driven primarily by increases of $8.3 million in net interest income and $3.0 million in noninterest income offset by increases of $3.7 million in noninterest expense and $3.6 million in provision for loan losses.

Retirement and Benefit Services

Retirement and benefit services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping and administration; investment fiduciary services to retirement plans; HSA, flex spending account, and government health insurance program recordkeeping and administration services to employers; payroll and human resource information system services for employers. The division services approximately 7,500 retirement plans and more than 373,100 plan participants. In addition, the division employs nearly 300 professionals, and operates within our banking markets as well as Lansing, Michigan, Littleton, Colorado.

The retirement and benefit services segment reported net income before taxes and indirect allocations of $25.7 million for the year ended December 31, 2020, a decrease of $2.7 million from the $28.4 million for 2019. Revenue of $61.0 million, comprised of $25.6 million in asset based revenue and $35.4 million in participant and transaction revenues, decreased $2.9 million or 4.5% primarily due to expected plan attrition exceeding new business generation and a 3 basis point reduction in yield.

The following table presents changes in the combined AUA and AUM for our retirement and benefit services segment for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
AUA & AUM balance beginning of period	$31,904,648	$27,812,149	$29,366,365
Acquired assets	1,258,382	—	—
Inflows (1)	4,829,449	5,009,789	4,637,646
Outflows (2)	(6,828,573)	(5,406,667)	(4,981,204)
Market impact (3)	3,036,048	4,489,377	(1,210,658)
AUA & AUM balance end of period	$34,199,954	$31,904,648	$27,812,149
Yield (4)	0.18%	0.21%	0.22%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment were $34.2 billion at December 31, 2020, an increase of $2.3 billion compared to the total at December 31, 2019. The increase was primarily driven by an increase of $3.0 billion related to the market impact and $1.3 billion in acquired assets from the 2020 acquisition of Retirement Planning Services, Inc., offset by outflows outpacing inflows.

Wealth Management

The wealth management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across our Company’s footprint.

Wealth management reported net income before taxes and indirect allocations of $9.2 million for the year ended December 31, 2020, an increase of $848 thousand, or 10.2% from 2019. Noninterest income increased $1.9 million, or 12.6%, as compared to 2019, primarily due to an increase in combined AUA and AUM, partially offset by a 4 basis points reduction in yield. Wealth management noninterest expense of $8.3 million increased $1.1 million or 15.3% from 2019 primarily due to an increase in direct allocation expenses.

The following table presents changes in the wealth management combined AUA and AUM, disaggregated by product, for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Dimension balance beginning of period	$1,652,454	$1,276,905	$1,369,580
Inflows (1)	402,787	545,606	218,171
Outflows (2)	(539,485)	(329,974)	(199,187)
Market impact (3)	238,891	159,917	(111,659)
Dimension balance end of period	$1,754,647	$1,652,454	$1,276,905
Yield (4)(6)	0.49%	0.54%	0.57%
Blue Print balance beginning of period	$469,937	$348,605	$334,648
Inflows (1)	131,436	117,846	104,643
Outflows (2)	(83,142)	(58,832)	(55,938)
Market impact (3)	51,705	62,318	(34,748)
Blue Print balance end of period	$569,936	$469,937	$348,605
Yield (4)(6)	0.92%	0.98%	1.04%
Trust balance beginning of period	$290,677	$226,305	$222,738
Inflows (1)	194,897	200,766	251,327
Outflows (2)	(254,542)	(187,648)	(297,514)
Market impact (3)	19,438	51,254	49,754
Trust balance end of period	$250,470	$290,677	$226,305
Yield (4)(6)	0.57%	0.60%	0.65%
Total Wealth Management balance beginning of period	$2,413,068	$1,851,815	$1,926,966
Inflows (1)	729,120	864,218	574,141
Outflows (2)	(877,169)	(576,454)	(552,639)
Market impact (3)	310,034	273,489	(96,653)
Total Wealth Management balance end of period (5)	$2,575,053	$2,413,068	$1,851,815
Yield (4)(6)	0.59%	0.63%	0.66%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth management noninterest income divided by simple average ending balances.
(5)	Total wealth management does not include brokerage assets of $760.5 million, $690.0 million, and $775.0 million for the years ending December 31, 2020, 2019 and 2018, respectively.
(6)	Yield does not include brokerage revenue of $2.7 million, $2.1 million, and $2.4 million for the years ending December 31, 2020, 2019 and 2018, respectively.

AUA and AUM for the wealth management segment was $2.6 billion, excluding $760.5 million of brokerage assets, at December 31, 2020, an increase of $162.0 million, or 6.7%, compared to the total at December 31, 2019. The increase was driven by an increase of $310.0 million related to the market impact, offset by outflows out pacing inflows by $148.0 million.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the banking office locations.

Mortgage reported net income before taxes and indirect allocations of $27.4 million for the year ended December 31, 2020, an increase of $22.2 million from the $5.2 million reported in 2019. Mortgage noninterest income for 2020 of $61.6 million increased $35.8 million, or 138.9%, from the same period in 2019. The increase was primarily driven by an increase in mortgage originations which totaled $1.8 billion, for the year ended December 31, 2020, an $832.5 million increase from 2019. In addition, mortgage recognized a $7.1 million increase in the change in fair value of secondary market derivatives as well as a 50 basis point increase in the gain on sale margin. The increase in noninterest income was offset by an increase of $14.4 million in noninterest expense, primarily due to increased incentive compensation directly related to the increase in mortgage originations.

Financial Condition

Overview

Total assets were $3.0 billion at December 31, 2020, an increase of $656.9 million compared to $2.4 billion at December 31, 2019. The increase in total assets was primarily due to increases of $282.0 million in available-for-sale investment securities, $247.8 million in net loans, $75.6 million in loans held for sale, $29.0 million in cash and cash equivalents and $14.2 million in other assets. The increase in loans held for sale was due to increased mortgage loan originations and our decision to hold loans longer to utilize liquidity and provide for an increase in earning asset yield compared to alternative short-term investments. The increase in loans was primarily driven by $268.4 million of PPP loans. The increase in securities available-for-sale was a result of management’s decision to utilize liquidity and provide for an increase in earning asset yield compared to alternative short-term investments.

Investment Securities

The following table presents the fair value of our investment securities portfolio for the periods indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Trading	$—	—%	$—	—%	$1,539	0.6%
Available-for-sale
U.S. Treasury and agencies	5,907	1.0%	21,240	6.8%	19,142	7.5%
Obligations of state and political agencies	153,773	26.0%	68,648	21.9%	66,387	26.0%
Mortgage backed securities
Residential Agency	262,004	44.2%	182,538	58.3%	126,998	49.9%
Commercial	139,693	23.6%	30,685	9.8%	28,767	11.3%
Asset backed securities	115	—%	144	—%	399	0.2%
Corporate bonds	30,850	5.2%	7,095	2.3%	8,481	3.3%
Total available-for-sale	592,342	100.0%	310,350	99.1%	250,174	98.2%
Equity	—	—%	2,808	0.9%	3,165	1.2%
Total investment securities	$592,342	100.0%	$313,158	100.0%	$254,878	100.0%

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

At December 31, 2020 total investment securities were $592.3 million compared to $313.2 million at December 31, 2019. Investment securities as a percentage of total assets were 19.7% and 13.3%, as of December 31, 2020 and December 31, 2019, respectively. The decision to increase investment securities was strategically done to utilize excess liquidity and provide for an increase in earning asset yield compared to alternative short-term investments. Securities with a carrying value of $160.8 million were pledged at December 31, 2020, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value gain on the available-for-sale investment portfolio as of December 31, 2020 was $14.2 million, as compared to $2.6 million as of December 31, 2019. This increase is indicative of the interest rate environment and changes in the size and composition of the portfolio.

The investment portfolio is principally composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations, or CMOs, and municipal bonds. The portfolio does not include any private label mortgage-backed securities or private label collateralized mortgage obligations.

As of December 31, 2020, the Bank held 112 tax-exempt state and local municipal securities totaling $50.1 million. As of December 31, 2019, the Bank held 114 tax-exempt state and local municipal securities totaling $49.6 million. Other than the aforementioned investments, at December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

As of December 31, 2020 and December 31, 2019, all of the available-for-sale debt securities in an unrealized loss position were investment grade. For the years ended December 31, 2020 and 2019, we evaluated all of our debt securities for credit impairment and determined there were no credit losses evident and we did not record any other-than-temporary impairment. Furthermore, we do not intend to sell and it is more likely than not that we will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

Periodic reviews are conducted to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current estimated fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.

The securities available-for-sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2020. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	Maturity as of December 31, 2020
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,530	0.92%	$4,377	0.71%
Obligations of state and political agencies	2,468	1.39%	28,747	1.34%	74,666	1.79%	47,892	2.31%
Mortgage backed securities
Residential Agency	2	3.59%	1,760	2.62%	49,658	2.32%	210,584	1.85%
Commercial	—	—%	1,749	3.23%	4,774	2.25%	133,170	1.15%
Asset backed securities	—	—%	—	—%	—	—%	115	5.40%
Corporate bonds	1,016	2.77%	—	—%	29,834	4.49%	—	—%
Total available-for-sale	$3,486	1.79%	$32,256	1.51%	$160,462	2.46%	$396,138	1.66%

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

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second-lien on the borrower’s residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

Loans outstanding, by type, as of the dates presented are as follows:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
		Percent of		Percent of		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Commercial
Commercial and industrial (1)	$691,858	35.0%	$479,144	27.8%	$510,706	30.0%	$480,595	30.5%	$472,449	34.6%
Real estate construction	44,451	2.2%	26,378	1.5%	18,965	1.1%	22,348	1.4%	35,174	2.6%
Commercial real estate	563,007	28.5%	494,703	28.8%	439,963	25.9%	444,857	28.3%	391,533	28.6%
Total commercial	1,299,316	65.7%	1,000,225	58.1%	969,634	57.0%	947,800	60.2%	899,156	65.8%
Consumer
Residential real estate first mortgage	463,370	23.4%	457,155	26.6%	448,143	26.3%	348,964	22.2%	202,217	14.8%
Residential real estate junior lien	143,416	7.2%	177,373	10.3%	188,855	11.1%	195,103	12.4%	178,795	13.1%
Other revolving and installment	73,273	3.7%	86,526	5.0%	95,218	5.6%	82,607	5.2%	86,784	6.3%
Total consumer	680,059	34.3%	721,054	41.9%	732,216	43.0%	626,674	39.8%	467,796	34.2%
Total loans	$1,979,375	100.0%	$1,721,279	100.0%	$1,701,850	100.0%	$1,574,474	100.0%	$1,366,952	100.0%
(1)	Includes PPP loans of $268.4 million as of December 31, 2020.

Total loans outstanding of $2.0 billion as of December 31, 2020, increased $258.1 million, or 15.0%, from December 31, 2019. The increase was primarily due to increases of $212.7 million in commercial and industrial loans and $68.3 million in our commercial real estate loan portfolio, partially offset by $41.0 million decrease in our consumer loan portfolio. The increase in commercial and industrial loans was due to an increase of $268.4 million in net PPP loans offset by a decrease in commercial lines of credit due to low line utilization. The decrease in our consumer portfolio was primarily due to a decrease in residential real estate junior liens due to a large number of refinances as a result of the historically low interest rates.

Our loan portfolio is highly diversified. The long-term goal of the overall portfolio mix is to retain balance with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of December 31, 2020, approximately 35.0% of loans outstanding were commercial and industrial, while 28.5% of loans outstanding were commercial real estate, and 30.6% of loans outstanding were residential real estate. The commercial lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at December 31, 2020: real estate (32%), retail trade (12%), healthcare (7%), finance & insurance (6%),wholesale trade (6%), construction (6%), professional services (6%), manufacturing (5%), transportation (3%), agriculture, forestry, fishing and hunting (3%), restaurant & lodging (2%), accommodation and food services (2%) management of companies (2%), educational services (1%), and administrative and support (1%). A variety of other industries with less than a 1% share of the total portfolio comprise the remaining 6%. The loan portfolio is also diversified by market distribution with 48.4% of the portfolio in the Twin Cities MSA, 39.8% in the eastern North Dakota cities of Grand Forks and Fargo, 9.7% in the Phoenix MSA and 2.1% in our national market, as of December 31, 2020.

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

Our consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. Volume in this portion of the loan portfolio has been strong over the last few years due to low long-term interest rates and comparatively stable real estate valuations in our primary markets. As of December 31, 2020, our consumer mortgage portfolio was $606.8 million which was a slight decline from $634.5 million as of December 31, 2019. Consumer mortgages had slightly decreased in 2019. Market interest rates, expected duration, and our overall interest rate sensitivity profile continue to be the most significant factors in determining whether we choose to retain versus sell portions of new consumer mortgage originations.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as commercial lending activity. As of December 31, 2020, the commercial loan portfolio was $1.3 billion, an increase of $299.1 million, or 29.9%, from $1.0 billion as of December 31, 2019. The increase was primarily due to $268.4 million in PPP loans. Highly competitive conditions continue to prevail in the small and middle market commercial segments in which we primarily operate. We maintain a commitment to generating growth in our business portfolio in a manner that adheres to our twin goals of maintaining strong asset quality and producing profitable margins. We continue to invest in additional personnel, technology, and business development resources to further strengthen our capabilities in this important product category.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation, the Company offered a payment deferral program for its lending clients that have been adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. During 2020, the Company had entered into principal and interest deferrals on 577 loans, representing $153.6 million in principal balances. Of those loans, 18 loans with a total outstanding principal balance of $8.4 million have been granted second deferrals, 21 loans with a total outstanding principal balance of $3.7 million remain on the first deferral and the remaining loans have been returned to normal payment status. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “Note 6 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan demand will be under pressure in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The following table shows the maturities and type of interest rates for the loan portfolio as of December 31, 2020:

	December 31, 2020
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$121,551	$516,471	$53,836	$691,858
Real estate construction	6,091	15,957	22,403	44,451
Commercial real estate	41,419	221,197	300,391	563,007
Total commercial	169,061	753,625	376,630	1,299,316
Consumer
Residential real estate first mortgage	18,698	18,064	426,608	463,370
Residential real estate junior lien	15,518	48,798	79,100	143,416
Other revolving and installment	9,225	52,088	11,960	73,273
Total consumer	43,441	118,950	517,668	680,059
Total loans	$212,502	$872,575	$894,298	$1,979,375
Sensitivity of loans to changes in interest rates
Fixed interest rates		$739,727	$416,886
Floating interest rates		132,848	477,412
Total		$872,575	$894,298

As of December 31, 2020, 61.8% of the loan portfolio bears interest at fixed rates and 38.2% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

A loan is categorized as a TDR if a concession is granted, such as to provide for the reduction of either interest or principal due to deterioration in the financial condition of the borrower. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. See “Note 6 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Criticized loans represent loans that are categorized as special mention, substandard, and doubtful. The following table presents criticized loans by type as of December 31, 2020, 2019, and 2018:

	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018
Commercial
Commercial and industrial	$22,256	$30,838	$51,141
Real estate construction	—	1,259	1,055
Commercial real estate	29,274	32,409	32,785
Total commercial	51,530	64,506	84,981
Consumer
Residential real estate first mortgage	2,149	797	19
Residential real estate junior lien	2,955	1,251	2,485
Other revolving and installment	37	6	—
Total consumer	5,141	2,054	2,504
Total loans	$56,671	$66,560	$87,485
Criticized loans as a percent of total loans	2.86%	3.87%	5.14%

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$5,050	$7,379	$6,963	$5,873	$7,616
Accruing loans 90+ days past due	30	448	—	—	48
Total nonperforming loans	5,080	7,827	6,963	5,873	7,664
OREO and repossessed assets	63	8	204	483	1,917
Total nonperforming assets	5,143	7,835	7,167	6,356	9,581
Total restructured accruing loans	3,427	957	823	240	576
Total nonperforming assets and restructured accruing loans	$8,570	$8,792	$7,990	$6,596	$10,157
Nonperforming loans to total loans	0.26%	0.45%	0.41%	0.37%	0.56%
Nonperforming assets to total assets	0.17%	0.33%	0.34%	0.30%	0.47%
Allowance for loan losses to nonperforming loans	674%	306%	318%	282%	205%
(1)	Nonaccrual loans included nonperforming TDRs of $0.0 million, $0.0 million, $0.2 million, $0.7 million, and $1.5 million at the respective dates indicated above.

Interest income lost on nonaccrual loans approximated $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2020, 2019, and 2018.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management believes is sufficient to absorb incurred losses in the loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.

The allowance for loan losses represents management’s assessment of probable credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific components, based on individual evaluation of certain loans, and general components for homogeneous pools of loans with similar risk characteristics.

Impaired loans include loans placed on nonaccrual status and TDRs. Loans are considered impaired when, based on current information and events, it is probable that all amounts due, in accordance with the original contractual terms of the loan agreement, will not be collected. When determining if all amounts due in accordance with the original contractual terms of the loan agreement will be collected, the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral, are taken into consideration. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All impaired loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent.

The allowance for non-impaired loans is based on historical losses adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment. These portfolio segments include commercial and industrial, real estate construction, commercial real estate, residential real estate first mortgage, residential real estate junior liens, and other revolving and installment.

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments was an expense of $800 thousand for the year ended December 31, 2020 compared to a reversal of $308 thousand for the year ended December 31, 2019.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance—beginning of period	$23,924	$22,174	$16,564	$15,615	$14,688
Commercial loan charge-offs
Commercial and Industrial	(4,249)	(6,540)	(3,123)	(3,287)	(1,629)
Real estate construction	—	(1)	(60)	—	(1,655)
Commercial real estate	(865)	—	(600)	—	(43)
Total commercial loan charge-offs	(5,114)	(6,541)	(3,783)	(3,287)	(3,327)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	(29)	—	—
Residential real estate junior lien	(12)	(465)	(133)	(1,124)	(829)
Other revolving and installment	(242)	(572)	(308)	(429)	(280)
Total consumer loan charge-offs	(254)	(1,037)	(470)	(1,553)	(1,109)
Total loan charge-offs	(5,368)	(7,578)	(4,253)	(4,840)	(4,436)
Commercial loan recoveries
Commercial and Industrial	4,352	1,470	750	930	1,084
Real estate construction	—	3	2	279	587
Commercial real estate	97	150	81	73	188
Total commercial recoveries	4,449	1,623	833	1,282	1,859
Consumer loan recoveries
Residential real estate first mortgage	5	—	—	103	211
Residential real estate junior lien	207	232	207	872	94
Other revolving and installment	129	161	213	252	139
Total consumer loan recoveries	341	393	420	1,227	444
Total loan recoveries	4,790	2,016	1,253	2,509	2,303
Net loan charge-offs (recoveries)	578	5,562	3,000	2,331	2,133
Commercial loan provision
Commercial and Industrial	(2,168)	5,213	6,911	3,244	507
Real estate construction	355	51	(35)	(416)	1,304
Commercial real estate	8,185	259	1,889	352	269
Total commercial loan provision	6,372	5,523	8,765	3,180	2,080
Consumer loan provision
Residential real estate first mortgage	4,321	292	(226)	182	(328)
Residential real estate junior lien	507	99	(171)	247	453
Other revolving and installment	514	383	(24)	276	16
Total consumer loan provision	5,342	774	(421)	705	141
Unallocated provision expense	(814)	1,015	266	(605)	839
Total loan loss provision	10,900	7,312	8,610	3,280	3,060
Balance—end of period	$34,246	$23,924	$22,174	$16,564	$15,615
Total loans	$1,979,375	$1,721,279	$1,701,850	$1,574,474	$1,366,952
Average total loans	1,945,545	1,706,979	1,677,885	1,475,042	1,345,208
Allowance for loan losses to total loans	1.73%	1.39%	1.30%	1.05%	1.14%
Net charge-offs/(recoveries) to average total loans (annualized)	0.03%	0.33%	0.18%	0.16%	0.16%

The allowance for loan losses was $34.2 million at December 31, 2020, compared to $23.9 million at December 31, 2019. The $10.3 million increase in the allowance for loan losses was due to additional provision for loan losses of $10.9 million due to additional qualitative factors related to borrowers impacted by COVID-19, offset by net loan charge-offs of $578 thousand. The ratio of nonperforming loans to total loans at December 31, 2020 was 0.26%, compared to 0.45% at December 31, 2019. If PPP loans were excluded, the ratio of nonperforming loans to total loans was at December 31, 2020 would have been 0.30%. The allowance for loan losses to total loans was 1.73% at December 31, 2020, compared to 1.39% at December 31, 2019. If PPP loans were excluded, the allowance for loan losses to total loans would have been 2.00% at December 31, 2020.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2016		December 31, 2015
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,205	35.0%	$12,270	27.8%	$12,127	30.0%	$7,589	30.5%	$6,509	34.6%
Real estate construction	658	2.2%	303	1.5%	250	1.1%	343	1.4%	674	2.6%
Commercial real estate	14,105	28.5%	6,688	28.8%	6,279	25.9%	4,909	28.3%	4,484	28.6%
Residential real estate first mortgage	5,774	23.4%	1,448	26.6%	1,156	26.3%	1,411	22.2%	1,037	14.8%
Residential real estate junior lien	1,373	7.2%	671	10.3%	805	11.1%	902	12.4%	907	13.1%
Other revolving and installment	753	3.7%	352	5.0%	380	5.6%	499	5.2%	488	6.3%
Unallocated	1,378	—%	2,192	—%	1,177	—%	911	—%	1,516	—%
Total loans	$34,246	100.0%	$23,924	100.0%	$22,174	100.0%	$16,564	100.0%	$15,615	100.0%

Deposits

Total deposits were $2.57 billion as of December 31, 2020, an increase of $600.7 million, or 30.5%, from December 31, 2019. Interest-bearing deposits increased $423.7 million while noninterest-bearing deposits increased $177.0 million. Key drivers of the increase in deposits included strong deposit production of deposits from new and existing PPP loan clients, synergistic deposit growth, inflows from government stimulus programs and higher depositor balances due to the uncertain economic environment and financial markets. The increase in interest-bearing deposits included a $184.0 million increase in synergistic deposits including HSA deposits from our retirement and benefit services and wealth management segments, bringing our total deposits sourced outside of our branch footprint to $595.6 million. Commercial transaction deposits increased $289.5 million, or 35.5%, while consumer transaction deposits increased $108.1 million, or 20.2%, since December 31, 2019. Noninterest-bearing deposits as a percentage of total deposits were 29.3% as of December 31, 2020 and 2019.

Interest-bearing deposit costs were 0.53% and 1.03% for the years ended December 31, 2020 and 2019, respectively. The decrease in interest-bearing deposit costs resulted from the low interest rate environment due to the Federal Reserve’s response to COVID-19.

We compete for local deposits by offering products with competitive rates and rely on the deposit portfolio to fund loans and other asset growth. Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth. For periods of rising interest rates, management has modeled the aggregate yields for non-maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates, which results in net interest margin expansion and projections of an increase in net interest income. The mix of average deposits has been changing throughout the last several years. The weighting of core funds (noninterest checking, interest checking, savings, and money market accounts) has increased, while time deposits’ weighting has decreased. This change in deposit mix reflects our focus on expanding core account relationships and customers’ preference for unrestricted accounts in the low interest rate environment.

The following table details the average balance and rate of our deposit portfolio by category for the periods indicated.

	Year ended		Year ended		Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$673,676	—%	$512,586	—%	$528,552	—%
Interest-bearing demand	551,861	0.29%	428,162	0.47%	405,512	0.25%
Money market and savings	920,072	0.53%	681,621	1.22%	626,041	0.63%
Time deposits	203,413	1.16%	186,781	1.62%	206,846	0.97%
Total deposits (1)	$2,349,022	0.38%	$1,809,150	0.74%	$1,766,951	0.56%
(1)	Includes deposits held for sale at 2018.

The following table shows the contractual maturity of time deposits, including certificate of deposit account registry services, or CDARS, and IRA deposits of $100 thousand and over, that were outstanding as of the date presented.

December 31,
(dollars in thousands)	2020
Maturing in:
3 months or less	$49,627
3 months to 6 months	62,809
6 months to 1 year	6,718
1 year or greater	8,818
Total	$127,972

Borrowings and Subordinated Debt

We utilize both short-term and long-term borrowings as part of our asset/liability management and funding strategies. Short-term borrowings consists of FHLB advances and federal funds purchased. We had no short-term borrowings outstanding at December 31, 2020 or December 31, 2019.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $943.5 million and $881.2 million at December 31, 2020 and 2019, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. At December 31, 2020, we had $50.0 million of outstanding 5.75% Fixed to Floating Rate Subordinated Notes due 2025, or Subordinated Notes. The Subordinated Notes currently bear interest at a fixed rate of 5.75% per year, payable semi-annually through December 30, 2020, and then convert automatically to floating rate notes that reset quarterly to an interest rate equal to the three-month LIBOR plus 412 basis points. The Subordinated Notes mature on December 30, 2025, and we have the option to redeem or prepay any or all of the Subordinated Notes without premium or penalty any time after December 30, 2020 or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

On December 29, 2020, we gave notice pursuant to Section 4(b) of the Subordinated Notes, that the entire aggregate $50.0 million outstanding principal amount of the Subordinated Notes is being called for redemption on Friday, January 29, 2021, the Redemption Date. On the Redemption Date, holders of record of the Subordinated Notes were paid 100 % of the outstanding principal amount of each Subordinated Note plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. See Note 32 (Subsequent Events) of the Company’s audited consolidated financial statements included elsewhere in this report.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $8.6 million as of December 31, 2020, compared to $8.5 million as of December 31, 2019. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition. See Note 14 (Long-Term Debt) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected financial information pertaining to the components of our borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$—	—%	$93,460	61.4%
Subordinated notes	49,688	84.6%	49,625	84.4%	49,562	32.5%
Junior subordinated debentures	8,617	14.7%	8,504	14.5%	8,392	5.5%
Finance lease liability	430	0.7%	640	1.1%	870	0.6%
Total borrowed funds	$58,735	100.0%	$58,769	100.0%	$152,284	100.0%

Capital Resources

The following table summarizes the changes in our stockholders’ equity for the periods indicated.

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Beginning balance	$285,728	$196,954	$179,594
Net income	44,675	29,540	25,866
Other comprehensive income (loss)	8,702	5,537	(2,541)
Common stock repurchased	(482)	(1,948)	(356)
Common stock dividends	(10,387)	(8,909)	(7,456)
Stock‑based compensation expense	1,927	1,750	1,847
Initial public offering of 3,289,000 shares of common stock net of issuance costs	—	62,804	—
Ending balance	$330,163	$285,728	$196,954

Total stockholders’ equity was $330.2 million at December 31, 2020, compared to $285.7 million at December 31, 2019. The increase was primarily due to $44.7 million of net income and $8.7 million in accumulated other comprehensive income and partially offset by $10.4 million in common stock dividends.

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

During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Act became effective, which include requirements that were subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, the Common Equity Tier 1 Capital ratio, and revised the adequately and well capitalized thresholds. As of January 1, 2019, the rules require us to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.50% the minimum risk weighted asset ratios. The capital conservation buffer requirement was 2.50%, 2.50%, and 1.875% as of December 31, 2020, 2019, and 2018, respectively, which is not reflected in the table below.

At December 31, 2020, 2019, and 2018, we met all the capital adequacy requirements to which we were subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) for additional disclosures.

	December 31,	December 31,	December 31,
Capital Ratios	2020	2019	2018
Alerus Financial Corporation
Common equity tier 1 capital to risk weighted assets	12.75%	12.48%	8.43%
Tier 1 capital to risk weighted assets	13.15%	12.90%	8.87%
Total capital to risk weighted assets	16.79%	16.73%	12.86%
Tier 1 capital to average assets	9.24%	11.05%	7.51%
Tangible common equity to tangible assets (1)	9.27%	10.38%	6.91%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.10%	11.91%	11.39%
Tier 1 capital to risk weighted assets	12.10%	11.91%	11.39%
Total capital to risk weighted assets	13.36%	13.15%	12.62%
Tier 1 capital to average assets	8.50%	10.20%	9.63%
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Contractual Obligations and Off-Balance Sheet Arrangements

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

Further information related to financial instruments can be found in Note 16 (Financial Instruments with Off-Balance Sheet Risk) in the notes to the consolidated financial statements found elsewhere in this report.

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2020.

	December 31, 2020
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$1,788	$3,410	$1,492	$1,597	$8,287
Time deposits	183,811	15,018	5,897	4,612	209,338
Subordinated notes payable	—	—	49,688	—	49,688
Junior subordinated debenture (Trust I)	—	—	—	3,447	3,447
Junior subordinated debenture (Trust II)	—	—	—	5,170	5,170
Finance lease liability	251	209	—	—	460
Total contractual obligations	$185,850	$18,637	$57,077	$14,826	$276,390

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

At December 31, 2020, we had on balance sheet liquidity of $511.1 million, compared to $250.7 million at December 31, 2019 and $152.1 million at December 31, 2018. On balance sheet liquidity includes total due from banks, federal funds sold, interest-bearing deposits with banks, unencumbered securities available-for-sale and over collateralized securities pledging position.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2020 we had $943.5 million of collateral pledged to the FHLB. Based on this collateral we are eligible to borrow up to $631.7 million and had $631.7 million available capacity as of December 31, 2020. In addition, we can borrow up to $102.0 million through unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of December 31, 2020 and December 31, 2019.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2020, we had $173.0 million of cash and cash equivalents of which $143.3 million were interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of COVID-19 could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrower’s needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that we would take in response to both a short-term and long-term funding crisis.

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

The estimated impact on our net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2020 and December 31, 2019, are presented in the table below.

	December 31, 2020		December 31, 2019
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	10.2%	7.3%	5.5%	12.2%
+300 basis points	7.9%	3.2%	4.2%	9.0%
+200 basis points	5.5%	−1.0%	2.9%	5.7%
+100 basis points	3.2%	−5.3%	1.5%	2.4%
−100 basis points	−4.9%	−18.8%	−5.4%	−11.9%
−200 basis points	N/A %	N/A %	N/A %	N/A %

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2020, demonstrating that an increase in interest rates would have a positive impact on net interest income over the next 12 and 24 months. The balance sheet was more asset sensitive in a rising-rate environment as of December 31, 2020 than it was as of December 31, 2019. The increase is primarily related to a change in the mix and repricing characteristics of our liabilities along with an increase cash and cash equivalents.

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

The table below presents the change in the economic value of equity as of December 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates.

	December 31,	December 31,
	2020	2019
+400 basis points	12.1%	12.8%
+300 basis points	12.6%	11.4%
+200 basis points	11.9%	9.2%
+100 basis points	9.5%	6.1%
−100 basis points	−51.0%	−23.2%
−200 basis points	N/A %	N/A %

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 12, 2021

We have served as the Company’s auditor since 2014.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2020	2019
Assets
Cash and cash equivalents	$172,962	$144,006
Investment securities, at fair value
Available-for-sale	592,342	310,350
Equity	—	2,808
Loans held for sale	122,440	46,846
Loans	1,979,375	1,721,279
Allowance for loan losses	(34,246)	(23,924)
Net loans	1,945,129	1,697,355
Land, premises and equipment, net	20,289	20,629
Operating lease right-of-use assets	6,918	8,343
Accrued interest receivable	9,662	7,551
Bank-owned life insurance	32,363	31,566
Goodwill	30,201	27,329
Other intangible assets	25,919	18,391
Servicing rights	1,987	3,845
Deferred income taxes, net	9,409	7,891
Other assets	44,150	29,968
Total assets	$3,013,771	$2,356,878
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$754,716	$577,704
Interest-bearing	1,817,277	1,393,612
Total deposits	2,571,993	1,971,316
Long-term debt	58,735	58,769
Operating lease liabilities	7,861	8,864
Accrued expenses and other liabilities	45,019	32,201
Total liabilities	2,683,608	2,071,150
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,125,270 and 17,049,551 issued and outstanding	17,125	17,050
Additional paid-in capital	90,237	88,650
Retained earnings	212,163	178,092
Accumulated other comprehensive income (loss)	10,638	1,936
Total stockholders’ equity	330,163	285,728
Total liabilities and stockholders’ equity	$3,013,771	$2,356,878

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2020	2019	2018
Interest Income
Loans, including fees	$86,425	$85,830	$81,159
Investment securities
Taxable	7,798	5,576	4,670
Exempt from federal income taxes	949	798	1,234
Other	930	1,096	639
Total interest income	96,102	93,300	87,702
Interest Expense
Deposits	8,843	13,334	6,991
Short-term borrowings	—	1,805	1,896
Long-term debt	3,413	3,610	3,591
Total interest expense	12,256	18,749	12,478
Net interest income	83,846	74,551	75,224
Provision for loan losses	10,900	7,312	8,610
Net interest income after provision for loan losses	72,946	67,239	66,614
Noninterest Income
Retirement and benefit services	60,956	63,811	63,316
Wealth management	17,451	15,502	14,900
Mortgage banking	61,641	25,805	17,630
Service charges on deposit accounts	1,409	1,772	1,808
Net gains (losses) on investment securities	2,737	357	85
Other	5,177	6,947	5,010
Total noninterest income	149,371	114,194	102,749
Noninterest Expense
Compensation	89,206	74,018	69,403
Employee taxes and benefits	20,050	19,456	17,866
Occupancy and equipment expense	11,073	10,751	11,086
Business services, software and technology expense	19,124	16,381	14,525
Intangible amortization expense	3,961	4,081	4,638
Professional fees and assessments	4,700	4,011	5,098
Marketing and business development	3,133	3,162	3,459
Supplies and postage	2,169	2,722	2,737
Travel	359	1,787	1,738
Mortgage and lending expenses	5,039	2,853	2,153
Other	4,985	3,315	3,622
Total noninterest expense	163,799	142,537	136,325
Income before income taxes	58,518	38,896	33,038
Income tax expense	13,843	9,356	7,172
Net income	$44,675	$29,540	$25,866
Per Common Share Data
Basic earnings per common share	$2.57	$1.96	$1.88
Diluted earnings per common share	$2.52	$1.91	$1.84
Dividends declared per common share	$0.60	$0.57	$0.53
Average common shares outstanding	17,106	14,736	13,763
Diluted average common shares outstanding	17,438	15,093	14,063

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Net Income	$44,675	$29,540	$25,866
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	14,355	7,751	(3,277)
Reclassification adjustment for losses (gains) realized in income	(2,737)	(357)	(116)
Total other comprehensive income (loss), before tax	11,618	7,394	(3,393)
Income tax expense (benefit) related to items of other comprehensive income	2,916	1,857	(852)
Other comprehensive income (loss), net of tax	8,702	5,537	(2,541)
Total comprehensive income	$53,377	$35,077	$23,325

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2020
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728
Net income	—	—	44,675	—	—	44,675
Other comprehensive income (loss)	—	—	—	8,702	—	8,702
Common stock repurchased	(16)	(249)	(217)	—	—	(482)
Common stock dividends	—	—	(10,387)	—	—	(10,387)
Share‑based compensation expense	14	1,913	—	—	—	1,927
Vesting of restricted stock	77	(77)	—	—	—	—
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$—	$330,163

	Year ended December 31, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	29,540	—	—	29,540
Other comprehensive income (loss)	—	—	—	5,537	—	5,537
Common stock repurchased	(81)	(291)	(1,576)	—	—	(1,948)
Common stock dividends	—	—	(8,909)	—	—	(8,909)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515				62,804
Share‑based compensation expense	13	1,737	—	—	—	1,750
Vesting of restricted stock	54	(54)	—	—	—	—
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728

	Year ended December 31, 2018
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance December 31, 2017	$13,699	$26,040	$140,986	$(1,131)	$(31,491)	$148,103
Net income	—	—	25,866	—	—	25,866
Adjustment for adoption of ASU 2016-01	—	—	(71)	71	—	—
Other comprehensive income (loss)	—	—	—	(2,541)	—	(2,541)
Common stock repurchased	(15)	(53)	(288)	—	—	(356)
Common stock dividends	—	—	(7,456)	—	—	(7,456)
Net change in fair value of ESOP shares	—	—	—	—	(3,003)	(3,003)
Share‑based compensation expense	11	1,836	—	—	—	1,847
Vesting of restricted stock	80	(80)	—	—	—	—
Balance as of December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Operating Activities
Net income	$44,675	$29,540	$25,866
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(4,434)	337	(20)
Provision for loan losses	10,900	7,312	8,610
Provision for foreclosed asset losses	—	—	245
Depreciation and amortization	8,950	8,768	8,729
Amortization and accretion of premiums/discounts on investment securities	1,760	1,127	1,570
Amortization of operating lease right-of-use assets	(25)	—	—
Stock-based compensation	1,927	1,750	1,847
Increase in value of bank-owned life insurance	(797)	(803)	(804)
Realized loss (gain) on sale of branch	—	(1,544)	—
Realized loss (gain) on sale of fixed assets	707	(541)	(11)
Realized loss (gain) on derivative instruments	1,927	(2,051)	1
Realized loss (gain) on loans sold	(57,070)	(18,942)	(8,672)
Realized loss (gain) on sale of foreclosed assets	(28)	(122)	(114)
Realized loss (gain) on sale of investment securities	(2,737)	(357)	(129)
Realized loss (gain) on servicing rights	936	(209)	(577)
Net change in:
Securities held for trading	—	1,539	406
Loans held for sale	(18,621)	(13,146)	12,124
Accrued interest receivable	(2,111)	12	(828)
Other assets	(2,694)	4,399	4,478
Accrued expenses and other liabilities	(5,527)	2,179	832
Net cash provided (used) by operating activities	(22,262)	19,248	53,553
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	75,647	32,565	6,488
Proceeds from maturities of investment securities available-for-sale	69,680	37,109	35,082
Purchases of investment securities available-for-sale	(414,724)	(123,226)	(29,556)
Net (increase) decrease in equity securities	2,808	357	2,280
Net (increase) decrease in loans	(259,130)	(21,898)	(163,156)
Payment to FDIC for termination of loss share agreements	—	—	(3,000)
Net cash paid for business combinations	(9,279)	—	—
Proceeds from sale of branch	—	10,379	—
Proceeds from sale of fixed assets	—	875	11
Purchases of premises and equipment	(3,811)	(2,901)	(3,753)
Proceeds from sales of foreclosed assets	429	1,146	896
Net cash provided (used) by investing activities	(538,380)	(65,594)	(154,708)
Financing Activities
Net increase (decrease) in deposits	600,677	191,444	(35,669)
Net increase (decrease) in short-term borrowings	—	(93,460)	63,460
Repayments of long-term debt	(210)	(230)	(171)
Cash dividends paid on common stock	(10,387)	(8,909)	(7,456)
Repurchase of common stock	(482)	(1,948)	(356)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	—	62,804	—
Net cash provided (used) by financing activities	589,598	149,701	19,808
Net change in cash and cash equivalents	28,956	103,355	(81,347)
Cash and cash equivalents at beginning of period	144,006	40,651	121,998
Cash and cash equivalents at end of period	$172,962	$144,006	$40,651

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

	Year ended
	December 31,
Supplemental Cash Flow Disclosures	2020	2019	2018
Cash paid for:
Interest	$12,641	$18,431	$12,315
Income taxes	13,582	7,219	5,347
Cash and cash equivalents acquired	513	—	—
Non-cash information
Loan collateral transferred to foreclosed assets	456	828	748
Unrealized gain (loss) on investment securities available-for-sale	8,702	5,537	(2,541)
Initial recognition of operating lease right-of-use assets	—	10,485	—
Initial recognition of operating lease liabilities	—	11,006	—
Right-of-use assets obtained in exchange for new operating leases	1,555	—	—
ESOP repurchase obligation termination	—	34,494	—
Loans transferred to held for sale	—	—	32,031
Deposits transferred to held for sale	—	—	(24,197)
Acquisitions
Noncash assets acquired	14,627	—	—
Liabilities assumed	(5,348)	—	—
Net noncash acquired	9,279	—	—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. Significant intercompany balances and transactions have been eliminated in consolidation.

In the normal course of business, the Company may enter into a transaction with a variable interest entity, or VIE. VIEs are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in or exert any control over any VIE, and thus no VIEs are included in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of investment securities, determination of the allowance for loan losses, valuation of reporting units for the purpose of testing goodwill and other intangible assets for impairment, valuation of deferred tax assets, and fair values of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on the exemptions available to emerging growth companies. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At December 31, 2020 and 2019 respectively, 35.0% and 27.8% of the Company’s loan portfolio consisted of commercial and industrial loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 discusses the Company’s loan portfolio.

The Company invests in a variety of investment securities and does not have any significant concentrations in any one industry or to any one issuer. Note 5 discusses the Company’s investment securities portfolio.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and due from banks includes cash and cash equivalents, balances due from banks, and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.

Interest-bearing deposits in banks are carried at cost.

Investment Securities

Debt securities that are held for short-term resale are classified as trading securities and carried at estimated fair value, with increases and decreases in estimated fair value recognized in net gains (losses) on investment securities within the statements of income. Other marketable securities are classified as available-for-sale and are carried at estimated fair value. Realized gains (losses) on investment securities available-for-sale are included in net gains (losses) on investment securities and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains (losses) on sales of investment securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the estimated fair value of individual available-for-sale investment securities below their cost that are other than temporary, result in write-downs of the individual investment securities to their estimated fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify investment securities that could potentially have a credit impairment that is other than temporary.

This process involves analyzing the length of time and the extent to which the estimated fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined by whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.

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

Loans Held for Sale/Branch Sale

Loans originated and intended for sale in the secondary market or loans transferred to held for branch sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains (losses) on loan sales are recorded in mortgage banking revenue on the consolidated statements of income. Refer to Note 30 (Branch Sale) for additional details on loans held for branch sale.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Loans that management has the intent and ability to hold for the foreseeable future, until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, and the allowance for loan losses. Loan fees received that are associated with originating or acquiring certain loans are deferred, net of costs, and amortized over the life of the loan as a yield adjustment to interest income.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest in considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (allowance) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged-off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance.

The allowance consists of three primary components, general reserves, specific reserves related to impaired loans, and unallocated reserves. The general component covers non-impaired loans and is based on historical losses adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

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

Off-Balance Sheet Credit Related Financial Instruments

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

Land, Premises and Equipment, Net

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed on a straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains (losses) on dispositions are included in current operations.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, if lower.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2020, the Company believes it did not have any indications of potential impairment based on the estimated fair value of the reporting units.

Intangible assets determined to have definite lives are amortized over the remaining useful lives. Intangible and other long-lived assets are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

Servicing Rights

Servicing rights are recognized as separate assets when rights are acquired through the sale of loans. Servicing rights are initially recorded at estimated fair value based on assumptions provided by a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of estimated fair value adjustments to capitalized mortgage servicing rights. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future servicing income of the underlying loans.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset.

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

Deposits Held for Sale

Deposits held for sale are stated at the lower of cost or fair value on an aggregate basis. Refer to Note 30 (Branch Sale) for additional details on deposits held for sale.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The material groups of noninterest income that this methodology is applied to are defined as follows:

Retirement and benefit services: Retirement and benefit services income is primarily comprised of fees earned from the administration of retirement plans, record-keeping, compliance services, payroll processing, health savings accounts, and flexible benefit plans. Fees are earned based on a combination of the market value of assets under administration and transaction based fees for services provided. Fees that are determined based on the market value of the assets under administration are generally billed monthly or quarterly in arrears and recognized monthly as the Company’s performance obligations are met. Other transaction based fees are recognized monthly as the performance obligation is satisfied.

Wealth management: Wealth management income is earned from a variety of sources including trust administration and other related fiduciary services, custody, investment management and advisory services, and brokerage. Fees are based on the market value of the assets under management and are generally billed monthly in arrears and recognized monthly as the Company’s performance obligations are met. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Other related services are based on a fixed fee schedule and the revenue is recognized when the services are rendered, which is when the Company has satisfied its performance obligation.

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

Other noninterest income: Other noninterest income components include debit card interchange fees, bank-owned life insurance income and miscellaneous transactional fees. Income earned from these revenue streams is generally recognized concurrently with the satisfaction of the performance obligation.

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

The Company follows standards related to Accounting for Uncertainty in Income Taxes. These rules establish a higher standard for tax benefits to meet before they can be recognized in a Company’s consolidated financial statements. The Company can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on an audit based on the technical merit of the position. See Note 21 (Income Taxes) for additional disclosures. The Company recognizes both interest and penalties as components of other operating expenses.

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties in 2020, 2019, or 2018.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2017.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains (losses) on investment securities available-for-sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the grant date estimated fair value of the equity or liability instruments issued. The grant date estimated fair value is determined using the 20 day weighted-average closing price of the Company’s common stock. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employee’s service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

NOTE 2 New Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of December 31, 2020.

Adopted Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019. The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 10 (Leases) for more information.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its estimated fair value, not to exceed the carrying amount of goodwill. For public business entities that are US Securities and Exchange Commission filers, ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2017-04 effective January 1, 2020, and the new guidance did not have an impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share-based payment transactions for the acquiring of goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for public business entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2018-07 effective January 1, 2019, and has evaluated the provisions of ASU 2018-07 and determined there was no significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements. ASU 2018-13 is effective for all entities for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020, and the revised disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a new impairment model known as the current expected credit loss, or CECL which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred cost” approach under GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchase credit-impaired debt securities and loans. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including private companies and smaller reporting companies, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard but continues to work on its implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics, and quality of our loan portfolio, as we as the general economic conditions and forecasts as of the adoption date.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of this ASU for certain entities, including private companies and smaller reporting companies until after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. This update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the Accounting Standards Codification, or ASU, related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4 and 5 are conforming amendments and for public business entities effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. The Company will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13. In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements removing Section A which included issues 1-16 because the issues in that section will be addressed in a separate ASU. The Company will not be affected by ASU 2020-03 for any remaining sections and will continue to review new standards as they are issued.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issue ASU 2021-01. Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. The Company is assessing both of the ASU’s and their impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

NOTE 3 Business Combinations

On December 18, 2020, the Company acquired Retirement Planning Services, Inc, or RPS, located in Littleton, Colorado for a total purchase price of $13.4 million, which included cash consideration of $9.8 million and an earn out liability of $3.6 million. As part of the transaction, $11.5 million was allocated to an identified customer intangible and $2.9 million to goodwill. The purchase consisted of approximately 1,000 retirement and health benefit administration plans, with more than 48,000 plan participants, 300 COBRA clients, and 10,000 COBRA members and $1.3 billion in assets under administration/management. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

	As recorded by	Fair Value	As recorded by
(dollars in thousands)	RPS	Adjustments	the Company
Assets
Cash and cash equivalents	$513	$—	$513
Land premises and equipment, net	16	(16)	—
Other intangible assets	99	11,390	11,489
Other assets	304	(38)	266
Total assets	932	11,336	12,268
Liabilities
Other liabilities	1,418	3,930	5,348
Total liabilities	1,418	3,930	5,348
Excess assets over liabilities	$(486)	$7,406	6,920
Cash paid for RPS			9,792
Total goodwill recorded			$2,872

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. The amount of required reserve balances were approximately $0 and $13.8 million at December 31, 2020 and 2019, respectively, and represent those required to be held at the Federal Reserve Bank. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $145.6 million and $109.4 million at December 31, 2020 and 2019, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

The amortized cost of investment securities and their estimated fair values, with gross unrealized gains (losses) at December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$5,926	$—	$(19)	$5,907
Obligations of state and political agencies	148,491	5,282	—	153,773
Mortgage backed securities
Residential agency	254,002	8,002	—	262,004
Commercial	139,059	1,070	(436)	139,693
Asset backed securities	109	6	—	115
Corporate bonds	30,553	387	(90)	30,850
Total available-for-sale investment securities	$578,140	$14,747	$(545)	$592,342

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$21,246	$9	$(15)	$21,240
Obligations of state and political agencies	68,162	647	(161)	68,648
Mortgage backed securities
Residential agency	180,411	2,258	(131)	182,538
Commercial	30,752	101	(168)	30,685
Asset backed securities	139	5	—	144
Corporate bonds	7,054	41	—	7,095
Total available-for-sale investment securities	$307,764	$3,061	$(475)	$310,350

The amortized cost and estimated fair value of investment securities at December 31, 2020, by contractual maturity are as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$3,469	$3,486
Due after one year through five years	31,607	32,256
Due after five years through ten years	155,141	160,462
Due after 10 years	387,923	396,138
Total available-for-sale investment securities	$578,140	$592,342

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with carrying value of $160.8 million and $136.2 million, were pledged at December 31, 2020 and 2019, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale of available-for-sale securities for the years ended December 31, 2020, 2019, and 2018 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Proceeds	$75,647	$32,565	$6,488
Realized gains	2,737	357	144
Realized losses	—	(22)	(15)

Information pertaining to investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2020 and 2019 aggregated by investment category and length of time that individual investment securities have been in a continuous loss position, follows:

	December 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(10)	$4,509	$(9)	$1,309	$(19)	$5,818
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	—	—	—	—	—	—
Commercial	(432)	68,494	(4)	2,356	(436)	70,850
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(90)	16,454	—	—	(90)	16,454
Total available-for-sale investment securities	$(532)	$89,457	$(13)	$3,667	$(545)	$93,124

	December 31, 2019
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(5)	$1,740	$(10)	$9,990	$(15)	$11,730
Obligations of state and political agencies	(140)	11,959	(21)	5,798	(161)	17,757
Mortgage backed securities
Residential agency	(52)	17,131	(79)	14,036	(131)	31,167
Commercial	(116)	15,235	(52)	6,195	(168)	21,430
Asset backed securities	—	2	—	—	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	$(313)	$46,067	$(162)	$36,019	$(475)	$82,086

For all of the above investment securities, the unrealized losses were generally due to changes in interest rates and unrealized losses are considered to be temporary as the fair value is expected to recover as the securities approach maturity. The Company evaluates securities for other-than-temporary impairment, or OTTI, on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the year ended December 31, 2020 and 2019, the Company did not believe any OTTI existed and therefore did not recognize any OTTI losses on its investment securities.

As of December 31, 2020 and 2019, the carrying value of the Company’s Federal Reserve Bank stock and FHLB stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Federal Reserve	$2,675	$2,675
FHLB	3,090	3,080

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2020, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of December 31, 2020 and 2019, are carried at a zero cost basis.

NOTE 6 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2020 and 2019:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and industrial (1)	$691,858	$479,144
Real estate construction	44,451	26,378
Commercial real estate	563,007	494,703
Total commercial	1,299,316	1,000,225
Consumer
Residential real estate first mortgage	463,370	457,155
Residential real estate junior lien	143,416	177,373
Other revolving and installment	73,273	86,526
Total consumer	680,059	721,054
Total loans	$1,979,375	$1,721,279
(1)	Includes PPP loans of $268.4 million at December 31, 2020.

Total loans include net deferred loan fees and costs of $4.7 million and $1.0 million at December 31, 2020 and 2019, respectively.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2020 and 2019, respectively:

	December 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,340	$500	$30	$1,988	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	558,127	2,449	—	2,431	563,007
Total commercial	1,291,918	2,949	30	4,419	1,299,316
Consumer
Residential real estate first mortgage	461,179	1,752	—	439	463,370
Residential real estate junior lien	143,060	191	—	165	143,416
Other revolving and installment	73,128	118	—	27	73,273
Total consumer	677,367	2,061	—	631	680,059
Total loans	$1,969,285	$5,010	$30	$5,050	$1,979,375

	December 31, 2019
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$473,900	$382	$—	$4,862	$479,144
Real estate construction	26,251	127	—	—	26,378
Commercial real estate	492,707	556	—	1,440	494,703
Total commercial	992,858	1,065	—	6,302	1,000,225
Consumer
Residential real estate first mortgage	455,244	666	448	797	457,155
Residential real estate junior lien	176,915	184	—	274	177,373
Other revolving and installment	86,172	348	—	6	86,526
Total consumer	718,331	1,198	448	1,077	721,054
Total loans	$1,711,189	$2,263	$448	$7,379	$1,721,279

Interest income foregone on nonaccrual loans approximated $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The tables below present total loans outstanding, by portfolio segment and risk category, as of December 31, 2020 and 2019:

	December 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$669,602	$5,415	$16,841	$—	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	533,733	6,686	22,588	—	563,007
Total commercial	1,247,786	12,101	39,429	—	1,299,316
Consumer
Residential real estate first mortgage	461,221	1,406	743	—	463,370
Residential real estate junior lien	140,461	1,819	1,136	—	143,416
Other revolving and installment	73,236	—	37	—	73,273
Total consumer	674,918	3,225	1,916	—	680,059
Total loans	$1,922,704	$15,326	$41,345	$—	$1,979,375

	December 31, 2019
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$448,306	$9,585	$21,253	$—	$479,144
Real estate construction	25,119	282	977	—	26,378
Commercial real estate	462,294	2,359	30,050	—	494,703
Total commercial	935,719	12,226	52,280	—	1,000,225
Consumer
Residential real estate first mortgage	456,358	—	797	—	457,155
Residential real estate junior lien	176,122	—	1,251	—	177,373
Other revolving and installment	86,520	—	6	—	86,526
Total consumer	719,000	—	2,054	—	721,054
Total loans	$1,654,719	$12,226	$54,334	$—	$1,721,279

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three years ending December 31, 2020, 2019, and 2018:

	Year ended December 31, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$(2,168)	$(4,249)	$4,352	$10,205
Real estate construction	303	355	—	—	658
Commercial real estate	6,688	8,185	(865)	97	14,105
Total commercial	19,261	6,372	(5,114)	4,449	24,968
Consumer
Residential real estate first mortgage	1,448	4,321	—	5	5,774
Residential real estate junior lien	671	507	(12)	207	1,373
Other revolving and installment	352	514	(242)	129	753
Total consumer	2,471	5,342	(254)	341	7,900
Unallocated	2,192	(814)	—	—	1,378
Total	$23,924	$10,900	$(5,368)	$4,790	$34,246

	Year ended December 31, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$5,213	$(6,540)	$1,470	$12,270
Real estate construction	250	51	(1)	3	303
Commercial real estate	6,279	259	—	150	6,688
Total commercial	18,656	5,523	(6,541)	1,623	19,261
Consumer
Residential real estate first mortgage	1,156	292	—	—	1,448
Residential real estate junior lien	805	99	(465)	232	671
Other revolving and installment	380	383	(572)	161	352
Total consumer	2,341	774	(1,037)	393	2,471
Unallocated	1,177	1,015	—	—	2,192
Total	$22,174	$7,312	$(7,578)	$2,016	$23,924

	Year ended December 31, 2018
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,589	$6,911	$(3,123)	$750	$12,127
Real estate construction	343	(35)	(60)	2	250
Commercial real estate	4,909	1,889	(600)	81	6,279
Total commercial	12,841	8,765	(3,783)	833	18,656
Consumer
Residential real estate first mortgage	1,411	(226)	(29)	—	1,156
Residential real estate junior lien	902	(171)	(133)	207	805
Other revolving and installment	499	(24)	(308)	213	380
Total consumer	2,812	(421)	(470)	420	2,341
Unallocated	911	266	—	—	1,177
Total	$16,564	$8,610	$(4,253)	$1,253	$22,174

The following tables present the recorded investment in loans and related allowance for the loan losses, by portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of December 31, 2020 and 2019:

	December 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$2,616	$689,242	$691,858	$336	$9,869	$—	$10,205
Real estate construction	—	44,451	44,451	—	658	—	658
Commercial real estate	5,224	557,783	563,007	837	13,268	—	14,105
Total commercial	7,840	1,291,476	1,299,316	1,173	23,795	—	24,968
Consumer
Residential real estate first mortgage	439	462,931	463,370	—	5,774	—	5,774
Residential real estate junior lien	224	143,192	143,416	19	1,354	—	1,373
Other revolving and installment	27	73,246	73,273	13	740	—	753
Total consumer	690	679,369	680,059	32	7,868	—	7,900
Total loans	$8,530	$1,970,845	$1,979,375	$1,205	$31,663	$1,378	$34,246

	December 31, 2019
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Unallocated	Total
Commercial
Commercial and industrial	$976	$478,168	$479,144	$189	$12,081	$—	$12,270
Real estate construction	—	26,378	26,378	—	303	—	303
Commercial real estate	5,925	488,778	494,703	2,946	3,742	—	6,688
Total commercial	6,901	993,324	1,000,225	3,135	16,126	—	19,261
Consumer
Residential real estate first mortgage	782	456,373	457,155	—	1,448	—	1,448
Residential real estate junior lien	266	177,107	177,373	—	671	—	671
Other revolving and installment	5	86,521	86,526	3	349	—	352
Total consumer	1,053	720,001	721,054	3	2,468	—	2,471
Total loans	$7,954	$1,713,325	$1,721,279	$3,138	$18,594	$2,192	$23,924

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	December 31, 2020			December 31, 2019
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$723	$725	$336	$639	$727	$189
Commercial real estate	3,948	3,974	837	5,718	5,823	2,946
Residential real estate junior lien	19	20	19	—	—	—
Other revolving and installment	27	27	13	5	6	3
Total impaired loans with a valuation allowance	4,717	4,746	1,205	6,362	6,556	3,138
Impaired loans without a valuation allowance
Commercial and industrial	1,893	2,173	—	337	1,110	—
Commercial real estate	1,276	1,415	—	207	236	—
Residential real estate first mortgage	439	464	—	782	797	—
Residential real estate junior lien	205	306	—	266	372	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	3,813	4,358	—	1,592	2,515	—
Total impaired loans
Commercial and industrial	2,616	2,898	336	976	1,837	189
Commercial real estate	5,224	5,389	837	5,925	6,059	2,946
Residential real estate first mortgage	439	464	—	782	797	—
Residential real estate junior lien	224	326	19	266	372	—
Other revolving and installment	27	27	13	5	6	3
Total impaired loans	$8,530	$9,104	$1,205	$7,954	$9,071	$3,138

The table below presents the average recorded investment in impaired loans and interest income for the three years ending December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020		2019		2018
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$765	$14	$839	$16	$3,163	$—
Commercial real estate	3,972	138	5,891	—	1,558	—
Residential real estate junior lien	19	—	—	—	4	—
Other revolving and installment	28	—	20	—	28	—
Total impaired loans with a valuation allowance	4,784	152	6,750	16	4,753	—
Impaired loans without a valuation allowance
Commercial and industrial	4,151	25	2,434	30	1,595	35
Real estate construction	—	—	—	—	—	—
Commercial real estate	1,614	—	212	8	223	9
Residential real estate first mortgage	461	—	230	—	533	—
Residential real estate junior lien	234	3	338	4	718	6
Other revolving and installment	—	—	3	—	3	—
Total impaired loans without a valuation allowance	6,460	28	3,217	42	3,072	50
Total impaired loans
Commercial and industrial	4,916	39	3,273	46	4,758	35
Real estate construction	—	—	—	—	—	—
Commercial real estate	5,586	138	6,103	8	1,781	9
Residential real estate first mortgage	461	—	230	—	533	—
Residential real estate junior lien	253	3	338	4	722	6
Other revolving and installment	28	—	23	—	31	—
Total impaired loans	$11,244	$180	$9,967	$58	$7,825	$50

Loans with a carrying value of $1.2 billion and $1.2 billion were pledged at December 31, 2020 and 2019, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring, or TDR, if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

During the fourth quarter of 2020, there was one loan modified as a TDR as a result of changing the terms allowing for interest only payments and smaller extensions. As of December 31, 2020, the carrying value of the restructured loan was $2.6 million. This loan is currently performing in compliance with the modified terms and there was no specific reserve for loan losses allocated to the loan modified as a TDR.

As of December 31, 2020, the Company had entered into modifications on 577 loans representing $153.6 million in total principal balances, since the beginning of the COVID-19 pandemic. Of those loans, 18 loans with a total outstanding principal balance of $8.4 million, have been granted second deferrals, 21 loans with a total outstanding principal balance of $3.7 million remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020.

During the first quarter of 2019, there was one loan modified as a TDR as a result of extending the amortization period. As of December 31, 2019, the carrying value of the restructured loan was $0.2 million. The loan is currently performing according to the modified terms and there was a $24 thousand specific reserve for loan losses allocated to the loan modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Land	$4,542	$4,542
Buildings and improvements	25,391	25,078
Finance lease	2,657	2,657
Furniture, fixtures, and equipment	33,598	31,859
	66,188	64,136
Less accumulated depreciation	(45,899)	(43,507)
Total	$20,289	$20,629

Depreciation expense for years ended December 31, 2020, 2019, and 2018 amounted to $3.9 million, $3.6 million, and $3.2 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

As of December 31, 2020 and 2019, goodwill totaled $30.2 million and $27.3 million, respectively.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2020 and 2019:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Banking	$20,131	$20,131
Retirement and benefit services	10,070	7,198
Total goodwill	$30,201	$27,329

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$43,346	$(17,490)	$25,856	$31,857	$(14,287)	$17,570
Core deposit intangible assets	3,793	(3,730)	63	4,993	(4,172)	821
Total intangible assets	$47,139	$(21,220)	$25,919	$36,850	$(18,459)	$18,391

Aggregate amortization expense for the years ended December 31, 2020, 2019, and 2018 was $4.0 million, $4.1 million, and $4.6 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2021	$4,415
2022	4,351
2023	4,351
2024	4,098
2025	2,959
Thereafter	5,745
Total	$25,919

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $445.5 million and $541.9 million at December 31, 2020 and 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2020, 2019, and 2018:

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$3,845	$4,623	$4,686
Additions	178	342	534
Amortization	(922)	(987)	(669)
(Impairment)/Recovery	(1,114)	(133)	72
Balance, end of period	$1,987	$3,845	$4,623

The amount of loan servicing obligations included in other liabilities was $0 as of December 31, 2020 and 2019.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2020 and 2019. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2020	2019
Fair value of servicing rights	$1,987	$3,845
Weighted-average remaining term, years	20.1	20.1
Prepayment speeds	17.7%	11.8%
Discount rate	9.0%	9.4%

NOTE 10 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2031. Portions of certain properties are subleased for terms extending through 2023. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated financial statements. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated financial statements as a right-of-use, or ROU, asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters building with a lease term through 2022. As this lease was previously required to be recorded on the Company’s consolidated financial statements, Topic 842 did not materially impact the accounting for this lease.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		December 31,	December 31,
(dollars in thousands)		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,918	$8,343
Finance lease right-of-use assets	Land, premises and equipment, net	202	318
Total lease right-of-use assets		$7,120	$8,661
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$7,861	$8,864
Finance lease liabilities	Long-term debt	430	640
Total lease liabilities		$8,291	$9,504

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rates used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term, years
Operating leases	5.8	6.2
Finance leases	1.8	2.8
Weighted-average discount rate
Operating leases	2.9%	3.1%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the year ending December 31, 2020 and 2019:

	Year ended
	December 31,
(dollars in thousands)	2020	2019
Lease costs
Operating lease cost	$2,457	$2,378
Variable lease cost	1,170	819
Short-term lease cost	395	535
Finance lease cost
Interest on lease liabilities	42	58
Amortization of right-of-use assets	116	116
Sublease income	(228)	(270)
Net lease cost	$3,952	$3,636
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$2,432	$2,376
Right-of-use assets obtained in exchange for new operating lease liabilities	1,555	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of December 31, 2020 are as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
2021	$251	$1,788
2022	209	1,826
2023	—	1,584
2024	—	852
2025	—	640
Thereafter	—	1,597
Total future minimum lease payments	$460	$8,287
Amounts representing interest	(30)	(426)
Total operating lease liabilities	$430	$7,861

NOTE 11 Other Assets

Other assets on the balance sheet consist of the following balances at December 31, 2020 and 2019:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Federal Reserve Bank stock	$2,675	$2,675
Foreclosed assets	63	8
Prepaid expenses	4,754	5,214
Investments in partnerships	14	14
Trust fees accrued/receivable	12,508	12,852
Income tax refund receivable	1,631	374
Federal Home Loan Bank stock	3,090	3,080
Derivative instruments	13,773	1,621
Other assets	5,642	4,130
Total	$44,150	$29,968

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Noninterest-bearing	$754,716	$577,704
Interest-bearing
Interest-bearing demand	618,900	458,689
Savings accounts	79,902	55,777
Money market savings	909,137	683,064
Time deposits	209,338	196,082
Total interest-bearing	1,817,277	1,393,612
Total deposits	$2,571,993	$1,971,316

The aggregate amount of deposit overdrafts included as loans were $96 thousand and $315 thousand at December 31, 2020 and 2019, respectively.

Certificates of deposit in excess of $250,000 totaled $62.1 million and $42.2 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2021	$183,811
2022	9,254
2023	5,764
2024	2,948
2025	2,949
Thereafter	4,612
Total	$209,338

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2020, 2019, and 2018 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Fed funds purchased
Balance as of end of period	$—	$—	$93,460
Average daily balance	80	61,709	86,768
Maximum month-end balance	—	139,605	112,260
Weighted-average rate
During period	—%	2.54%	2.18%
End of period	—%	—%	2.63%
FHLB Short-term advances
Balance as of end of period	$—	$—	$—
Average daily balance	—	9,712	82
Maximum month-end balance	—	135,000	—
Weighted-average rate
During period	—%	2.44%	2.44%
End of period	—%	—%	—%

The Company had outstanding credit capacity with the FHLB of $631.7 million and $552.2 million at December 31, 2020 and 2019 respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with no outstanding balance at December 31, 2020 and 2019. In 2019, the Company established a $15.0 million unsecured line of credit with Bank of North Dakota.

NOTE 14 Long-Term Debt

Long-term debt at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,688	Three-month LIBOR + 4.12%	4.36%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,447	Three-month LIBOR + 3.10%	3.35%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,170	Three-month LIBOR + 1.80%	2.02%	9/15/2036	9/15/2011
Finance lease liability	2,700	430	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,735

	December 31, 2019
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,625	Fixed	5.75%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,402	Three-month LIBOR + 3.10%	5.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,102	Three-month LIBOR + 1.80%	3.69%	9/15/2036	9/15/2011
Finance lease liability	2,700	640	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,769

NOTE 15 True-Up Liability

In connection with the Prosperan Bank acquisition in 2009, the Bank agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements, or the true-up liability. This contingent consideration was classified as a liability within other liabilities on the Consolidated Balance Sheet and was re-measured at each reporting date until the contingency was resolved. At December 31, 2017, the value of the true-up liability was $3.2 million. Changes in the value of the liability were reported in other noninterest expense.

On October 24, 2018, the Company entered into a termination agreement with the FDIC that terminated both the Single Family Shared-Loss Agreement as well as the Commercial and Other Assets Shared-Loss Agreement. The Company agreed to pay the FDIC $3.0 million. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective October 24, 2018. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share agreements are recognized entirely by the Company from the date of termination.

NOTE 16 Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2020 and 2019, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$611,140	$586,365
Standby letters of credit	6,510	8,516
Total	$617,650	$594,881

At December 31, 2020 and 2019, respectively, the Company had a $150 thousand letter of credit with the FHLB. Bank of North Dakota letters of credit are collateralized by loans pledged to the Bank of North Dakota in the amount of $245.7 million and $242.0 million at December 31, 2020, and 2019, respectively. Outstanding letters of credit at December 31, 2020 and 2019 were $0 and $20.0 million, respectively.

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

NOTE 17 Legal Contingencies

The Company may be subject to claims and lawsuits which may arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of these claims and lawsuits is currently not expected to have a material adverse effect on the financial position of the Company.

NOTE 18 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan, except if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The maximum number of shares that may be delivered under the plan shall be 1,100,000 shares. As of December 31, 2020, 30,499 stock awards and 49,604 restricted stock units had been issued under the plan.

Effective May 2009, the Company adopted the Alerus Financial Corporation 2009 Stock Award Plan, or the 2009 Plan, providing for the grant of up to 1,350,000 shares of its common stock to employees, officers, consultants, independent contractors, and directors pursuant to awards of non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, or other stock-based awards in such forms and amounts as deemed appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, and shares used to satisfy the purchase of an award or tax obligations associated therewith shall again become available for issuance under the plan. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. In determining compensation expense, the fair value of the award will be determined on the date of grant expensed over the applicable vesting period. For performance awards, the Company estimates that the most likely outcome is the achievement of the target level and if during the performance period, additional information becomes available to lead the Company to believe a different level will be achieved for the performance period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. Following the adoption of the 2019 Equity Incentive Plan, no new awards may be granted from this plan.

Amounts granted under the plans have been retroactively adjusted for all stock splits effected in the form of dividends. Activity in the stock plan for the years ended December 31, 2020, and 2019 is as follows:

	Year ended December 31, 2020		Year ended December 31, 2019
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	347,211	$18.64	337,014	$18.36
Granted	82,494	19.62	70,617	19.87
Vested	(91,346)	16.39	(53,994)	18.76
Forfeited or cancelled	(13,329)	19.62	(6,426)	17.63
Outstanding at end of period	325,030	$19.48	347,211	$18.64

Unrecognized compensation expense related to share-based awards was $2.8 million and $3.3 million as of December 31, 2020 and 2019, respectively. The expense is expected to be recognized over a weighted-average period of 3.43 years and 3.86 years, as of December 31, 2020 and 2019, respectively.

Compensation expense relating to stock awards under these plans was $1.9 million in 2020, $1.5 million in 2019, and $1.2 million in 2018. The number of unvested shares outstanding was 203,253 and 262,734 respectively, at December 31, 2020 and 2019. The number of unvested units outstanding was 73,236 and 84,477 at December 31, 2020 and 2019, respectively.

Effective May 2009, the Company also adopted the Alerus Financial Corporation Stock Grant Plan for Non-Employee Directors, or the Retainer Plan, providing for the issuance of up to 180,000 shares of its common stock to non-employee directors. The purpose of the Retainer Plan is to provide for payment for the annual retainer to directors in shares of Company common stock. The number of shares to be issued is based on the retainer divided by the fair market value per share as of the grant date, as defined in Note 1 (Significant Accounting Policies). Upon the issuance of shares under this plan, the then current value of the shares is charged to expense. Effective November 11, 2019, the Company terminated the Retainer Plan.

Activity in the Retainer Plan for the years ended December 31, 2020, and 2019 is as follows:

	Number of Shares
	Available for	Restricted
	future	stock
	grant	awards
Balance as of December 31, 2018	25,825	154,175
Retainer shares awarded	(13,144)	13,144
Plan expiration	(12,681)	—
Balance as of December 31, 2019	—	167,319
Retainer shares awarded	—	—
Balance as of December 31, 2020	—	167,319

Compensation expense relating to stock awards under this plan was $0 in 2020, $0.3 million in 2019, and $0.3 million in 2018.

NOTE 19 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation Employee Stock Ownership Plan, or ESOP, and a defined contribution salary reduction plan, or 401k. The plans cover substantially all full-time employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board of Directors, at its discretion, and allocated to participants based on a percentage of annual compensation. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401k, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for years ending December 31, 2020, 2019, and 2018 were as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018
Salary reduction plan	$2,960	$2,599	$2,402
ESOP	2,166	1,836	1,665
Total	$5,126	$4,435	$4,067
Total ESOP shares outstanding	1,170,611	1,307,439	1,334,372

Prior to the Company’s initial public offering, in accordance with provisions of the Internal Revenue Code of 1986, as amended, or the Code, that are applicable to private companies, the terms of the ESOP provided that ESOP participants had the right, for a specified period of time, to require us to repurchase shares of our common stock that were distributed to them by the ESOP. As a result, the ESOP-owned shares were deducted from total stockholders’ equity in our consolidated balance sheets. The shares of common stock held by the ESOP are reflected in our consolidated balance sheets as a line item called “ESOP-owned shares” appearing between total liabilities and stockholders’ equity. Upon the completion of our initial public offering and the listing of our common stock on the

Nasdaq Capital Market, in September 2019, our repurchase liability was extinguished and the ESOP-owned shares are now included in total stockholders’ equity.

NOTE 20 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2020, 2019, and 2018.

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Retirement and benefits	$60,956	$63,811	$63,316
Wealth management	17,451	15,502	14,900
Mortgage banking (1)	61,641	25,805	17,630
Service charges on deposit accounts	1,409	1,772	1,808
Net gains (losses) on investment securities (1)	2,737	357	85
Other
Interchange fees	2,140	1,972	2,005
Bank-owned life insurance income (1)	797	803	803
Misc. transactional fees	1,246	1,236	1,106
Other noninterest income	994	2,936	1,096
Total noninterest income	$149,371	$114,194	$102,749
(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

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

NOTE 21 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year ended
	December 31,
(dollars in thousands)	2020	2019	2018
Federal
Current	$14,541	$7,091	$5,801
Deferred	(3,615)	267	(49)
Federal income tax	10,926	7,358	5,752
State
Current	3,736	1,926	1,265
Deferred	(819)	72	155
State income tax	2,917	1,998	1,420
Total income tax expense	$13,843	$9,356	$7,172

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Deferred Tax Assets
Allowance for loan losses	$8,556	$5,893
Employee compensation and benefit accruals	2,608	2,542
Expense accruals	352	935
Identifiable intangible amortization	3,388	3,369
Deferred loan fees	1,204	266
Net operating loss carry forwards	173	236
Nonaccrual loan interest	62	—
Other	505	341
Total deferred tax assets from temporary differences	16,848	13,582
Deferred Tax Liabilities
Accumulated depreciation	314	1,431
Goodwill and intangible amortization	2,258	1,835
Servicing assets	511	965
Prepaid expenses	785	804
Unrealized loss on available‑for‑sale investment securities	3,566	649
Other	5	7
Total deferred tax liabilities from temporary differences	7,439	5,691
Net Deferred Tax Assets	$9,409	$7,891

The reconciliation between applicable income taxes and the amount computed at the applicable statutory Federal tax rate for years ending December 31, 2020, 2019, and 2018 is as follows:

	Year ended December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$12,289	21.0%	$8,168	21.0%	$6,938	21.0%
Tax effect of:
Tax exempt income	(527)	(0.9)%	(442)	(1.1)%	(365)	(1.1)%
State income taxes, net of federal benefits	2,522	4.3	1,618	4.2	1,399	4.2
Nondeductible items and other	(441)	(0.8)	12	—	(800)	(2.4)
Applicable income taxes	$13,843	23.6%	$9,356	24.1%	$7,172	21.7%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 22 Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through four operating segments: Banking, Retirement and Benefit Services, Wealth Management, and Mortgage.

The financial information presented on each segment sets forth net interest income, provision for loan losses, direct noninterest income and direct noninterest expense before indirect allocations. Corporate Administration includes the indirect overhead expense and is set forth in the table below. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Year ended December 31, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$85,167	$—	$—	$2,092	$(3,413)	$83,846
Provision for loan losses	10,900	—	—	—	—	10,900
Noninterest income	10,017	60,956	17,451	61,641	(694)	149,371
Noninterest expense	46,883	35,236	8,289	36,323	37,068	163,799
Net income before taxes	$37,401	$25,720	$9,162	$27,410	$(41,175)	$58,518
Total assets	$2,827,792	$47,758	$3,009	$125,078	$10,134	$3,013,771

	Year ended December 31, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$76,916	$—	$—	$1,245	$(3,610)	$74,551
Provision for loan losses	7,312	—	—	—	—	7,312
Noninterest income	6,970	63,811	15,502	25,805	2,106	114,194
Noninterest expense	43,171	35,407	7,188	21,877	34,894	142,537
Net income before taxes	$33,403	$28,404	$8,314	$5,173	$(36,398)	$38,896
Total assets	$2,259,614	$39,021	$128	$47,703	$10,412	$2,356,878

	Year ended December 31, 2018
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$77,919	$—	$62	$834	$(3,591)	$75,224
Provision for loan losses	8,599	—	—	11	—	8,610
Noninterest income	6,921	63,316	14,900	17,630	(18)	102,749
Noninterest expense	42,605	36,414	6,824	17,199	33,283	136,325
Net income before taxes	$33,636	$26,902	$8,138	$1,254	$(36,892)	$33,038
Total assets	$2,120,249	$41,492	$3,235	$14,600	$(506)	$2,179,070

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segments’ balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings account, flex spending account, and Cobra recordkeeping and administration services to employers; payroll and HIRS services for employers. In addition, the division operates within the banking markets as well as in Lansing, Michigan, Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The mortgage division offers first and second mortgage loans through the Banking office locations.

NOTE 23 Earnings Per Share

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

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2020 and 2019 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2020	2019
Net income	$44,675	$29,540
Dividends and undistributed earnings allocated to participating securities	770	647
Net income available to common shareholders	$43,905	$28,893
Weighted-average common shares outstanding for basic earnings per share	17,106	14,736
Dilutive effect of stock-based awards	332	357
Weighted-average common shares outstanding for diluted earnings per share	17,438	15,093
Earnings per common share:
Basic earnings per common share	$2.57	$1.96
Diluted earnings per common share	$2.52	$1.91

For the year ending December 31, 2018, the basic and diluted earnings per share numbers were calculated using the treasury stock method, as presented in the table below. The Company determined that the impact to diluted earnings per share would be immaterial if calculated under the two-class method for the year ending December 31, 2018.

The calculation of basic and diluted earnings per share using the treasury stock method for the year ending December 31, 2018 is presented below:

Year ended
December 31,
(dollars and shares in thousands, except per share data)	2018
Basic:
Net income attributable to common shareholders	$25,866
Weighted-average common shares outstanding	13,763
Basic earnings per common share	$1.88
Diluted:
Net income attributable to common shareholders	$25,866
Weighted-average common shares outstanding	13,763
Add: Dilutive effect of stock-based awards	300
Weighted-average common shares outstanding for diluted EPS	14,063
Diluted earnings per common share	$1.84

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at December 31, 2020 and 2019:

	Year ended December 31,
(dollars in thousands)	2020	2019
Beginning balance	$307	$12,611
New Loans and Advances	271	498
Repayments	(322)	(588)
Changes to Related Parties (1)	(2)	(12,214)
Ending Balance	$254	$307
(1)	Represents changes related to directors that retired from our Board during the year.

Deposits from related parties held by the Bank at December 31, 2020 and 2019, amounted to $3.1 million and $0.5 million, respectively.

NOTE 25 Derivative Instruments

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

Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest-rate swaps and cap and floor agreements with the writer of the option.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the estimated fair value gain in a derivative. When the estimated fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company and therefore, creates a repayment risk for the Company. When the estimated fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee.

The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. Various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, are offered to clients but usually offset the exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as freestanding derivatives. Free-standing derivatives also include derivatives entered into for risk management that do not otherwise qualify for hedge accounting, including domestic hedge derivatives.

The following table presents the total notional or contractual amounts and estimated fair values for derivatives not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading, and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities at December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate lock commitments	Other assets	$10,693	$359,296	$1,228	$45,715
Forward loan sales commitments	Other assets	2,664	86,990	393	12,784
Total asset derivatives		$13,357	$446,286	$1,621	$58,499
Liability Derivatives
TBA mortgage backed securities	Accrued expenses and other liabilities	$2,911	$396,193	$109	$68,500
Total liability derivatives		$2,911	$396,193	$109	$68,500

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2020 and 2019, respectively, was $2.7 million and $0.9 million. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

The gain (loss) recognized on derivatives instruments for years ended December 31, 2020, 2019, and 2018 was as follows:

		Year ended
	Consolidated Statements of	December 31,	December 31,	December 31,
(dollars in thousands)	of Income Location	2020	2019	2018
Interest rate lock commitments	Mortgage banking	$8,798	$1,216	$14
Interest rate lock commitments	Other noninterest income	(3)	—	—
Forward loan sales commitments	Mortgage banking	2,271	400	(16)
TBA mortgage backed securities	Mortgage banking	(12,997)	(109)	—
Total gain/(loss) from derivative instruments		$(1,931)	$1,507	$(2)

NOTE 26 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at December 31, 2020 and 2019, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

On August 28, 2018, the Federal Reserve Board, or the Board, issued an interim final rule expanding the applicability of the Board’s Small Bank Holding Company Policy Statement, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. The interim final rule raised the Small Bank Holding Company Policy Statement’s asset threshold from $1 billion to $3 billion in total consolidated assets, and as a result, before the initial public offering, the holding company was exempted from all regulatory guidelines, to which it previously had been subject, as long as it does not engage in significant nonbanking activities, conduct off-balance sheet activities, or have a material amount of debt or equity registered with the SEC. Now that the Company is a public reporting company with its common stock registered with the SEC, the Company does not meet the qualifications of the Small Bank Holding Company Policy Statement. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at December 31, 2020 and 2019 are presented in the following table:

	December 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$265,490	12.75%	$93,723	4.50%	$	N/A	N/A
Bank	251,806	12.10%	93,632	4.50%		135,246	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	273,797	13.15%	124,964	6.00%		N/A	N/A
Bank	251,806	12.10%	124,843	6.00%		166,457	8.00%
Total capital to risk weighted assets
Consolidated	349,620	16.79%	166,618	8.00%		N/A	N/A
Bank	277,916	13.36%	166,457	8.00%		208,071	10.00%
Tier 1 capital to average assets
Consolidated	273,797	9.24%	118,587	4.00%		N/A	N/A
Bank	251,806	8.50%	118,511	4.00%		148,139	5.00%

	December 31, 2019
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$239,672	12.48%	$86,452	4.50%	$	N/A	N/A
Bank	228,512	11.91%	86,362	4.50%		124,745	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	247,866	12.90%	115,270	6.00%		N/A	N/A
Bank	228,512	11.91%	115,149	6.00%		153,532	8.00%
Total capital to risk weighted assets
Consolidated	321,415	16.73%	153,693	8.00%		N/A	N/A
Bank	252,436	13.15%	153,532	8.00%		191,915	10.00%
Tier 1 capital to average assets
Consolidated	247,866	11.05%	91,504	4.00%		N/A	N/A
Bank	228,512	10.20%	89,615	4.00%		112,018	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2020 and 2019 the Company was in compliance with HUD guidelines.

NOTE 27 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2020 and 2019:

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and securities
U.S. treasury and government agencies	$—	$5,907	$—	$5,907
Obligations of state and political agencies	—	153,773	—	153,773
Mortgage backed securities
Residential agency	—	262,004	—	262,004
Commercial	—	139,693	—	139,693
Asset backed securities	—	115	—	115
Corporate bonds	—	30,850	—	30,850
Total available-for-sale securities	$—	$592,342	$—	$592,342
Other assets
Derivatives	$—	$13,357	$—	$13,357
Other liabilities
Derivatives	$—	$2,911	$—	$2,911

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$21,240	$—	$21,240
Obligations of state and political agencies	—	68,648	—	68,648
Mortgage backed securities
Residential agency	—	182,538	—	182,538
Commercial	—	30,685	—	30,685
Asset backed securities	—	144	—	144
Corporate bonds	—	7,095	—	7,095
Equity securities	2,808	—	—	2,808
Total available-for-sale and equity securities	$2,808	$310,350	$—	$313,158
Other assets
Derivatives	$—	$1,621	$—	$1,621
Other liabilities
Derivatives	$—	$109	$—	$109

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

Net impairment losses related to nonrecurring estimated fair value measurements of certain assets for the years ended December 31, 2020 and 2019 consisted of the following:

	December 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$122,440	$—	$122,440	$—
Impaired loans	—	7,325	7,325	1,205
Foreclosed assets	—	63	63	—
Servicing rights	—	1,987	1,987	—

	December 31, 2019
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,846	$—	$46,846	$—
Impaired loans	—	4,816	4,816	3,138
Foreclosed assets	—	8	8	—
Servicing rights	—	3,845	3,845	—

Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically these quotes include a premium on the sale and thus these quotes indicate estimated fair value of the held for sale loans is greater than cost.

Impairment losses for loans held for sale that are carried at the lower of cost or estimated fair value represent additional net write-downs during the period to record these loans at the lower of cost or estimated fair value subsequent to their initial classification as loans held for sale.

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

Foreclosed Assets

Foreclosed assets are recorded at estimated fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or estimated fair value, less estimated selling costs with changes in the estimated fair value or any impairment amount recorded in other noninterest expense. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values at December 31, 2020 and 2019, are as follows:

			December 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,325	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	63	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,987	191-403	285
		Discount rate		9.0%	9.0%

			December 31, 2019
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,816	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	8	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	3,845	123-267	194
		Discount rate		9.4%	9.4%

Disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases in which quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived estimated fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with an estimated fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate estimated fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances at December 31, 2020 and 2019 are not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,962	$172,962	$—	$—	$172,962
Loans	1,945,129	—	—	1,992,394	1,992,394
Accrued interest receivable	9,662	9,662	—	—	9,662
Bank-owned life insurance	32,363	—	32,363	—	32,363
Financial Liabilities
Noninterest-bearing deposits	$754,716	$—	$754,716	$—	$754,716
Interest-bearing deposits	1,607,939	—	1,607,939	—	1,607,939
Time deposits	209,338	—	—	210,637	210,637
Long-term debt	58,735	—	56,131	—	56,131
Accrued interest payable	654	654	—	—	654

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$144,006	$144,006	$—	$—	$144,006
Loans	1,697,355	—	—	1,693,824	1,693,824
Accrued interest receivable	7,551	7,551	—	—	7,551
Bank-owned life insurance	31,566	—	31,566	—	31,566
Financial Liabilities
Noninterest-bearing deposits	$577,704	$—	$577,704	$—	$577,704
Interest-bearing deposits	1,197,530	—	1,197,530	—	1,197,530
Time deposits	196,082	—	—	196,182	196,182
Long-term debt	58,769	—	58,239	—	58,239
Accrued interest payable	1,038	1,038	—	—	1,038

NOTE 28 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$76,701	$73,647
Land, premises and equipment, net	202	318
Investment in subsidiaries	316,789	274,878
Deferred income taxes, net	1,007	998
Other assets	589	1,034
Total assets	$395,288	$350,875
Liabilities and Stockholders’ Equity
Long‑term debt	$58,735	$58,769
Accrued expenses and other liabilities	6,390	6,378
Total liabilities	65,125	65,147
Stockholders’ equity	330,163	285,728
Total stockholders’ equity	330,163	285,728
Total liabilities and stockholders’ equity	$395,288	$350,875

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Income
Dividends from subsidiaries	$16,000	$15,000	$11,470
Other income	10	15	14
Total operating income	16,010	15,015	11,484
Expenses	6,057	5,999	5,964
Income before equity in undistributed income	9,953	9,016	5,520
Equity in undistributed income of subsidiaries	33,208	19,089	18,852
Income before income taxes	43,161	28,105	24,372
Income tax benefit	1,514	1,435	1,494
Net income	$44,675	$29,540	$25,866

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities
Net income	$44,675	$29,540	$25,866
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(33,208)	(19,089)	(18,852)
Depreciation and amortization	116	115	116
Stock‑based compensation cost	1,927	251	370
Other, net	414	2,676	1,314
Net cash provided by operating activities	13,924	13,493	8,814
Investing activities
Investment in bank subsidiary	—	—	—
Acquisitions, net cash acquired	—	—	—
Net cash provided by investing activities	—	—	—
Financing activities
Cash dividends paid on common stock	(10,387)	(8,909)	(7,456)
Repurchase of common stock	(483)	(1,948)	(356)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	—	62,804	—
Net cash provided by financing activities	(10,870)	51,947	(7,812)
Change in cash and cash equivalents	3,054	65,440	1,002
Cash and cash equivalents at beginning of period	73,647	8,207	7,205
Cash and cash equivalents at end of period	$76,701	$73,647	$8,207

Note 29 Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended
(dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$23,106	$23,506	$24,289	$25,201
Interest expense	4,269	3,415	2,524	2,048
Net interest income	18,837	20,091	21,765	23,153
Provision for loan losses	2,500	3,500	3,500	1,400
Net interest income after provision for loan losses	16,337	16,591	18,265	21,753
Noninterest income	27,189	38,230	45,256	38,696
Noninterest expense	36,726	39,734	40,214	47,126
Income before income taxes	6,800	15,087	23,307	13,323
Income tax expense	1,437	3,613	5,648	3,144
Net income	$5,363	$11,474	$17,659	$10,179
Per common share data
Basic earnings per common share	$0.31	$0.66	$1.01	$0.64
Diluted earnings per common share	$0.30	$0.65	$0.99	$0.63

	2019 Quarter Ended
(dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$23,310	$23,478	$23,625	$22,887
Interest expense	4,190	5,187	4,944	4,428
Net interest income	19,120	18,291	18,681	18,459
Provision for loan losses	2,220	1,797	1,498	1,797
Net interest income after provision for loan losses	16,900	16,494	17,183	16,662
Noninterest income	25,074	29,984	29,580	29,556
Noninterest expense	33,514	35,261	37,327	36,435
Income before income taxes	8,460	11,217	9,436	9,783
Income tax expense	2,024	2,869	2,332	2,131
Net income	$6,436	$8,348	$7,104	$7,652
Per common share data
Basic earnings per common share	$0.47	$0.60	$0.49	$0.44
Diluted earnings per common share	$0.46	$0.59	$0.48	$0.43

NOTE 30 Branch Sale

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

NOTE 31 COVID-19 Pandemic Response

On March 27, 2020, President Trump signed into Law the Coronavirus Aid Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the PPP. Under the PPP, small business, sole proprietorships, independent contractors, and self-employed individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 6 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

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

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.0 billion in PPP funding.

As an SBA-Certified Preferred lender, we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of December 31, 2020, we had assisted 1,632 new and existing clients secure approximately $363.6 million of PPP financing. The SBA pays a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees were as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. Net processing fees in the amount of $11.1 million were being deferred and recognized as interest income on a level yield method of the life of the represented loans.

On April 7, 2020, the FRB, authorized each of the Federal Reserve Banks to establish the Payment Protection Program Lending Facility, or PPPL Facility, pursuant to section 13(3) of the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the SBA under the PPP established by the CARES Act.

On April 15, 2020, we executed a PPPL Facility Agreement with the Federal Reserve Bank of Minneapolis. The PPP loans guaranteed by the SBA are eligible to serve as collateral for the PPPL Facility. The PPPL Facility provided us with additional liquidity, if necessary, to facilitate lending to small businesses under the PPP. As of December 31, 2020, we have not had a need to utilize the PPPL Facility.

NOTE 32 Subsequent Events

Subsequent to year end, the Company gave notice pursuant to Section 4(b) of the 5.75% Fixed to Floating Rate Subordinated Notes due 2025, or the Subordinated Notes, of the Company, that the entire aggregate $50.0 million outstanding principal amount of the Subordinated Notes were being called for redemption, and would be redeemed effective Friday, January 29, 2021, or the Redemption Date. On the Redemption Date, holders of record of the Subordinated Notes were paid 100% of the outstanding principal amount of each Subordinated Note, plus accrued and unpaid interest thereon to, but excluding the Redemption Date.

Subsequent to year end, the Company received a commitment from the Bank of North Dakota for subordinated debenture financing. The Company was approved to borrow up to $50.0 million at a fixed interest rate of 3.50% for the first five years, the rate will then reset at the 5 year FHLB advance rate plus 2.00%, with a floor of 3.50%. The subordinated note will have a 10 year maturity and will qualify for Tier 2 capital. The commitment expires May 23, 2021, and the Company is currently planning to advance on the commitment on March 30, 2021.

Subsequent events have been evaluated through March 12, 2021, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934, or the Exchange Act) as of December 31, 2020, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm. As an emerging growth company, management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting of the Company includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings ‘Proposal 1 – Election of Directors” and “Corporate Governance and the Board of Directors” appear in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2020, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2020, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2020. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 18 to the Consolidated Financial Statements for the year ending December 31, 2020.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	325,030	$19.48	1,100,000
Equity compensation plans not approved by shareholders	—	—	—
Total	325,030	$19.48	1,100,000

Other information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2020, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2020, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2020, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.
2.	Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019)
3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019)
4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 on Form 10-K Filed on March 26, 2020)
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

10.13†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)
10.14†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form 10-K filed on March 26, 2020)
10.15†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)
10.16†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.17†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 on Form 10-K filed on March 26, 2020)
10.18†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.19†	Executive Severance Agreement by and between Alerus Financial Corporation and Ryan Goldberg, dated March 4, 2020 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2020)
21.1	Subsidiaries of Alerus Financial Corporation (incorporated herein by reference to Exhibit 21.1 on Form S-1 filed on August 16, 2019)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
†	Indicates a management contract or compensatory plan or arrangement.

Exhibit Number	Description
101.1 INS	iXBRL Instance Document
101.1 SCH	iXBRL Taxonomy Extension Schema
101.1 CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	iXBRL Taxonomy Extension Definition Linkbase
101.1 LAB	iXBRL Taxonomy Extension Label Linkbase
101.1 PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: March 12, 2021	By: Name: Title:	/s/ Randy L. Newman Randy L. Newman Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy L. Newman Randy L. Newman	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2021

/s/ Katie A. Lorenson Katie A. Lorenson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Karen M. Bohn Karen M. Bohn	Director	March 12, 2021

/s/ Lloyd G. Case Lloyd G. Case	Director	March 12, 2021

/s/ Daniel E. Coughlin Daniel E. Coughlin	Director	March 12, 2021

/s/ Kevin D. Lemke Kevin D. Lemke	Director	March 12, 2021

/s/ Michael S. Mathews Michael S. Mathews	Director	March 12, 2021

/s/ Sally J. Smith Sally J. Smith	Director	March 12, 2021

/s/ Galen G. Vetter Galen G. Vetter	Director	March 12, 2021