Form 10-Q
period 2021-03-31
ALERUS FINANCIAL CORP
filed 2021-05-06
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding at April 30, 2021 was 17,190,481.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2021	2020
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$190,217	$172,962
Investment securities, at fair value
Available-for-sale	795,097	592,342
Equity	—	—
Loans held for sale	78,665	122,440
Loans	1,937,345	1,979,375
Allowance for loan losses	(33,758)	(34,246)
Net loans	1,903,587	1,945,129
Land, premises and equipment, net	19,605	20,289
Operating lease right-of-use assets	6,293	6,918
Accrued interest receivable	9,271	9,662
Bank-owned life insurance	32,556	32,363
Goodwill	30,201	30,201
Other intangible assets	24,768	25,919
Servicing rights	1,952	1,987
Deferred income taxes, net	13,700	9,409
Other assets	45,844	44,150
Total assets	$3,151,756	$3,013,771
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$775,434	$754,716
Interest-bearing	1,942,139	1,817,277
Total deposits	2,717,573	2,571,993
Long-term debt	59,020	58,735
Operating lease liabilities	7,140	7,861
Accrued expenses and other liabilities	38,789	45,019
Total liabilities	2,822,522	2,683,608
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,190,481 and 17,125,270 issued and outstanding	17,190	17,125
Additional paid-in capital	90,520	90,237
Retained earnings	224,480	212,163
Accumulated other comprehensive income (loss)	(2,956)	10,638
Total stockholders’ equity	329,234	330,163
Total liabilities and stockholders’ equity	$3,151,756	$3,013,771

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2021	2020
Interest Income
Loans, including fees	$20,567	$20,542
Investment securities
Taxable	2,401	1,759
Exempt from federal income taxes	236	235
Other	117	570
Total interest income	23,321	23,106
Interest Expense
Deposits	995	3,392
Short-term borrowings	—	—
Long-term debt	288	877
Total interest expense	1,283	4,269
Net interest income	22,038	18,837
Provision for loan losses	—	2,500
Net interest income after provision for loan losses	22,038	16,337
Noninterest Income
Retirement and benefit services	17,255	16,220
Wealth management	4,986	4,046
Mortgage banking	17,132	5,045
Service charges on deposit accounts	338	423
Net gains (losses) on investment securities	114	—
Other	1,056	1,455
Total noninterest income	40,881	27,189
Noninterest Expense
Compensation	23,698	18,731
Employee taxes and benefits	5,813	5,308
Occupancy and equipment expense	2,231	2,492
Business services, software and technology expense	4,976	4,543
Intangible amortization expense	1,151	990
Professional fees and assessments	1,472	1,056
Marketing and business development	676	610
Supplies and postage	531	707
Travel	26	261
Mortgage and lending expenses	1,332	1,141
Other	1,136	887
Total noninterest expense	43,042	36,726
Income before income taxes	19,877	6,800
Income tax expense	4,662	1,437
Net income	$15,215	$5,363
Per Common Share Data
Basic earnings per common share	$0.87	$0.31
Diluted earnings per common share	$0.86	$0.30
Dividends declared per common share	$0.15	$0.15
Average common shares outstanding	17,145	17,070
Diluted average common shares outstanding	17,465	17,405

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Net Income	$15,215	$5,363
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(18,036)	6,959
Reclassification adjustment for losses (gains) realized in income	(114)	—
Total other comprehensive income (loss), before tax	(18,150)	6,959
Income tax expense (benefit) related to items of other comprehensive income	(4,556)	1,746
Other comprehensive income (loss), net of tax	(13,594)	5,213
Total comprehensive income	$1,621	$10,576

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	15,215	—	15,215
Other comprehensive income (loss)	—	—	—	(13,594)	(13,594)
Common stock repurchased	(16)	(134)	(296)	—	(446)
Common stock dividends	—	—	(2,602)	—	(2,602)
Share‑based compensation expense	—	498	—	—	498
Vesting of restricted stock	81	(81)	—	—	—
Balance as of March 31, 2021	$17,190	$90,520	$224,480	$(2,956)	$329,234

	Three months ended March 31, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$285,728
Net income	—	—	5,363	—	5,363
Other comprehensive income (loss)	—	—	—	5,213	5,213
Common stock repurchased	(15)	(111)	(210)	—	(336)
Common stock dividends	—	—	(2,595)	—	(2,595)
ESOP repurchase obligation termination	—	—	—	—	—
Share‑based compensation expense	—	235	—	—	235
Vesting of restricted stock	71	(71)	—	—	—
Balance as of March 31, 2020	$17,106	$88,703	$180,650	$7,149	$293,608

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Operating Activities
Net income	$15,215	$5,363
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	264	(40)
Provision for loan losses	—	2,500
Depreciation and amortization	2,345	2,167
Amortization and accretion of premiums/discounts on investment securities	794	305
Amortization of operating lease right-of-use assets	(8)	(6)
Stock-based compensation	498	235
Increase in value of bank-owned life insurance	(193)	(197)
Realized loss (gain) on sale of fixed assets	(27)	—
Realized loss (gain) on derivative instruments	(713)	881
Realized loss (gain) on loans sold	(14,201)	(5,654)
Realized loss (gain) on sale of foreclosed assets	(23)	(63)
Realized loss (gain) on sale of investment securities	(114)	—
Realized loss (gain) on servicing rights	(165)	381
Net change in:
Loans held for sale	57,823	(19,846)
Accrued interest receivable	391	126
Other assets	(2,050)	(2,239)
Accrued expenses and other liabilities	(4,995)	(5,079)
Net cash provided (used) by operating activities	54,841	(21,166)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	13,189	4,000
Proceeds from maturities of investment securities available-for-sale	27,307	9,003
Purchases of investment securities available-for-sale	(262,081)	(50,148)
Net (increase) decrease in equity securities	—	2,808
Net (increase) decrease in loans	41,391	(36,637)
Purchases of premises and equipment	(277)	(689)
Proceeds from sales of foreclosed assets	101	96
Net cash provided (used) by investing activities	(180,370)	(71,567)
Financing Activities
Net increase (decrease) in deposits	145,580	150,198
Repayments of long-term debt	(49,748)	(51)
Proceeds from the issuance of Subordinated Debt	50,000	—
Cash dividends paid on common stock	(2,602)	(2,595)
Repurchase of common stock	(446)	(336)
Net cash provided (used) by financing activities	142,784	147,216
Net change in cash and cash equivalents	17,255	54,483
Cash and cash equivalents at beginning of period	172,962	144,006
Cash and cash equivalents at end of period	$190,217	$198,489

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
Supplemental Cash Flow Disclosures	2021	2020
Cash paid for:
Interest	$1,405	$3,546
Income taxes	736	—
Non-cash information
Loan collateral transferred to foreclosed assets	154	234
Unrealized gain (loss) on investment securities available-for-sale	(13,594)	5,213
Right-of-use assets obtained in exchange for new operating leases	—	183

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America, or GAAP, for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

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

Other Information

As of March 31, 2021, the Coronavirus Disease, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold as the year progresses.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2021.

Adopted Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoptions is permitted. The Company adopted ASU 2020-01 as of January 1, 2021 the implementation had no impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discontinuing transition. The Company adopted ASU 2020-04, as of March 2020 and is putting a transition plan together but does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$5,704	$—	$(21)	$5,683
Obligations of state and political agencies	147,926	2,710	(1,445)	149,191
Mortgage backed securities
Residential agency	529,717	2,146	(10,268)	521,595
Commercial	85,060	2,650	(13)	87,697
Asset backed securities	91	5	—	96
Corporate bonds	30,545	707	(417)	30,835
Total available-for-sale investment securities	$799,043	$8,218	$(12,164)	$795,097

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$5,926	$—	$(19)	$5,907
Obligations of state and political agencies	148,491	5,282	—	153,773
Mortgage backed securities
Residential agency	303,760	3,395	(436)	306,719
Commercial	89,300	5,678	—	94,978
Asset backed securities	109	6	—	115
Corporate bonds	30,552	388	(90)	30,850
Total available-for-sale investment securities	$578,138	$14,749	$(545)	$592,342

The following tables present unrealized losses and fair values for available-for-sale investment securities as of March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$—	$—	$(21)	$5,650	$(21)	$5,650
Obligations of state and political agencies	(1,445)	51,463	—	—	(1,445)	51,463
Mortgage backed securities
Residential agency	(10,268)	380,454	—	—	(10,268)	380,454
Commercial	(13)	9,026	—	—	(13)	9,026
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(417)	13,583	—	—	(417)	13,583
Total available-for-sale investment securities	$(12,143)	$454,526	$(21)	$5,652	$(12,164)	$460,178

	December 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and agencies	$(10)	$4,509	$(9)	$1,309	$(19)	$5,818
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	(432)	68,494	(4)	2,356	(436)	70,850
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(90)	16,454	—	—	(90)	16,454
Total available-for-sale investment securities	$(532)	$89,457	$(13)	$3,667	$(545)	$93,124

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

For the three months ended March 31, 2021 and 2020, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and estimated fair value of the available-for-sale investment securities as of March 31, 2021, by contractual maturity:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due within one year or less	$5,480	$5,506
Due after one year through five years	32,626	33,180
Due after five years through ten years	150,987	153,408
Due after 10 years	609,950	603,003
Total available-for-sale investment securities	$799,043	$795,097

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $177.5 million and $160.8 million were pledged as of March 31, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three months ended March 31, 2021 and 2020, are displayed in the table below:

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Proceeds	$13,189	$4,000
Realized gains	114	—
Realized losses	—	—

As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Federal Reserve	$2,675	$2,675
FHLB	3,864	3,090

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2021, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of March 31, 2021 and December 31, 2020, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial (1)	$678,029	$691,858
Real estate construction	40,473	44,451
Commercial real estate	569,451	563,007
Total commercial	1,287,953	1,299,316
Consumer
Residential real estate first mortgage	454,958	463,370
Residential real estate junior lien	130,299	143,416
Other revolving and installment	64,135	73,273
Total consumer	649,392	680,059
Total loans	$1,937,345	$1,979,375
(1)	Included Paycheck Protection Program, or PPP, loans of $256.8 million at March 31, 2021 and $268.4 million at December 31, 2020.

Total loans included net deferred loan fees and costs of $5.9 million and $4.7 million at March 31, 2021 and December 31, 2020, respectively. Deferred loan fees on PPP loans were $5.7 million at March 31, 2021 and $4.3 million at December 31, 2020.

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$675,755	$75	$—	$2,199	$678,029
Real estate construction	40,473	—	—	—	40,473
Commercial real estate	564,959	2,602	—	1,890	569,451
Total commercial	1,281,187	2,677	—	4,089	1,287,953
Consumer
Residential real estate first mortgage	453,574	952	—	432	454,958
Residential real estate junior lien	129,917	184	—	198	130,299
Other revolving and installment	63,980	118	—	37	64,135
Total consumer	647,471	1,254	—	667	649,392
Total loans	$1,928,658	$3,931	$—	$4,756	$1,937,345

	December 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,340	$500	$30	$1,988	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	558,127	2,449	—	2,431	563,007
Total commercial	1,291,918	2,949	30	4,419	1,299,316
Consumer
Residential real estate first mortgage	461,179	1,752	—	439	463,370
Residential real estate junior lien	143,060	191	—	165	143,416
Other revolving and installment	73,128	118	—	27	73,273
Total consumer	677,367	2,061	—	631	680,059
Total loans	$1,969,285	$5,010	$30	$5,050	$1,979,375

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$658,607	$2,725	$16,516	$181	$678,029
Real estate construction	40,473	—	—	—	40,473
Commercial real estate	540,906	3,615	24,930	—	569,451
Total commercial	1,239,986	6,340	41,446	181	1,287,953
Consumer
Residential real estate first mortgage	448,919	3,928	2,111	—	454,958
Residential real estate junior lien	128,788	407	1,104	—	130,299
Other revolving and installment	64,098	—	37	—	64,135
Total consumer	641,805	4,335	3,252	—	649,392
Total loans	$1,881,791	$10,675	$44,698	$181	$1,937,345

	December 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$669,602	$5,415	$16,841	$—	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	533,733	6,686	22,588	—	563,007
Total commercial	1,247,786	12,101	39,429	—	1,299,316
Consumer
Residential real estate first mortgage	461,221	1,406	743	—	463,370
Residential real estate junior lien	140,461	1,819	1,136	—	143,416
Other revolving and installment	73,236	—	37	—	73,273
Total consumer	674,918	3,225	1,916	—	680,059
Total loans	$1,922,704	$15,326	$41,345	$—	$1,979,375

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$316	$(204)	$170	$10,487
Real estate construction	658	(60)	—	—	598
Commercial real estate	14,105	277	(536)	3	13,849
Total commercial	24,968	533	(740)	173	24,934
Consumer
Residential real estate first mortgage	5,774	273	—	—	6,047
Residential real estate junior lien	1,373	(168)	—	83	1,288
Other revolving and installment	753	(83)	(44)	40	666
Total consumer	7,900	22	(44)	123	8,001
Unallocated	1,378	(555)	—	—	823
Total	$34,246	$—	$(784)	$296	$33,758

	Three months ended March 31, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$70	$(32)	$593	$12,901
Real estate construction	303	31	—	—	334
Commercial real estate	6,688	1,588	—	—	8,276
Total commercial	19,261	1,689	(32)	593	21,511
Consumer
Residential real estate first mortgage	1,448	761	—	—	2,209
Residential real estate junior lien	671	317	—	37	1,025
Other revolving and installment	352	92	(67)	64	441
Total consumer	2,471	1,170	(67)	101	3,675
Unallocated	2,192	(359)	—	—	1,833
Total	$23,924	$2,500	$(99)	$694	$27,019

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,794	$675,235	$678,029	$691	$9,796	$10,487
Real estate construction	—	40,473	40,473	—	598	598
Commercial real estate	4,676	564,775	569,451	268	13,581	13,849
Total commercial	7,470	1,280,483	1,287,953	959	23,975	24,934
Consumer
Residential real estate first mortgage	432	454,526	454,958	—	6,047	6,047
Residential real estate junior lien	202	130,097	130,299	27	1,261	1,288
Other revolving and installment	37	64,098	64,135	16	650	666
Total consumer	671	648,721	649,392	43	7,958	8,001
Unallocated	—	—	—	—	—	823
Total loans	$8,141	$1,929,204	$1,937,345	$1,002	$31,933	$33,758

	December 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,616	$689,242	$691,858	$336	$9,869	$10,205
Real estate construction	—	44,451	44,451	—	658	658
Commercial real estate	5,224	557,783	563,007	837	13,268	14,105
Total commercial	7,840	1,291,476	1,299,316	1,173	23,795	24,968
Consumer
Residential real estate first mortgage	439	462,931	463,370	—	5,774	5,774
Residential real estate junior lien	224	143,192	143,416	19	1,354	1,373
Other revolving and installment	27	73,246	73,273	13	740	753
Total consumer	690	679,369	680,059	32	7,868	7,900
Unallocated	—	—	—	—	—	1,378
Total loans	$8,530	$1,970,845	$1,979,375	$1,205	$31,663	$34,246

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	March 31, 2021			December 31, 2020
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$1,606	$1,689	$691	$723	$725	$336
Commercial real estate	2,791	2,816	268	3,948	3,974	837
Residential real estate junior lien	27	29	27	19	20	19
Other revolving and installment	37	38	16	27	27	13
Total impaired loans with a valuation allowance	4,461	4,572	1,002	4,717	4,746	1,205
Impaired loans without a valuation allowance
Commercial and industrial	1,188	1,341	—	1,893	2,173	—
Commercial real estate	1,885	2,029	—	1,276	1,415	—
Residential real estate first mortgage	432	461	—	439	464	—
Residential real estate junior lien	175	199	—	205	306	—
Total impaired loans without a valuation allowance	3,680	4,030	—	3,813	4,358	—
Total impaired loans
Commercial and industrial	2,794	3,030	691	2,616	2,898	336
Commercial real estate	4,676	4,845	268	5,224	5,389	837
Residential real estate first mortgage	432	461	—	439	464	—
Residential real estate junior lien	202	228	27	224	326	19
Other revolving and installment	37	38	16	27	27	13
Total impaired loans	$8,141	$8,602	$1,002	$8,530	$9,104	$1,205

The table below presents the average recorded investment in impaired loans and interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,816	$13	$4,979	$15
Commercial real estate	2,793	138	1,536	8
Residential real estate junior lien	33	—	20	—
Other revolving and installment	38	—	17	—
Total impaired loans with a valuation allowance	4,680	151	6,552	23
Impaired loans without a valuation allowance
Commercial and industrial	1,258	22	545	27
Commercial real estate	2,158	—	—	—
Residential real estate first mortgage	435	—	835	—
Residential real estate junior lien	176	—	224	3
Other revolving and installment	—	—	8	—
Total impaired loans without a valuation allowance	4,027	22	1,612	30
Total impaired loans
Commercial and industrial	3,074	35	5,524	42
Real estate construction	—	—	—	—
Commercial real estate	4,951	138	1,536	8
Residential real estate first mortgage	435	—	835	—
Residential real estate junior lien	209	—	244	3
Other revolving and installment	38	—	25	—
Total impaired loans	$8,707	$173	$8,164	$53

Loans with a carrying value of $1.2 billion as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the first quarter of 2021, there were no loans modified as a TDR. Beginning in 2020, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, through March 31, 2021, the Company had entered into modifications on 582 loans representing $154.0 million in principal balances, since the beginning of the COVID-19 pandemic. Of those loans, 16 loans with a total outstanding principal balance of $7.6 million, have been granted additional deferral, 6 loans with a total outstanding principal balance of $767 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs. During the first quarter of 2020, there were no loans modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Banking	$20,131	$20,131
Retirement and benefit services	10,070	10,070
Total goodwill	$30,201	$30,201

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$43,346	$(18,578)	$24,768	$43,346	$(17,490)	$25,856
Core deposit intangible assets	—	—	—	3,793	(3,730)	63
Total intangible assets	$43,346	$(18,578)	$24,768	$47,139	$(21,220)	$25,919

Amortization of intangible assets was $1.2 million and $1.0 million for the three months ended March 31, 2021, and 2020, respectively.

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of March 31, 2021.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $423.5 million and $445.5 million as of March 31, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Balance, beginning of period	$1,987	$3,845
Additions	49	24
Amortization	(200)	(187)
(Impairment)/Recovery	116	(405)
Balance, end of period	$1,952	$3,277

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2021 and December 31, 2020. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	March 31,	December 31,
(dollars in thousands)	2021	2020
Fair value of servicing rights	$1,952	$1,987
Weighted-average remaining term, years	20.4	20.1
Prepayment speeds	16.1%	17.7%
Discount rate	9.0%	9.0%

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

		March 31,	December 31,
(dollars in thousands)		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,293	$6,918
Finance lease right-of-use assets	Land, premises and equipment, net	173	202
Total lease right-of-use assets		$6,466	$7,120
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$7,140	$7,861
Finance lease liabilities	Long-term debt	375	430
Total lease liabilities		$7,515	$8,291

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

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term, years
Operating leases	5.7	5.8
Finance leases	1.6	1.8
Weighted-average discount rate
Operating leases	2.9%	2.9%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ending March 31, 2021 and 2020.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Lease costs
Operating lease cost	$496	$623
Variable lease cost	233	197
Short-term lease cost	37	95
Finance lease cost
Interest on lease liabilities	8	12
Amortization of right-of-use assets	29	29
Sublease income	(60)	(66)
Net lease cost	$743	$890
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$487	$618
Right-of-use assets obtained in exchange for new operating lease liabilities	—	183
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
March 31, 2022	$251	$1,787
March 31, 2023	146	1,823
March 31, 2024	—	1,317
March 31, 2025	—	596
March 31, 2026	—	552
Thereafter	—	1,494
Total future minimum lease payments	$397	$7,569
Amounts representing interest	(22)	(429)
Total operating lease liabilities	$375	$7,140

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Noninterest-bearing	$775,434	$754,716
Interest-bearing
Interest-bearing demand	674,466	618,900
Savings accounts	87,492	79,902
Money market savings	967,273	909,137
Time deposits	212,908	209,338
Total interest-bearing	1,942,139	1,817,277
Total deposits	$2,717,573	$2,571,993

NOTE 9 Long-Term Debt

Long-term debt as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,458	Three-month LIBOR + 3.10%	3.30%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,187	Three-month LIBOR + 1.80%	1.98%	9/15/2036	9/15/2011
Finance lease liability	2,700	375	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$59,020

	December 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,688	Three-month LIBOR + 4.12%	4.36%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,447	Three-month LIBOR + 3.10%	3.35%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,170	Three-month LIBOR + 1.80%	2.02%	9/15/2036	9/15/2011
Finance lease liability	2,700	430	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,735

NOTE 10 Financial Instruments with Off-Balance Sheet Risk

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk was as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$593,818	$611,140
Standby letters of credit	6,224	6,510
Total	$600,042	$617,650

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

The Company utilizes standby letters of credit issued by either the Federal Home Loan Bank or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the Federal Home Loan Bank as of March 31, 2021 and December 31, 2020. With the Bank of North Dakota, the Company had no letters of credit outstanding as of March 31, 2021 and December 31, 2020. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $237.6 million and $245.7 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 11 Share-Based Compensation

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

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2021, 30,499 stock awards and 91,302 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $498 thousand and $235 thousand for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021		Three months ended March 31, 2020
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	325,030	$19.48	347,211	$18.64
Granted	59,374	26.36	63,048	20.23
Vested	(81,092)	20.72	(71,339)	16.06
Forfeited or cancelled	—	—	(5,068)	19.37
Outstanding at end of period	303,312	$20.49	333,852	$19.47

As of March 31, 2021, there was $4.1 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.93 years.

NOTE 12 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021		2020
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,174	21.0%	$1,428	21.0%
Tax effect of:
Tax exempt income	(153)	(0.8)%	(121)	(1.8)%
Other	641	3.2%	130	1.9%
Applicable income taxes	$4,662	23.4%	$1,437	21.1%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 13 Segment Reporting

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended March 31, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,880	$—	$—	$446	$(288)	$22,038
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,522	17,255	4,986	17,132	(14)	40,881
Noninterest expense	11,084	10,112	2,335	10,853	8,658	43,042
Net income before taxes	$12,318	$7,143	$2,651	$6,725	$(8,960)	$19,877

	Three months ended March 31, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$19,446	$—	$—	$268	$(877)	$18,837
Provision for loan losses	2,500	—	—	—	—	2,500
Noninterest income	1,874	16,220	4,046	5,045	4	27,189
Noninterest expense	12,653	7,931	1,515	5,439	9,188	36,726
Net income before taxes	$6,167	$8,289	$2,531	$(126)	$(10,061)	$6,800

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, COBRA recordkeeping and administration services, and payroll to employers; and payroll and HRIS services for employers. In addition, the division operates within each of the banking markets as well as in, Lansing, Michigan and Littleton Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The Mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the Banking office locations.

NOTE 14 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three months ending March 31, 2021 and 2020 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2021	2020
Net income	$15,215	$5,363
Dividends and undistributed earnings allocated to participating securities	254	82
Net income available to common shareholders	$14,961	$5,281
Weighted-average common shares outstanding for basic earnings per share	17,145	17,070
Dilutive effect of stock-based awards	320	335
Weighted-average common shares outstanding for diluted earnings per share	17,465	17,405
Earnings per common share:
Basic earnings per common share	$0.87	$0.31
Diluted earnings per common share	$0.86	$0.30

NOTE 15 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives, but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments, as of March 31, 2021 and December 31, 2020. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$1,616	$45,845	$569	$44,597
Interest rate lock commitments	Other assets	4,033	260,318	10,124	270,103
Forward loan sales commitments	Other assets	1,028	34,280	2,664	86,990
TBA mortgage backed securities	Other assets	6,251	309,000	—	—
Total asset derivatives		$12,928	$649,443	$13,357	$401,690
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$1,616	$45,845	$572	$44,597
TBA mortgage backed securities	Accrued expenses and other liabilities	—	—	2,339	307,000
Total liability derivatives		$1,616	$45,845	$2,911	$351,597

The gain (loss) recognized on derivative instruments for the three months ended March 31, 2021 and 2020 was as follows:

		Three months ended
	Consolidated Statements of	March 31,	March 31,
(dollars in thousands)	of Income Location	2021	2020
Interest rate swaps	Other noninterest income	$2	$—
Interest rate lock commitments	Mortgage banking	(6,245)	1,227
Forward loan sales commitments	Mortgage banking	(1,635)	666
TBA mortgage backed securities	Mortgage banking	8,961	(3,423)
Total gain/(loss) from derivative instruments		$1,083	$(1,530)

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at March 31, 2021 and December 31, 2020, respectively was $2.3 million and $2.7 million. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

NOTE 16 Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at March 31, 2021 and December 31, 2020, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2021 and December 31, 2020:

	March 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$279,434	13.48%	$93,307	4.50%	$	N/A	N/A
Bank	265,300	12.80%	93,244	4.50%		134,685	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	287,770	13.88%	124,410	6.00%		N/A	N/A
Bank	265,300	12.80%	124,325	6.00%		165,766	8.00%
Total capital to risk weighted assets
Consolidated	363,785	17.54%	165,880	8.00%		N/A	N/A
Bank	291,298	14.06%	165,766	8.00%		207,208	10.00%
Tier 1 capital to average assets
Consolidated	287,770	9.59%	120,012	4.00%		N/A	N/A
Bank	265,300	8.85%	119,947	4.00%		149,934	5.00%

	December 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$265,490	12.75%	$93,723	4.50%	$	N/A	N/A
Bank	251,806	12.10%	93,632	4.50%		135,246	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	273,797	13.15%	124,964	6.00%		N/A	N/A
Bank	251,806	12.10%	124,843	6.00%		166,457	8.00%
Total capital to risk weighted assets
Consolidated	349,620	16.79%	166,618	8.00%		N/A	N/A
Bank	277,916	13.36%	166,457	8.00%		208,071	10.00%
Tier 1 capital to average assets
Consolidated	273,797	9.24%	118,587	4.00%		N/A	N/A
Bank	251,806	8.50%	118,511	4.00%		148,139	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2021, and December 31, 2020, the Company was in compliance with HUD guidelines.

NOTE 17 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. As of March 31, 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and securities
U.S. treasury and government agencies	$—	$5,683	$—	$5,683
Obligations of state and political agencies	—	149,191	—	149,191
Mortgage backed securities
Residential agency	—	521,595	—	521,595
Commercial	—	87,697	—	87,697
Asset backed securities	—	96	—	96
Corporate bonds	—	30,835	—	30,835
Total available-for-sale securities	$—	$795,097	$—	$795,097
Other assets
Derivatives	$—	$12,928	$—	$12,928
Other liabilities
Derivatives	$—	$1,616	$—	$1,616

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale and equity securities
U.S. treasury and government agencies	$—	$5,907	$—	$5,907
Obligations of state and political agencies	—	153,773	—	153,773
Mortgage backed securities
Residential agency	—	306,719	—	306,719
Commercial	—	94,978	—	94,978
Asset backed securities	—	115	—	115
Corporate bonds	—	30,850	—	30,850
Equity securities	—	—	—	—
Total available-for-sale and equity securities	$—	$592,342	$—	$592,342
Other assets
Derivatives	$—	$13,357	$—	$13,357
Other liabilities
Derivatives	$—	$2,911	$—	$2,911

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$78,665	$—	$78,665	$—
Impaired loans	—	7,139	7,139	1,002
Foreclosed assets	—	139	139	—
Servicing rights	—	1,952	1,952	—

	December 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$122,440	$—	$122,440	$—
Impaired loans	—	7,325	7,325	1,205
Foreclosed assets	—	63	63	—
Servicing rights	—	1,987	1,987	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2021, and December 31, 2020, were as follows:

			March 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,139	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	139	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,952	175-298	269
		Discount rate		9.0%	9.0%

			December 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,325	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	63	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,987	191-403	285
		Discount rate		9.0%	9.0%

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

The following disclosures represent financial instruments in which the ending balances, as of March 31, 2021 and December 31, 2020, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$190,217	$190,217	$—	$—	$190,217
Loans	1,903,587	—	—	1,952,366	1,952,366
Accrued interest receivable	9,271	9,271	—	—	9,271
Bank-owned life insurance	32,556	—	32,556	—	32,556
Financial Liabilities
Noninterest-bearing deposits	$775,434	$—	$775,434	$—	$775,434
Interest-bearing deposits	1,729,231	—	1,729,231	—	1,729,231
Time deposits	212,908	—	—	213,673	213,673
Long-term debt	59,020	—	56,634	—	56,634
Accrued interest payable	533	533	—	—	533

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,962	$172,962	$—	$—	$172,962
Loans	1,945,129	—	—	1,992,394	1,992,394
Accrued interest receivable	9,662	9,662	—	—	9,662
Bank-owned life insurance	32,363	—	32,363	—	32,363
Financial Liabilities
Noninterest-bearing deposits	$754,716	$—	$754,716	$—	$754,716
Interest-bearing deposits	1,607,939	—	1,607,939	—	1,607,939
Time deposits	209,338	—	—	210,637	210,637
Long-term debt	58,735	—	56,131	—	56,131
Accrued interest payable	654	654	—	—	654

NOTE 19 COVID-19 Pandemic Response

As discussed in “Note 1 Significant Accounting Policies,” the full extent of the impact of COVID-19 on the U.S. economy generally and the Company, is uncertain. In the second quarter of 2020, the Company became a lender under the Paycheck Protection Program, or PPP, which was administered through the U.S. Small Business Administration, or SBA, an agency of the U.S Department of the Treasury, which works with financial institutions in providing loans to small businesses. The PPP, which is meant to aid small businesses during the COVID-19 pandemic, was created under the Coronavirus Aid Relief, and Economic Security, or CARES, Act, which was signed into law on March 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

As of March 31, 2021, the Company assisted 2,289 new and existing clients secure a total of approximately $447.2 million of PPP financing. Net processing fees in the amount of $14.9 million are being deferred and recognized as interest income on a level yield method over the life of the respective loans. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion on the remaining deferred costs associated with PPP financing.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2021 and 2020. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions;

●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to successfully manage liquidity risk;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry;
●	our ability to manage mortgage pipeline risk;

●	changes to U.S. tax laws, regulations and guidance;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.

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

Recent Developments

Impact of COVID-19

As of March 31, 2021, the COVID-19 pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage activity. The progression of the COVID-19 pandemic in the United States has not had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2021. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

Effects on Our Market Areas. Our primary banking market areas are the states of North Dakota, Minnesota and Arizona. Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate one retirement and benefit services office in Minnesota, one in Michigan and one in Colorado.

Each of our market areas continues to have different responses to the COVID-19 pandemic due to the availability of the COVID-19 vaccines and varying infection rates. Based on the current environment, it is unclear how the states in our market areas will continue to change policies in response to the COVID-19 pandemic and whether any such changes will negatively impact our customers and regional economies.

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

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. Most recently, these have included the following:

●	On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, or the Plan, a new $1.9 trillion COVID-19 relief bill. The Plan includes a variety of economic assistance programs for Americans, such as the payment of an additional stimulus, extension of job benefits, additional funding for COVID-19 testing and vaccine distribution, an infusion of cash in state and local governments, and an array of tax benefits among other economic incentives.
●	On March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021, for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.

We currently expect that the COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, and hospitality industries will continue to endure significant economic distress, which could cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to the retail, restaurant and hospitality industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see decreases in our total assets under administration and assets under management and a decrease in mortgage loan originations. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly and adversely affected, as described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. During this time, we have remained focused on the health and well-being of our workforce and meeting our clients’ needs.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	Workforce. We continue to prioritize the safety, health and well-being of our employees, clients and communities. We have implemented a work from home policy and certain of our offices remain closed. We

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
●	Client Service. We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We offered payment extensions for mortgage customers for initial terms of up to 90 days. As of March 31, 2021, we had executed 582 loan deferrals representing $154.0 million. Of those loans, 16 loans with a total outstanding principal balance of $7.6 million have been granted second deferrals, 6 loans with a total outstanding principal balance of $767 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status.
●	We participated in the SBA’s PPP. As of March 31, 2021, we had assisted 2,289 borrowers receive approval for funding of $447.2 million in PPP loans. As of March 31, 2021, we had received approval for forgiveness on 1,101 loans totaling $194.2 million from the SBA. We have submitted, to the SBA an additional 75 forgiveness applications totaling $61.9 million.

Shareholder Dividend and Stock Repurchases

On February 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per common share. This dividend was paid out on April 9, 2021, to stockholders of record at the close of business on March 19, 2021.

Although the Board of Directors is closely monitoring the impacts of the COVID-19 pandemic, it is the current expectation and intent of the Board of Directors to continue with a quarterly cash dividend.

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. As of March 31, 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2021	2020	2020
Performance Ratios
Return on average total assets	2.02%	1.34%	0.89%
Return on average common equity	18.46%	12.30%	7.32%
Return on average tangible common equity (1)	23.03%	15.13%	9.76%
Noninterest income as a % of revenue	64.97%	62.57%	59.07%
Net interest margin (taxable-equivalent basis) (1)	3.12%	3.23%	3.35%
Efficiency ratio (1)	66.43%	74.44%	77.47%
Average equity to average assets	10.97%	10.87%	12.18%
Net charge-offs/(recoveries) to average loans	(0.12)%	(0.30)%	(0.14)%
Dividend payout ratio	17.44%	26.32%	50.00%
Per Common Share
Earnings per common share - basic	$0.87	$0.58	$0.31
Earnings per common share - diluted	$0.86	$0.57	$0.30
Dividends declared per common share	$0.15	$0.15	$0.15
Tangible book value per common share (1)	$15.95	$16.00	$14.55
Average common shares outstanding - basic	17,145	17,122	17,070
Average common shares outstanding - diluted	17,465	17,450	17,405
Other Data
Retirement and benefit services assets under administration/management	$34,774,650	$34,199,954	$27,718,026
Wealth management assets under administration/management	3,357,530	3,338,594	2,746,052
Mortgage originations	518,014	607,166	228,568
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2021	2020	2020
Selected Average Balance Sheet Data
Loans	$1,945,437	$2,027,903	$1,731,593
Investment securities	662,413	549,198	337,160
Assets	3,047,261	3,028,184	2,419,665
Deposits	2,615,579	2,582,048	2,026,261
Long-term debt	25,677	58,726	58,755
Stockholders’ equity	334,188	329,210	294,727

	March 31,	December 31,	March 31,
(dollars in thousands)	2021	2020	2020
Selected Period End Balance Sheet Data
Loans	$1,937,345	$1,979,375	$1,758,277
Allowance for loan losses	(33,758)	(34,246)	(27,019)
Investment securities	795,097	592,342	354,149
Assets	3,151,756	3,013,771	2,512,078
Deposits	2,717,573	2,571,993	2,121,514
Long-term debt	59,020	58,735	58,762
Total stockholders’ equity	329,234	330,163	293,608

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2021	2020	2020
Selected Income Statement Data
Net interest income	$22,038	$23,153	$18,837
Provision for loan losses	—	1,400	2,500
Noninterest income	40,881	38,696	27,189
Noninterest expense	43,042	47,125	36,726
Income before income taxes	19,877	13,324	6,800
Income tax expense	4,662	3,144	1,437
Net income	$15,215	$10,180	$5,363

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity less goodwill and other intangible assets; (ii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (v) net interest margin (tax-equivalent) as net interest income plus a tax-equivalent adjustment, divided by average earning assets; and (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated.

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2021	2020	2020
Tangible common equity to tangible assets
Total common stockholders’ equity	$329,234	$330,163	$293,608
Less: Goodwill	30,201	30,201	27,329
Less: Other intangible assets	24,768	25,919	17,401
Tangible common equity (a)	274,265	274,043	248,878
Total assets	3,151,756	3,013,771	2,512,078
Less: Goodwill	30,201	30,201	27,329
Less: Other intangible assets	24,768	25,919	17,401
Tangible assets (b)	3,096,787	2,957,651	2,467,348
Tangible common equity to tangible assets (a)/(b)	8.86%	9.27%	10.09%
Tangible book value per common share
Total common stockholders’ equity	$329,234	$330,163	$293,608
Less: Goodwill	30,201	30,201	27,329
Less: Other intangible assets	24,768	25,919	17,401
Tangible common equity (c)	274,265	274,043	248,878
Total common shares issued and outstanding (d)	17,190	17,125	17,106
Tangible book value per common share (c)/(d)	$15.95	$16.00	$14.55

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2021	2020	2020
Return on average tangible common equity
Net income	$15,215	$10,180	$5,363
Add: Intangible amortization expense (net of tax)	909	782	782
Net income, excluding intangible amortization (e)	16,124	10,962	6,145
Average total equity	334,188	329,210	294,727
Less: Average goodwill	30,201	27,766	27,329
Less: Average other intangible assets (net of tax)	19,995	13,206	14,128
Average tangible common equity (f)	283,992	288,238	253,270
Return on average tangible common equity (e)/(f)	23.03%	15.13%	9.76%
Net interest margin (tax-equivalent)
Net interest income	$22,038	$23,153	$18,837
Tax-equivalent adjustment	143	131	100
Tax-equivalent net interest income (g)	22,181	23,284	18,937
Average earning assets (h)	2,880,255	2,869,767	2,271,004
Net interest margin (tax-equivalent) (g)/(h)	3.12%	3.23%	3.35%
Efficiency ratio
Noninterest expense	$43,042	$47,125	$36,726
Less: Intangible amortization expense	1,151	990	990
Adjusted noninterest expense (i)	41,891	46,135	35,736
Net interest income	22,038	23,153	18,837
Noninterest income	40,881	38,696	27,189
Tax-equivalent adjustment	143	131	100
Total tax-equivalent revenue (j)	63,062	61,980	46,126
Efficiency ratio (i)/(j)	66.43%	74.44%	77.47%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2021 was $15.2 million, or $0.86 per diluted common share, a $9.9 million increase as compared to $5.4 million, or $0.30 per diluted common share, for the three months ended March 31, 2020. This increase in net income was primarily due to increases of $13.7 million in noninterest income, $3.2 million in net interest income, and a $2.5 million decrease in provision expense, partially offset by increases of $6.3 million in noninterest expense and $3.2 million in income tax expense. The increase in noninterest income was primarily due to a $12.1 million increase in mortgage banking revenue as a result of increased mortgage originations. The increase in noninterest expense was primarily attributable to an increase in compensation expense related to the increase in mortgage originations.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2021 and 2020.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points in March 2020. We anticipate that our interest income will be significantly and adversely affected in future periods as a result of the COVID-19 pandemic, including as a result of the effects of lower interest rates.

Net interest income for the three months ended March 31, 2021 was $22.0 million, an increase of $3.2 million from $18.8 million for the three months ended March 31, 2020. The three months ended March 31, 2021 included a $3.0 million decrease in interest expense compared to the same period in 2020 and a $215 thousand increase in interest income. The decrease in interest expense was primarily driven by a decrease of $2.4 million in deposit interest expense and a decrease of $589 thousand in interest expense on long-term debt. The decrease in deposit interest expense for the three months ended March 31, 2021, compared to the same period 2020 was driven primarily by a 72 basis point reduction in the average rate paid on interest-bearing deposits, partially offset by a $421.9 million increase in the average balance of interest-bearing deposits. The decrease in interest expense on long-term debt for the three months ended March 31, 2021, was primarily due to a $33.1 million decrease in the average balance in long-term debt. The increase in interest income was primarily driven by a $643 thousand increase in interest income from investment securities as a result of a $325.3 million increase in the average balance of investment securities.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended March 31, 2021 was 3.12%, compared to 3.35% for the same period in 2020. The decrease in net interest margin from the first quarter of 2020 was due to an 81 basis point lower average earning asset yield, partially offset by an 86 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to decreases of 112 basis points on interest-bearing deposits with banks and 80 basis points on the average rate on investment securities. These decreases were largely driven by the low interest rate environment as well as a shift to a more liquid balance sheet mix as the average balance in interest-bearing deposits with banks increased $21.0 million and the average balance in investment securities increased $325.3 million. The decrease in the average rate paid on total interest-bearing liabilities was primarily due to an 86 basis point decrease in the average rate paid on money market and savings deposits.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs that we expect to incur, we anticipate that our net interest income and net interest margin FTE will decrease in future periods. These decreases will be partially offset by the processing fees received from PPP financing, which fees are being deferred and recognized as an adjustment to interest income over the life of the loans.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, and average yields earned and rates paid for the three months ended March 31, 2021 and 2020. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$184,376	$53	0.12%	$163,351	$502	1.24%
Investment securities (1)	662,413	2,700	1.65%	337,160	2,056	2.45%
Loans held for sale	82,249	432	2.13%	33,138	254	3.08%
Loans
Commercial:
Commercial and industrial	674,935	7,863	4.72%	479,291	6,272	5.26%
Real estate construction	45,264	471	4.22%	26,723	334	5.03%
Commercial real estate	560,986	5,243	3.79%	508,164	5,823	4.61%
Total commercial	1,281,185	13,577	4.30%	1,014,178	12,429	4.93%
Consumer
Residential real estate first mortgage	457,882	4,247	3.76%	460,726	4,699	4.10%
Residential real estate junior lien	137,745	1,650	4.86%	173,436	2,228	5.17%
Other revolving and installment	68,625	741	4.38%	83,253	970	4.69%
Total consumer	664,252	6,638	4.05%	717,415	7,897	4.43%
Total loans (1)	1,945,437	20,215	4.21%	1,731,593	20,326	4.72%
Federal Reserve/FHLB Stock	5,780	64	4.49%	5,762	68	4.75%
Total interest earning assets	2,880,255	23,464	3.30%	2,271,004	23,206	4.11%
Noninterest earning assets	167,006			148,661
Total assets	$3,047,261			$2,419,665
Interest-Bearing Liabilities
Interest-bearing demand deposits	$642,832	$247	0.16%	$459,028	$528	0.46%
Money market and savings deposits	1,030,348	403	0.16%	803,838	2,078	1.04%
Time deposits	210,719	345	0.66%	199,088	786	1.59%
Long-term debt	25,677	288	4.55%	58,755	877	6.00%
Total interest-bearing liabilities	1,909,576	1,283	0.27%	1,520,709	4,269	1.13%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	731,680			564,307
Other noninterest-bearing liabilities	71,817			39,922
Stockholders’ equity	334,188			294,727
Total liabilities and stockholders’ equity	$3,047,261			$2,419,665
Net interest income		$22,181			$18,937
Net interest rate spread			3.03%			2.98%
Net interest margin on FTE basis (1)			3.12%			3.35%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2021
	Compared with
	Three months ended March 31, 2020
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$64	$(513)	$(449)
Investment securities	1,965	(1,321)	644
Loans held for sale	373	(195)	178
Loans
Commercial:
Commercial and industrial	2,537	(946)	1,591
Real estate construction	230	(93)	137
Commercial real estate	600	(1,180)	(580)
Total commercial	3,367	(2,219)	1,148
Consumer
Residential real estate first mortgage	(29)	(423)	(452)
Residential real estate junior lien	(455)	(123)	(578)
Other revolving and installment	(169)	(60)	(229)
Total consumer	(653)	(606)	(1,259)
Total loans	2,714	(2,825)	(111)
Federal Reserve/FHLB Stock	—	(4)	(4)
Total interest income	5,116	(4,858)	258
Interest-bearing liabilities
Interest-bearing demand deposits	208	(489)	(281)
Money market and savings deposits	581	(2,256)	(1,675)
Time deposits	46	(487)	(441)
Short-term borrowings	—	—	—
Long-term debt	(489)	(100)	(589)
Total interest expense	346	(3,332)	(2,986)
Change in net interest income	$4,770	$(1,526)	$3,244

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

We recorded no provision for loan losses for the three months ended March 31, 2021, a $2.5 million decrease compared to the provision for the three months ended March 31, 2020. Management believes that no additional provision is necessary at this time due to declining loan balances and strong credit quality indicators.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Retirement and benefit services	$17,255	$16,220
Wealth management	4,986	4,046
Mortgage banking	17,132	5,045
Service charges on deposit accounts	338	423
Net gains (losses) on investment securities	114	—
Other	1,056	1,455
Total noninterest income	$40,881	$27,189
Noninterest income as a % of revenue	64.97%	59.07%

Total noninterest income for the three months ended March 31, 2021 was $40.9 million, an increase of $13.7 million, or 50.4%, compared to $27.2 million for the three months ended March 31, 2020. The increase in noninterest income was primarily driven by increases of $12.1 million in mortgage banking revenue, $1.0 million in retirement and benefit services revenue and $940 thousand in wealth management revenue, partially offset by a decrease of $399 thousand in other noninterest income. The increase in mortgage banking revenue was primarily driven by an increase of $289.4 million in mortgage originations as well as a $1.6 million increase in the change in the fair value of the secondary market hedge. The increase in retirement and benefit services revenue was primarily attributed to the acquisition of Retirement Planning Services Inc. Wealth management revenue increased primarily due to an increase of $611.5 million of assets under administration/management.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which will adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 65.0% for the three months ended March 31, 2021, compared to 59.1% for the three months ended March 31, 2020. The increase was due to noninterest income increasing by 50.4% while net interest income increased by only 17.0%.

See “NOTE 14 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Compensation	$23,698	$18,731
Employee taxes and benefits	5,813	5,308
Occupancy and equipment expense	2,231	2,492
Business services, software and technology expense	4,976	4,543
Intangible amortization expense	1,151	990
Professional fees and assessments	1,472	1,056
Marketing and business development	676	610
Supplies and postage	531	707
Travel	26	261
Mortgage and lending expenses	1,332	1,141
Other	1,136	887
Total noninterest expense	$43,042	$36,726

Total noninterest expense for the three months ended March 31, 2021 was $43.0 million, an increase of $6.3 million, or 17.2%, compared to $36.7 million for the three months ended March 31, 2020. The increase in noninterest expense was driven by increases of $5.0 million in compensation expense, $505 thousand in employee taxes and benefits, $433 thousand in business services, software and technology expense, $416 thousand in professional fees and assessments and $249 thousand in other noninterest expense, partially offset by decreases $235 thousand in travel and $261 thousand in occupancy and equipment expense. The increases in compensation expense as well as employee taxes and benefits are due to increases in mortgage originations and the related compensation and incentives. The increase in business services, software and technology expense was primarily due to our continued focus on internal core processing technology.

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

For the three months ended March 31, 2021, we recognized income tax expense of $4.7 million on $19.9 million of pre-tax income, resulting in an effective tax rate of 23.4%, compared to income tax expense of $1.4 million on $6.8 million of pre-tax income for the three months ended March 31, 2020, resulting in an effective tax rate of 21.1%.

Financial Condition

Overview

Total assets were $3.2 billion as of March 31, 2021, an increase of $138.0 million, or 4.6%, as compared to December 31, 2020. The increase in total assets was primarily due to increases of $202.8 million in available-for-sale investment securities and $17.3 million in cash and cash equivalents, partially offset by decreases of $43.8 million in loans held for sale and $42.0 million in loans held for investment.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer financing loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of March 31, 2021, the portfolio mix was 35.0% commercial and industrial, 29.4% commercial real estate, 30.2% residential real estate and 5.4% in other categories. Commercial and industrial loans included $256.8 million of PPP loans as of March 31, 2021.

The following table presents the composition of total loans outstanding by portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$678,029	35.0%	$691,858	35.0%	$(13,829)	(2.0)%
Real estate construction	40,473	2.1%	44,451	2.2%	(3,978)	(8.9)%
Commercial real estate	569,451	29.4%	563,007	28.5%	6,444	1.1%
Total commercial	1,287,953	66.5%	1,299,316	65.7%	(11,363)	(0.9)%
Consumer
Residential real estate first mortgage	454,958	23.5%	463,370	23.4%	(8,412)	(1.8)%
Residential real estate junior lien	130,299	6.7%	143,416	7.2%	(13,117)	(9.1)%
Other revolving and installment	64,135	3.3%	73,273	3.7%	(9,138)	(12.5)%
Total consumer	649,392	33.5%	680,059	34.3%	(30,667)	(4.5)%
Total loans	$1,937,345	100.0%	$1,979,375	100.0%	$(42,030)	(2.1)%
(1)	Included PPP loans of $256.8 million at March 31, 2021 and $268.4 million at December 31, 2020.

Total loans outstanding were $1.94 billion as of March 31, 2021, a decrease of $42.0 million, or 2.1%, from December 31, 2020. The decrease was primarily due to decreases of $13.8 million in commercial and industrial loans, $4.0 million in our real estate construction and $30.7 in our consumer loan portfolio, partially offset by a $6.4 million increase in our commercial real estate loan portfolio.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company offered a payment deferral program for its lending clients that were adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of March 31, 2021, the Company had executed 582 of these deferrals representing $154.0 million. Of those loans, 16 loans with a total outstanding principal balance of $7.6 million have been granted second deferrals, 6 loans with a total outstanding principal balance of $767 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2021.

	March 31, 2021
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$115,225	$507,779	$55,025	$678,029
Real estate construction	11,516	11,057	17,900	40,473
Commercial real estate	51,003	216,172	302,276	569,451
Total commercial	177,744	735,008	375,201	1,287,953
Consumer
Residential real estate first mortgage	19,284	15,994	419,680	454,958
Residential real estate junior lien	12,948	40,825	76,526	130,299
Other revolving and installment	8,106	45,619	10,410	64,135
Total consumer	40,338	102,438	506,616	649,392
Total loans	$218,082	$837,446	$881,817	$1,937,345
Sensitivity of loans to changes in interest rates
Fixed interest rates		$718,086	$432,761
Floating interest rates		119,360	449,056
Total		$837,446	$881,817

As of March 31, 2021, 63.5% of the loan portfolio bore interest at fixed rates and 36.5% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial	$19,422	$22,256
Real estate construction	—	—
Commercial real estate	28,545	29,274
Total commercial	47,967	51,530
Consumer
Residential real estate first mortgage	6,039	2,149
Residential real estate junior lien	1,511	2,955
Other revolving and installment	37	37
Total consumer	7,587	5,141
Total loans	$55,554	$56,671
Criticized loans as a percent of total loans	2.87%	2.86%

The following table presents information regarding nonperforming assets as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$4,756	$5,050
Accruing loans 90+ days past due	—	30
Total nonperforming loans	4,756	5,080
OREO and repossessed assets	139	63
Total nonperforming assets	4,895	5,143
Total restructured accruing loans	3,390	3,427
Total nonperforming assets and restructured accruing loans	$8,285	$8,570
Nonperforming loans to total loans	0.25%	0.26%
Nonperforming assets to total assets	0.16%	0.17%
Allowance for loan losses to nonperforming loans	710%	674%

The ratio of nonperforming loans to total loans at March 31, 2021 was 0.25%. Nonperforming assets as a percentage of total assets was 0.16% at March 31, 2021.

Interest income lost on nonaccrual loans approximated zero and $155 thousand for the three months ended March 31, 2021 and 2020, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2021 and 2020.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Balance—beginning of period	$34,246	$23,924
Commercial loan charge-offs
Commercial and Industrial	(204)	(32)
Real estate construction	—	—
Commercial real estate	(536)	—
Total commercial loan charge-offs	(740)	(32)
Consumer loan charge-offs
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	—
Other revolving and installment	(44)	(67)
Total consumer loan charge-offs	(44)	(67)
Total loan charge-offs	(784)	(99)
Commercial loan recoveries
Commercial and Industrial	170	593
Real estate construction	—	—
Commercial real estate	3	—
Total commercial recoveries	173	593
Consumer loan recoveries
Residential real estate first mortgage	—	—
Residential real estate junior lien	83	37
Other revolving and installment	40	64
Total consumer loan recoveries	123	101
Total loan recoveries	296	694
Net loan charge-offs (recoveries)	488	(595)
Commercial loan provision
Commercial and Industrial	316	70
Real estate construction	(60)	31
Commercial real estate	277	1,588
Total commercial loan provision	533	1,689
Consumer loan provision
Residential real estate first mortgage	273	761
Residential real estate junior lien	(168)	317
Other revolving and installment	(83)	92
Total consumer loan provision	22	1,170
Unallocated provision expense	(555)	(359)
Total loan loss provision	—	2,500
Balance—end of period	$33,758	$27,019
Total loans	$1,937,345	$1,758,277
Average total loans	1,945,437	1,731,593
Allowance for loan losses to total loans	1.74%	1.54%
Net charge-offs/(recoveries) to average total loans (annualized)	0.10%	(0.14)%

The allowance for loan losses was $33.8 million as of March 31, 2021, compared to $34.2 million as of December 31, 2020. The $488 million decrease in the allowance for loan losses was due to net charge-offs in the quarter as there was no additional provision expense taken during the period. As of March 31, 2021, the allowance for loan losses represented 1.74% of total loans. Excluding PPP loans, the ratio of allowance for loan losses to total loans was 2.01% at March 31, 2021, compared to 2.00% as of December 31, 2020.

Based on current economic indicators, the Company maintained the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase, as a result of COVID-19.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,487	35.0%	$10,205	35.0%
Real estate construction	598	2.1%	658	2.2%
Commercial real estate	13,849	29.4%	14,105	28.5%
Residential real estate first mortgage	6,047	23.5%	5,774	23.4%
Residential real estate junior lien	1,288	6.7%	1,373	7.2%
Other revolving and installment	666	3.3%	753	3.7%
Unallocated	823	—%	1,378	—%
Total loans	$33,758	100.0%	$34,246	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.8 million as of March 31, 2021, a decrease of $94 thousand, as compared to December 31, 2020.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $78.7 million as of March 31, 2021, a decrease of $43.8 million, as compared to December 31, 2020. The decrease in loans held for sale was primarily due to decreased mortgage originations in the first quarter. Mortgage loan originations totaled $518.0 million for the three months ended March 31, 2021 compared to $607.2 million for the three months ended December 31, 2020.

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

The following table presents the fair value composition of our investment securities portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	5,683	0.7%	5,907	1.0%	$(224)	(3.8)%
Obligations of state and political agencies	149,191	18.8%	153,773	26.0%	(4,582)	(3.0)%
Mortgage backed securities
Residential Agency	521,595	65.6%	306,719	51.8%	214,876	70.1%
Commercial	87,697	11.0%	94,978	16.0%	(7,281)	(7.7)%
Asset backed securities	96	—%	115	—%	(19)	(16.5)%
Corporate bonds	30,835	3.9%	30,850	5.2%	(15)	—%
Total investment securities	$795,097	100.0%	$592,342	100.0%	$202,755	34.2%

The securities available-for-sale presented in the following table are reported at fair value and by contractual maturity as of March 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of March 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,476	0.92%	$4,207	0.71%
Obligations of state and political agencies	4,500	1.30%	30,177	1.35%	73,310	1.82%	41,204	2.34%
Mortgage backed securities
Residential Agency	1	3.82%	3,003	2.87%	15,825	2.16%	502,766	1.22%
Commercial	—	—%	—	—%	32,967	2.81%	54,730	2.78%
Asset backed securities	—	—%	—	—%	—	—%	96	5.22%
Corporate bonds	1,005	2.77%	—	—%	29,830	4.51%	—	—%
Total available-for-sale	$5,506	1.57%	$33,180	1.48%	$153,408	2.58%	$603,003	1.43%

Deposits

Total deposits were $2.72 billion as of March 31, 2021, an increase of $145.6 million, or 5.7%, from December 31, 2020. Interest-bearing deposits increased $124.9 million while noninterest-bearing deposits increased $20.7 million. Key drivers included inflows from government stimulus programs and higher depositor balances due to the uncertain economic environment and volatile financial markets. The increase in interest-bearing deposits included increases of $55.6 million in interest-bearing demand deposits, $58.1 million in money market accounts, $7.6 million in savings accounts and $3.6 million in time deposits, partially offset by a $26.6 million decrease in synergistic deposits, including health savings account deposits from our retirement and benefit services and wealth management segments. As of March 31, 2021, the total sourced deposits outside of our branch footprint was $569.0 million. Excluding synergistic deposits, commercial transaction deposits increased $135.2 million, or 12.2%, while consumer transaction deposits increased $24.3 million, or 3.8%, since December 31, 2020.

We expect that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas as a result of the COVID-19 pandemic and as clients continue to utilize funds received from PPP loans and government stimulus programs.

The following table presents the composition of our deposit portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$775,434	28.5%	$754,716	29.3%	$20,718	2.7%
Interest-bearing demand	674,466	24.8%	618,900	24.1%	55,566	9.0%
Money market and savings	1,054,765	38.9%	989,039	38.5%	65,726	6.6%
Time deposits	212,908	7.8%	209,338	8.1%	3,570	1.7%
Total deposits	$2,717,573	100.0%	$2,571,993	100.0%	$145,580	5.7%

The following table presents the average balances and rates of our deposit portfolio for the three months ended March 31, 2021 and 2020:

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$731,680	—%	$564,307	—%
Interest-bearing demand	642,832	0.16%	459,028	0.46%
Money market and savings	1,030,348	0.16%	803,838	1.04%
Time deposits	210,719	0.66%	199,088	1.59%
Total deposits	$2,615,579	0.15%	$2,026,261	0.67%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

March 31,
(dollars in thousands)	2021
Maturing in:
3 months or less	$66,793
3 months to 6 months	51,201
6 months to 1 year	6,374
1 year or greater	8,828
Total	$133,196

Borrowings

Borrowings as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Subordinated notes	50,000	84.8%	49,688	84.6%
Junior subordinated debentures	8,645	14.6%	8,617	14.7%
Finance lease liability	375	0.6%	430	0.7%
Total borrowed funds	$59,020	100.0%	$58,735	100.0%

In the first quarter of 2021, we redeemed our previously issued subordinated debt with a rate of 5.75% and issued new subordinated debt to the Bank of North Dakota with an initial fixed rate of 3.50%.

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity decreased $929 thousand to $329.2 million as of March 31, 2021, compared to $330.2 million as of December 31, 2020. The decrease in stockholders' equity was primarily driven by decreases of $13.6 million in accumulated other comprehensive income and $2.6 million in dividends declared on common stock, partially offset by $15.2 million in net income. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 8.86% as of March 31, 2021, from 9.27% as of December 31, 2020. Tangible common equity to tangible assets would have been 9.66% as of March 31, 2021 and 10.19% as of December 31, 2020, if PPP loans were excluded.

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

At March 31, 2021 and December 31, 2020, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of March 31, 2021 and December 31, 2019:

	March 31,	December 31,
Capital Ratios	2021	2020
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.48%	12.75%
Tier 1 capital to risk weighted assets	13.88%	13.15%
Total capital to risk weighted assets	17.54%	16.79%
Tier 1 capital to average assets	9.59%	9.24%
Tangible common equity to tangible assets (1)	8.86%	9.27%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.80%	12.10%
Tier 1 capital to risk weighted assets	12.80%	12.10%
Total capital to risk weighted assets	14.06%	13.36%
Tier 1 capital to average assets	8.85%	8.50%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of March 31, 2021, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 17 Regulatory Matters” to the consolidated financial statements for additional information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of March 31, 2021.

	March 31, 2021
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$1,787	$3,140	$1,148	$1,494	$7,569
Time deposits	188,169	14,792	6,497	3,450	212,908
Subordinated notes payable	—	—	—	50,000	50,000
Junior subordinated debenture (Trust I)	—	—	—	3,458	3,458
Junior subordinated debenture (Trust II)	—	—	—	5,187	5,187
Finance lease liability	251	146	—	—	397
Total contractual obligations	$190,207	$18,078	$7,645	$63,589	$279,519

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of March 31, 2021 and December 31, 2020, was as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$593,818	$611,140
Standby letters of credit	6,224	6,510
Total	$600,042	$617,650

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

As of March 31, 2021, we had on balance sheet liquidity of $708.2 million, compared to $511.1 million as of December 31, 2020. On balance sheet liquidity includes total due from banks, federal funds sold, interest-bearing deposits with banks, unencumbered securities available-for-sale, and over collateralized securities pledging positions.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2021, we had no outstanding fed funds purchased from the FHLB and $968.1 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $647.9 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2021 and December 31, 2020.

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

The estimated impact on our net interest income as of March 31, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2021		December 31, 2020
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	2.9%	3.2%	10.2%	7.3%
+300 basis points	2.0%	0.1%	7.9%	3.2%
+200 basis points	1.0%	−3.0%	5.5%	−1.0%
+100 basis points	0.3%	−6.0%	3.2%	−5.3%
−100 basis points	−6.7%	−20.9%	−4.9%	−18.8%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of March 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates.

	March 31,	December 31,
	2021	2020
+400 basis points	−10.8%	12.1%
+300 basis points	−6.6%	12.6%
+200 basis points	−2.8%	11.9%
+100 basis points	0.6%	9.5%
−100 basis points	−31.6%	−51.0%
−200 basis points	N/A %	N/A %

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2021.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January	983	$26.68	—	770,000
February	14,898	28.18	—	770,000
March	—	—	—	770,000
Total	15,881	$28.09	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through March 31, 2021, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

4.1	Subordinated Note Due March 30, 2021 (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on March 30, 2021)

10.1

Subordinated Note Purchase Agreement by and between Alerus Financial Corporation and the Bank of North Dakota, dated March 30, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 30, 2021)

10.2	Alerus Financial Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on February 22, 2021)

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on February 22, 2021)

10.4	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on February 22, 2021)

10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on February 22, 2021)

10.6	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed on February 22, 2021)

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: May 6, 2021	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)