Form 10-Q
period 2021-06-30
ALERUS FINANCIAL CORP
filed 2021-08-05
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding at July 31, 2021 was 17,202,863.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2021	2020
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$315,430	$172,962
Investment securities
Available-for-sale, at fair value	651,546	592,342
Held-to-maturity, at carrying value	146,316	—
Loans held for sale	66,856	122,440
Loans	1,835,312	1,979,375
Allowance for loan losses	(33,764)	(34,246)
Net loans	1,801,548	1,945,129
Land, premises and equipment, net	18,847	20,289
Operating lease right-of-use assets	4,203	6,918
Accrued interest receivable	8,463	9,662
Bank-owned life insurance	32,752	32,363
Goodwill	30,201	30,201
Other intangible assets	23,680	25,919
Servicing rights	1,964	1,987
Deferred income taxes, net	11,522	9,409
Other assets	43,901	44,150
Total assets	$3,157,229	$3,013,771
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$758,820	$754,716
Interest-bearing	1,952,120	1,817,277
Total deposits	2,710,940	2,571,993
Long-term debt	58,992	58,735
Operating lease liabilities	4,868	7,861
Accrued expenses and other liabilities	38,038	45,019
Total liabilities	2,812,838	2,683,608
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,197,771 and 17,125,270 issued and outstanding	17,198	17,125
Additional paid-in capital	91,273	90,237
Retained earnings	233,397	212,163
Accumulated other comprehensive income (loss)	2,523	10,638
Total stockholders’ equity	344,391	330,163
Total liabilities and stockholders’ equity	$3,157,229	$3,013,771

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans, including fees	$19,324	$21,372	$39,891	$41,914
Investment securities
Taxable	2,897	1,765	5,298	3,524
Exempt from federal income taxes	233	239	469	474
Other	130	130	247	700
Total interest income	22,584	23,506	45,905	46,612
Interest Expense
Deposits	906	2,558	1,901	5,950
Long-term debt	538	857	826	1,734
Total interest expense	1,444	3,415	2,727	7,684
Net interest income	21,140	20,091	43,178	38,928
Provision for loan losses	—	3,500	—	6,000
Net interest income after provision for loan losses	21,140	16,591	43,178	32,928
Noninterest Income
Retirement and benefit services	17,871	13,710	35,126	29,930
Wealth management	5,138	4,112	10,124	8,158
Mortgage banking	12,287	17,546	29,419	22,591
Service charges on deposit accounts	330	297	668	720
Net gains (losses) on investment securities	—	1,294	114	1,294
Other	1,122	1,271	2,178	2,726
Total noninterest income	36,748	38,230	77,629	65,419
Noninterest Expense
Compensation	24,309	21,213	48,007	39,944
Employee taxes and benefits	5,572	4,747	11,385	10,055
Occupancy and equipment expense	1,918	2,612	4,149	5,104
Business services, software and technology expense	4,958	4,580	9,934	9,123
Intangible amortization expense	1,088	991	2,239	1,981
Professional fees and assessments	1,509	1,177	2,981	2,233
Marketing and business development	769	549	1,445	1,159
Supplies and postage	503	675	1,034	1,382
Travel	36	51	62	312
Mortgage and lending expenses	1,199	1,341	2,531	2,482
Other	689	1,798	1,825	2,685
Total noninterest expense	42,550	39,734	85,592	76,460
Income before income taxes	15,338	15,087	35,215	21,887
Income tax expense	3,644	3,613	8,306	5,050
Net income	$11,694	$11,474	$26,909	$16,837
Per Common Share Data
Basic earnings per common share	$0.67	$0.66	$1.54	$0.97
Diluted earnings per common share	$0.66	$0.65	$1.52	$0.95
Dividends declared per common share	$0.16	$0.15	$0.31	$0.30
Average common shares outstanding	17,194	17,111	17,170	17,091
Diluted average common shares outstanding	17,497	17,445	17,482	17,425

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$11,694	$11,474	$26,909	$16,837
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	7,430	4,794	(10,606)	11,753
Accretion of gains (losses) on debt securities reclassified to held-to-maturity	(115)	—	(115)	—
Reclassification adjustment for losses (gains) realized in income	—	(1,294)	(114)	(1,294)
Total other comprehensive income (loss), before tax	7,315	3,500	(10,835)	10,459
Income tax expense (benefit) related to items of other comprehensive income	1,836	878	(2,720)	2,624
Other comprehensive income (loss), net of tax	5,479	2,622	(8,115)	7,835
Total comprehensive income	$17,173	$14,096	$18,794	$24,672

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2021	$17,190	$90,520	$224,480	$(2,956)	$329,234
Net income	—	—	11,694	—	11,694
Other comprehensive income (loss)	—	—	—	5,479	5,479
Common stock repurchased	—	—	—	—	—
Common stock dividends	—	—	(2,777)	—	(2,777)
Stock-based compensation expense	8	753	—	—	761
Vesting of restricted stock	—	—	—	—	—
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391

	Six months ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	26,909	—	26,909
Other comprehensive income (loss)	—	—	—	(8,115)	(8,115)
Common stock repurchased	(16)	(134)	(296)	—	(446)
Common stock dividends	—	—	(5,379)	—	(5,379)
Share‑based compensation expense	8	1,251	—	—	1,259
Vesting of restricted stock	81	(81)	—	—	—
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391

	Three months ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2020	$17,106	$88,703	$180,650	$7,149	$293,608
Net income	—	—	11,474	—	11,474
Other comprehensive income (loss)	—	—	—	2,622	2,622
Common stock repurchased	—	—	—	—	—
Common stock dividends	—	—	(2,596)	—	(2,596)
Stock-based compensation expense	14	610	—	—	624
Vesting of restricted stock	—	—	—	—	—
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$305,732

	Six months ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$285,728
Net income	—	—	16,837	—	16,837
Other comprehensive income (loss)	—	—	—	7,835	7,835
Common stock repurchased	(15)	(111)	(210)	—	(336)
Common stock dividends	—	—	(5,191)	—	(5,191)
Share‑based compensation expense	14	845	—	—	859
Vesting of restricted stock	71	(71)	—	—	—
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$305,732

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Operating Activities
Net income	$26,909	$16,837
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	606	(3,543)
Provision for loan losses	—	6,000
Depreciation and amortization	4,555	4,382
Amortization and accretion of premiums/discounts on investment securities	1,674	684
Amortization of operating lease right-of-use assets	(22)	(12)
Stock-based compensation	1,259	859
Increase in value of bank-owned life insurance	(389)	(393)
Realized loss (gain) on sale of fixed assets	(62)	—
Realized loss (gain) on derivative instruments	4,803	(1,009)
Realized loss (gain) on loans sold	(27,206)	(19,099)
Realized loss (gain) on sale of foreclosed assets	(204)	(19)
Realized loss (gain) on sale of investment securities	(114)	(1,294)
Realized loss (gain) on servicing rights	(361)	558
Net change in:
Loans held for sale	82,713	(34,935)
Accrued interest receivable	1,199	(424)
Other assets	(5,632)	(3,826)
Accrued expenses and other liabilities	(5,404)	12,541
Net cash provided (used) by operating activities	84,324	(22,693)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	13,189	39,505
Proceeds from maturities of investment securities available-for-sale	57,661	22,266
Purchases of investment securities available-for-sale	(291,361)	(134,079)
Proceeds from sales or calls of investment securities held-to-maturity	1,415	—
Proceeds from maturities of investment securities held-to-maturity	1,180	—
Net (increase) decrease in equity securities	—	2,808
Net (increase) decrease in loans	142,510	(315,888)
Purchases of premises and equipment	(429)	(1,998)
Proceeds from sales of foreclosed assets	481	303
Net cash provided (used) by investing activities	(75,354)	(387,083)
Financing Activities
Net increase (decrease) in deposits	138,947	481,837
Repayments of long-term debt	(49,804)	(103)
Proceeds from the issuance of subordinated debt	50,000	—
Cash dividends paid on common stock	(5,199)	(5,191)
Repurchase of common stock	(446)	(336)
Net cash provided (used) by financing activities	133,498	476,207
Net change in cash and cash equivalents	142,468	66,431
Cash and cash equivalents at beginning of period	172,962	144,006
Cash and cash equivalents at end of period	$315,430	$210,437

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
Supplemental Cash Flow Disclosures	2021	2020
Cash paid for:
Interest	$2,521	$302
Income taxes	9,072	7,835
Non-cash information
Unrealized gain (loss) on investment securities available-for-sale	(8,000)	7,835
Accretion of unrealized gain (loss) on investment securities held-to-maturity	(115)	—
Investment securities transferred to held-to-maturity	149,191	—
Right-of-use assets obtained in exchange for new operating leases	—	1,531

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

Other Information

As of June 30, 2021, the Coronavirus Disease, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines has encouraged greater economic activity. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold as the year progresses.

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

Investment Securities

Held-to-maturity securities consist of debt securities, primarily obligations of state and political agencies. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from available-for-sale to held-to-maturity are made at fair value at the date of transfer. Unrealized holding gains and losses at the date of transfer are included in other comprehensive income and in the carrying value of the held-to-maturity security are amortized over the remaining life of the security.

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2021.

Adopted Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoptions are permitted. The Company adopted ASU 2020-01 as of January 1, 2021 the implementation had no impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020, for public business entities. For private companies and smaller reporting companies, this guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. As an emerging growth company, the Company can take advantage of this later effective date. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. The Company is currently reviewing the provisions of this new pronouncement but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses and fair value of for held-to-maturity as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,570	$90	$—	$5,660
Mortgage backed securities
Residential agency	512,904	2,961	(6,022)	509,843
Commercial	95,744	4,344	—	100,088
Asset backed securities	69	3	—	72
Corporate bonds	35,040	1,107	(264)	35,883
Total available-for-sale investment securities	$649,327	$8,505	$(6,286)	$651,546

	June 30, 2021
	Amortized	Net Unrealized	Carrying	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains (1)	Value	Gains (2)	Losses (2)	Value
Held-to-maturity
Obligations of state and political agencies	$147,466	$1,150	$146,316	$1,974	$(5)	$148,285
Total held-to-maturity investment securities	$147,466	$1,150	$146,316	$1,974	$(5)	$148,285
(1)	Net unrealized gains on held-to-maturity securities represents the net unrealized gains /(losses) on previously available-for-sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2)	Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the date of the security is designated as held-to-maturity.

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,926	$—	$(19)	$5,907
Obligations of state and political agencies	148,491	5,282	—	153,773
Mortgage backed securities
Residential agency	303,760	3,395	(436)	306,719
Commercial	89,300	5,678	—	94,978
Asset backed securities	109	6	—	115
Corporate bonds	30,552	388	(90)	30,850
Total available-for-sale investment securities	$578,138	$14,749	$(545)	$592,342

On April 1, 2021, the Company transferred its debt securities consisting of obligations of state and political agencies with a fair value of $149.2 million and a net unrealized gain of $1.3 million from available-for-sale to held-to-maturity.

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(6,022)	322,584	—	—	(6,022)	322,584
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(264)	9,736	—	—	(264)	9,736
Total available-for-sale investment securities	$(6,286)	$332,320	$—	$2	$(6,286)	$332,322
Held-to-maturity
Obligations of state and political agencies	$(5)	$5,996	$—	$—	$(5)	$5,996
Total held-to-maturity investment securities	(5)	5,996	—	—	(5)	5,996
Total investment securities	$(6,291)	$338,316	—	2	(6,291)	338,318

	December 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(10)	$4,509	$(9)	$1,309	$(19)	$5,818
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	(432)	68,494	(4)	2,356	(436)	70,850
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(90)	16,454	—	—	(90)	16,454
Total available-for-sale investment securities	$(532)	$89,457	$(13)	$3,667	$(545)	$93,124

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

For the three and six months ended June 30, 2021 and 2020, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2021, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$5,141	$5,142	$—	$—
Due after one year through five years	28,706	28,745	3,001	3,100
Due after five years through ten years	76,714	77,812	86,721	89,886
Due after 10 years	35,755	36,586	559,605	558,560
Total investment securities	$146,316	$148,285	$649,327	$651,546

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $171.4 million and $160.8 million were pledged as of June 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and six months ended June 30, 2021 and 2020, are displayed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds	$—	$35,505	$13,189	$39,505
Realized gains	—	1,294	114	1,294
Realized losses	—	—	—	—

As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Federal Reserve	$2,675	$2,675
FHLB	3,839	3,090

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2021, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of June 30, 2021 and December 31, 2020, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial (1)	$572,734	$691,858
Real estate construction	36,549	44,451
Commercial real estate	567,987	563,007
Total commercial	1,177,270	1,299,316
Consumer
Residential real estate first mortgage	470,822	463,370
Residential real estate junior lien	130,180	143,416
Other revolving and installment	57,040	73,273
Total consumer	658,042	680,059
Total loans	$1,835,312	$1,979,375
(1)	Included Paycheck Protection Program, or PPP, loans of $165.0 million at June 30, 2021 and $268.4 million at December 31, 2020.

Total loans included net deferred loan fees and costs of $4.4 million and $4.7 million at June 30, 2021 and December 31, 2020, respectively. Deferred loan fees on PPP loans were $4.6 million at June 30, 2021 and $4.3 million at December 31, 2020.

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$570,287	$312	$—	$2,135	$572,734
Real estate construction	36,549	—	—	—	36,549
Commercial real estate	563,521	—	—	4,466	567,987
Total commercial	1,170,357	312	—	6,601	1,177,270
Consumer
Residential real estate first mortgage	469,273	1,526	—	23	470,822
Residential real estate junior lien	129,698	159	—	323	130,180
Other revolving and installment	56,757	270	—	13	57,040
Total consumer	655,728	1,955	—	359	658,042
Total loans	$1,826,085	$2,267	$—	$6,960	$1,835,312

	December 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,340	$500	$30	$1,988	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	558,127	2,449	—	2,431	563,007
Total commercial	1,291,918	2,949	30	4,419	1,299,316
Consumer
Residential real estate first mortgage	461,179	1,752	—	439	463,370
Residential real estate junior lien	143,060	191	—	165	143,416
Other revolving and installment	73,128	118	—	27	73,273
Total consumer	677,367	2,061	—	631	680,059
Total loans	$1,969,285	$5,010	$30	$5,050	$1,979,375

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$561,345	$1,515	$9,874	$—	$572,734
Real estate construction	36,549	—	—	—	36,549
Commercial real estate	542,417	3,339	22,231	—	567,987
Total commercial	1,140,311	4,854	32,105	—	1,177,270
Consumer
Residential real estate first mortgage	469,037	—	1,785	—	470,822
Residential real estate junior lien	128,661	395	1,124	—	130,180
Other revolving and installment	57,027	—	13	—	57,040
Total consumer	654,725	395	2,922	—	658,042
Total loans	$1,795,036	$5,249	$35,027	$—	$1,835,312

	December 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$669,602	$5,415	$16,841	$—	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	533,733	6,686	22,588	—	563,007
Total commercial	1,247,786	12,101	39,429	—	1,299,316
Consumer
Residential real estate first mortgage	461,221	1,406	743	—	463,370
Residential real estate junior lien	140,461	1,819	1,136	—	143,416
Other revolving and installment	73,236	—	37	—	73,273
Total consumer	674,918	3,225	1,916	—	680,059
Total loans	$1,922,704	$15,326	$41,345	$—	$1,979,375

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,487	$(869)	$(273)	$275	$9,620
Real estate construction	598	(11)	—	—	587
Commercial real estate	13,849	(913)	—	1	12,937
Total commercial	24,934	(1,793)	(273)	276	23,144
Consumer
Residential real estate first mortgage	6,047	129	—	—	6,176
Residential real estate junior lien	1,288	99	—	14	1,401
Other revolving and installment	666	(81)	(49)	38	574
Total consumer	8,001	147	(49)	52	8,151
Unallocated	823	1,646	—	—	2,469
Total	$33,758	$—	$(322)	$328	$33,764

	Six months ended June 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(553)	$(477)	$445	$9,620
Real estate construction	658	(71)	—	—	587
Commercial real estate	14,105	(636)	(536)	4	12,937
Total commercial	24,968	(1,260)	(1,013)	449	23,144
Consumer
Residential real estate first mortgage	5,774	402	—	—	6,176
Residential real estate junior lien	1,373	(69)	—	97	1,401
Other revolving and installment	753	(164)	(93)	78	574
Total consumer	7,900	169	(93)	175	8,151
Unallocated	1,378	1,091	—	—	2,469
Total	$34,246	$—	$(1,106)	$624	$33,764

	Three months ended June 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,901	$278	$(2,703)	$321	$10,797
Real estate construction	334	109	—	—	443
Commercial real estate	8,276	2,537	(865)	—	9,948
Total commercial	21,511	2,924	(3,568)	321	21,188
Consumer
Residential real estate first mortgage	2,209	459	—	5	2,673
Residential real estate junior lien	1,025	32	(12)	57	1,102
Other revolving and installment	441	171	(86)	20	546
Total consumer	3,675	662	(98)	82	4,321
Unallocated	1,833	(86)	—	—	1,747
Total	$27,019	$3,500	$(3,666)	$403	$27,256

	Six months ended June 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$348	$(2,735)	$914	$10,797
Real estate construction	303	140	—	—	443
Commercial real estate	6,688	4,125	(865)	—	9,948
Total commercial	19,261	4,613	(3,600)	914	21,188
Consumer
Residential real estate first mortgage	1,448	1,220	—	5	2,673
Residential real estate junior lien	671	349	(12)	94	1,102
Other revolving and installment	352	263	(153)	84	546
Total consumer	2,471	1,832	(165)	183	4,321
Unallocated	2,192	(445)	—	—	1,747
Total	$23,924	$6,000	$(3,765)	$1,097	$27,256

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,696	$570,038	$572,734	$885	$8,735	$9,620
Real estate construction	—	36,549	36,549	—	587	587
Commercial real estate	4,653	563,334	567,987	7	12,930	12,937
Total commercial	7,349	1,169,921	1,177,270	892	22,252	23,144
Consumer
Residential real estate first mortgage	23	470,799	470,822	—	6,176	6,176
Residential real estate junior lien	326	129,854	130,180	27	1,374	1,401
Other revolving and installment	13	57,027	57,040	3	571	574
Total consumer	362	657,680	658,042	30	8,121	8,151
Unallocated	—	—	—	—	—	2,469
Total loans	$7,711	$1,827,601	$1,835,312	$922	$30,373	$33,764

	December 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,616	$689,242	$691,858	$336	$9,869	$10,205
Real estate construction	—	44,451	44,451	—	658	658
Commercial real estate	5,224	557,783	563,007	837	13,268	14,105
Total commercial	7,840	1,291,476	1,299,316	1,173	23,795	24,968
Consumer
Residential real estate first mortgage	439	462,931	463,370	—	5,774	5,774
Residential real estate junior lien	224	143,192	143,416	19	1,354	1,373
Other revolving and installment	27	73,246	73,273	13	740	753
Total consumer	690	679,369	680,059	32	7,868	7,900
Unallocated	—	—	—	—	—	1,378
Total loans	$8,530	$1,970,845	$1,979,375	$1,205	$31,663	$34,246

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	June 30, 2021			December 31, 2020
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$1,534	$1,546	$885	$723	$725	$336
Commercial real estate	187	211	7	3,948	3,974	837
Residential real estate junior lien	27	28	27	19	20	19
Other revolving and installment	13	13	3	27	27	13
Total impaired loans with a valuation allowance	1,761	1,798	922	4,717	4,746	1,205
Impaired loans without a valuation allowance
Commercial and industrial	1,162	1,314	—	1,893	2,173	—
Commercial real estate	4,466	4,621	—	1,276	1,415	—
Residential real estate first mortgage	23	25	—	439	464	—
Residential real estate junior lien	299	325	—	205	306	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	5,950	6,285	—	3,813	4,358	—
Total impaired loans
Commercial and industrial	2,696	2,860	885	2,616	2,898	336
Commercial real estate	4,653	4,832	7	5,224	5,389	837
Residential real estate first mortgage	23	25	—	439	464	—
Residential real estate junior lien	326	353	27	224	326	19
Other revolving and installment	13	13	3	27	27	13
Total impaired loans	$7,711	$8,083	$922	$8,530	$9,104	$1,205

The table below presents the average recorded investment in impaired loans and interest income for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021		2020
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,548	$3	$4,881	$15
Commercial real estate	188	2	200	8
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	27	—	20	—
Other revolving and installment	13	—	35	—
Total impaired loans with a valuation allowance	1,776	5	5,136	23
Impaired loans without a valuation allowance
Commercial and industrial	1,174	5	694	26
Commercial real estate	4,472	—	1,693	—
Residential real estate first mortgage	23	—	755	—
Residential real estate junior lien	302	—	255	3
Other revolving and installment	—	—	4	—
Total impaired loans without a valuation allowance	5,971	5	3,401	29
Total impaired loans
Commercial and industrial	2,722	8	5,575	41
Commercial real estate	4,660	2	1,893	8
Residential real estate first mortgage	23	—	755	—
Residential real estate junior lien	329	—	275	3
Other revolving and installment	13	—	39	—
Total impaired loans	$7,747	$10	$8,537	$52

	Six Months Ended June 30,
	2021		2020
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,637	$6	$4,714	$15
Commercial real estate	190	4	203	8
Residential real estate junior lien	30	—	20	—
Other revolving and installment	14	—	35	—
Total impaired loans with a valuation allowance	1,871	10	4,972	23
Impaired loans without a valuation allowance
Commercial and industrial	1,187	11	747	26
Commercial real estate	4,662	—	1,821	—
Residential real estate first mortgage	24	—	761	—
Residential real estate junior lien	303	—	279	3
Other revolving and installment	—	—	5	—
Total impaired loans without a valuation allowance	6,176	11	3,613	29
Total impaired loans
Commercial and industrial	2,824	17	5,461	41
Commercial real estate	4,852	4	2,024	8
Residential real estate first mortgage	24	—	761	—
Residential real estate junior lien	333	—	299	3
Other revolving and installment	14	—	40	—
Total impaired loans	$8,047	$21	$8,585	$52

Loans with a carrying value of $1.2 billion as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR concessions can include a reduction of interest rates, an extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

During the second quarter of 2021, there were 3 loans modified as TDRs as a result of changing the terms allowing for interest rate reductions and an extension of the maturity dates. As of June 30, 2021, the carrying value of the restructured loans was $795 thousand. The loans are not currently performing in compliance with the modified terms and were placed on nonaccrual. There is no specific reserve for loan losses allocated to the loans modified as TDRs. During the second quarter of 2020, there were no loans modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

Beginning in 2020, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, through June 30, 2021, the Company had entered into modifications on 584 loans representing $154.5 million in principal balances, since the beginning of the COVID-19 pandemic. Of those loans, 12 loans with a total outstanding principal balance of $5.3 million, have been granted additional deferrals, 4 loans with a total outstanding principal balance of $653 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Banking	$20,131	$20,131
Retirement and benefit services	10,070	10,070
Total goodwill	$30,201	$30,201

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of June 30, 2021.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$43,346	$(19,666)	$23,680	$43,346	$(17,490)	$25,856
Core deposit intangible assets	—	—	—	3,793	(3,730)	63
Total intangible assets	$43,346	$(19,666)	$23,680	$47,139	$(21,220)	$25,919

Amortization of intangible assets was $1.1 million and $1.0 million for the three months ended June 30, 2021, and 2020, respectively. Amortization of intangible assets was $2.2 million and $2.0 million for the six months ended June 30, 2021, and 2020, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $417.5 million and $445.5 million as of June 30, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$1,952	$3,277	$1,987	$3,845
Additions	62	88	111	112
Amortization	(185)	(209)	(385)	(396)
(Impairment)/Recovery	135	(265)	251	(670)
Balance, end of period	$1,964	$2,891	$1,964	$2,891

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2021 and December 31, 2020. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2021	2020
Fair value of servicing rights	$1,964	$1,987
Weighted-average remaining term, years	20.1	20.1
Prepayment speeds	17.2%	17.7%
Discount rate	9.3%	9.0%

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

		June 30,	December 31,
(dollars in thousands)		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$4,203	$6,918
Finance lease right-of-use assets	Land, premises and equipment, net	144	202
Total lease right-of-use assets		$4,347	$7,120
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$4,868	$7,861
Finance lease liabilities	Long-term debt	319	430
Total lease liabilities		$5,187	$8,291

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

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term, years
Operating leases	3.7	5.8
Finance leases	1.3	1.8
Weighted-average discount rate
Operating leases	2.5%	2.9%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and six months ending June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Lease costs
Operating lease cost	$492	$568	$988	$1,191
Variable lease cost	158	468	391	665
Short-term lease cost	46	107	83	202
Finance lease cost
Interest on lease liabilities	7	11	15	23
Amortization of right-of-use assets	29	29	58	58
Sublease income	(52)	(52)	(112)	(118)
Net lease cost	$680	$1,131	$1,423	$2,021
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$474	$561	$961	$1,179
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,348	—	1,531

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
June 30, 2022	$251	$1,664
June 30, 2023	84	1,616
June 30, 2024	—	1,112
June 30, 2025	—	392
June 30, 2026	—	345
Thereafter	—	326
Total future minimum lease payments	$335	$5,455
Amounts representing interest	(16)	(587)
Total operating lease liabilities	$319	$4,868

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Noninterest-bearing	$758,820	$754,716
Interest-bearing
Interest-bearing demand	736,043	618,900
Savings accounts	89,437	79,902
Money market savings	920,831	909,137
Time deposits	205,809	209,338
Total interest-bearing	1,952,120	1,817,277
Total deposits	$2,710,940	$2,571,993

NOTE 9 Long-Term Debt

Long-term debt as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,470	Three-month LIBOR + 3.10%	3.25%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,203	Three-month LIBOR + 1.80%	1.92%	9/15/2036	9/15/2011
Finance lease liability	2,700	319	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,992

	December 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,688	Three-month LIBOR + 4.12%	4.36%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,447	Three-month LIBOR + 3.10%	3.35%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,170	Three-month LIBOR + 1.80%	2.02%	9/15/2036	9/15/2011
Finance lease liability	2,700	430	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,735

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk was as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$610,448	$611,140
Standby letters of credit	6,406	6,510
Total	$616,854	$617,650

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the FHLB as of June 30, 2021 and December 31, 2020. With the Bank of North Dakota, the Company had no letters of credit outstanding as of June 30, 2021 and December 31, 2020. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $230.2 million and $245.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2021, 37,789 stock awards and 91,302 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $761 thousand and $624 thousand for the three months ended June 30, 2021 and 2020, respectively. Compensation expense relating to awards under these plans was $1.3 million and $859 thousand for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the activity in the stock plans for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021		Six months ended June 30, 2020
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	325,030	$19.48	347,211	$18.64
Granted	66,664	26.63	77,846	19.53
Vested	(88,382)	21.38	(86,137)	16.15
Forfeited or cancelled	—	—	(5,068)	19.37
Outstanding at end of period	303,312	$20.49	333,852	$19.48

As of June 30, 2021, there was $3.6 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.85 years.

NOTE 12 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,
	2021		2020
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,221	21.0%	$3,168	21.0%
Tax effect of:
Tax exempt income	(148)	(1.0)%	(127)	(0.8)%
Other	571	3.7%	572	3.8%
Applicable income taxes	$3,644	23.7%	$3,613	24.0%

	Six months ended June 30,
	2021		2020
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$7,395	21.0%	$4,596	21.0%
Tax effect of:
Tax exempt income	(301)	(0.9)%	(247)	(1.1)%
Other	1,212	3.4%	701	3.2%
Applicable income taxes	$8,306	23.5%	$5,050	23.1%

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended June 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,188	$—	$—	$490	$(538)	$21,140
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,466	17,871	5,138	12,287	(14)	36,748
Noninterest expense	10,914	9,988	2,128	10,661	8,859	42,550
Net income before taxes	$11,740	$7,883	$3,010	$2,116	$(9,411)	$15,338

	Six months ended June 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$43,068	$—	$—	$936	$(826)	$43,178
Provision for loan losses	—	—	—	—	—	—
Noninterest income	2,988	35,126	10,124	29,419	(28)	77,629
Noninterest expense	21,998	20,100	4,463	21,514	17,517	85,592
Net income before taxes	$24,058	$15,026	$5,661	$8,841	$(18,371)	$35,215

	Three months ended June 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$20,417	$—	$—	$530	$(856)	$20,091
Provision for loan losses	3,500	—	—	—	—	3,500
Noninterest income	2,857	13,710	4,112	17,546	5	38,230
Noninterest expense	11,359	9,193	2,629	8,020	8,533	39,734
Net income before taxes	$8,415	$4,517	$1,483	$10,056	$(9,384)	$15,087

	Six months ended June 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$39,863	$—	$—	$798	$(1,733)	$38,928
Provision for loan losses	6,000	—	—	—	—	6,000
Noninterest income	4,731	29,930	8,158	22,591	9	65,419
Noninterest expense	24,011	17,125	4,144	13,459	17,721	76,460
Net income before taxes	$14,583	$12,805	$4,014	$9,930	$(19,445)	$21,887

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, COBRA recordkeeping and administration services, and payroll to employers; and payroll and HRIS services for employers. In addition, the division operates within each of the banking markets, as well as in Lansing, Michigan and Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The Mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota, as well as through the Banking office locations.

NOTE 14 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and six months ending June 30, 2021 and 2020 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Net income	$11,694	$11,474	$26,909	$16,837
Dividends and undistributed earnings allocated to participating securities	179	200	432	282
Net income available to common shareholders	$11,515	$11,274	$26,477	$16,555
Weighted-average common shares outstanding for basic earnings per share	17,194	17,111	17,170	17,091
Dilutive effect of stock-based awards	303	334	312	334
Weighted-average common shares outstanding for diluted earnings per share	17,497	17,445	17,482	17,425
Earnings per common share:
Basic earnings per common share	$0.67	$0.66	$1.54	$0.97
Diluted earnings per common share	$0.66	$0.65	$1.52	$0.95

NOTE 15 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$882	$58,778	$569	$44,597
Interest rate lock commitments	Other assets	4,696	145,230	10,124	270,103
Forward loan sales commitments	Other assets	1,101	31,659	2,664	86,990
Total asset derivatives		$6,679	$235,667	$13,357	$401,690
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$961	$58,778	$572	$44,597
TBA mortgage backed securities	Accrued expenses and other liabilities	77	237,000	2,339	307,000
Total liability derivatives		$1,038	$295,778	$2,911	$351,597

The gain (loss) recognized on derivative instruments for the three and six months ended June 30, 2021 and 2020 was as follows:

		Three months ended		Six months ended
	Consolidated Statements of	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	of Income Location	2021	2020	2021	2020
Interest rate swaps	Other noninterest income	$(1)	$—	$1	$—
Interest rate lock commitments	Mortgage banking	740	4,352	(5,505)	5,579
Forward loan sales commitments	Mortgage banking	73	117	(1,562)	783
TBA mortgage backed securities	Mortgage banking	(3,405)	(1,929)	5,556	(5,352)
Total gain/(loss) from derivative instruments		$(2,593)	$2,540	$(1,510)	$1,010

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at June 30, 2021 and December 31, 2020 was $2.6 million and $2.7 million, respectively. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at June 30, 2021 and December 31, 2020, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2021 and December 31, 2020:

	June 30, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$290,330	14.30%	$91,349	4.50%	$	N/A	N/A
Bank	275,218	13.57%	91,283	4.50%		131,853	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	298,693	14.71%	121,798	6.00%		N/A	N/A
Bank	275,218	13.57%	121,711	6.00%		162,281	8.00%
Total capital to risk weighted assets
Consolidated	374,172	18.43%	162,398	8.00%		N/A	N/A
Bank	300,678	14.82%	162,281	8.00%		202,851	10.00%
Tier 1 capital to average assets
Consolidated	290,330	9.62%	124,228	4.00%		N/A	N/A
Bank	275,218	8.98%	122,656	4.00%		153,320	5.00%

	December 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$265,490	12.75%	$93,723	4.50%	$	N/A	N/A
Bank	251,806	12.10%	93,632	4.50%		135,246	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	273,797	13.15%	124,964	6.00%		N/A	N/A
Bank	251,806	12.10%	124,843	6.00%		166,457	8.00%
Total capital to risk weighted assets
Consolidated	349,620	16.79%	166,618	8.00%		N/A	N/A
Bank	277,916	13.36%	166,457	8.00%		208,071	10.00%
Tier 1 capital to average assets
Consolidated	273,797	9.24%	118,587	4.00%		N/A	N/A
Bank	251,806	8.50%	118,511	4.00%		148,139	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2021, and December 31, 2020, the Company was in compliance with the aforementioned guidelines.

NOTE 17 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the six months ended June 30, 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,660	$—	$5,660
Mortgage backed securities
Residential agency	—	509,843	—	509,843
Commercial	—	100,088	—	100,088
Asset backed securities	—	72	—	72
Corporate bonds	—	35,883	—	35,883
Total available-for-sale investment securities	$—	$651,546	$—	$651,546
Other assets
Derivatives	$—	$6,679	$—	$6,679
Other liabilities
Derivatives	$—	$1,038	$—	$1,038

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,907	$—	$5,907
Obligations of state and political agencies	—	153,773	—	153,773
Mortgage backed securities
Residential agency	—	306,719	—	306,719
Commercial	—	94,978	—	94,978
Asset backed securities	—	115	—	115
Corporate bonds	—	30,850	—	30,850
Total available-for-sale investment securities	$—	$592,342	$—	$592,342
Other assets
Derivatives	$—	$13,357	$—	$13,357
Other liabilities
Derivatives	$—	$2,911	$—	$2,911

The following is a description of the valuation methodologies used for instruments measured at estimated fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities, Available-for-Sale

Generally, debt securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs and therefore are classified as Level 2.

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$66,856	$—	$66,856	$—
Impaired loans	—	6,789	6,789	922
Foreclosed assets	—	858	858	—
Servicing rights	—	1,964	1,964	—

	December 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$122,440	$—	$122,440	$—
Impaired loans	—	7,325	7,325	1,205
Foreclosed assets	—	63	63	—
Servicing rights	—	1,987	1,987	—

Loans Held for Sale

Loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically, these quotes include a premium on the sale and thus these quotes indicate estimated fair value of the held for sale loans is greater than cost.

Impairment losses for loans held for sale that are carried at the lower of cost or estimated fair value, represent additional net write-downs during the period to record these loans at the lower of cost or estimated fair value, subsequent to their initial classification as loans held for sale.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2021, and December 31, 2020, were as follows:

			June 30, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$6,789	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	858	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,964	210-348	287
		Discount rate		9.3%	9.3%

			December 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,325	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	63	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,987	191-403	285
		Discount rate		9.0%	9.0%

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

The following disclosures represent financial instruments in which the ending balances, as of June 30, 2021 and December 31, 2020, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the consolidated balance sheets approximate those assets and liabilities estimated fair values.

Investment Securities, Held-to-Maturity

The fair values of debt securities held-to-maturity are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$315,430	$315,430	$—	$—	$315,430
Investment securities held-to-maturity	146,316	—	148,285	—	148,285
Loans	1,801,548	—	—	1,847,706	1,847,706
Accrued interest receivable	8,463	8,463	—	—	8,463
Bank-owned life insurance	32,752	—	32,752	—	32,752
Financial Liabilities
Noninterest-bearing deposits	$758,820	$—	$758,820	$—	$758,820
Interest-bearing deposits	1,746,311	—	1,746,311	—	1,746,311
Time deposits	205,809	—	—	206,583	206,583
Long-term debt	58,992	—	57,129	—	57,129
Accrued interest payable	860	860	—	—	860

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,962	$172,962	$—	$—	$172,962
Loans	1,945,129	—	—	1,992,394	1,992,394
Accrued interest receivable	9,662	9,662	—	—	9,662
Bank-owned life insurance	32,363	—	32,363	—	32,363
Financial Liabilities
Noninterest-bearing deposits	$754,716	$—	$754,716	$—	$754,716
Interest-bearing deposits	1,607,939	—	1,607,939	—	1,607,939
Time deposits	209,338	—	—	210,637	210,637
Long-term debt	58,735	—	56,131	—	56,131
Accrued interest payable	654	654	—	—	654

NOTE 19 COVID-19 Pandemic Response

As discussed in “Note 1 Significant Accounting Policies,” the full extent of the impact of COVID-19 on the U.S. economy generally and the Company is uncertain. In the second quarter of 2020, the Company became a lender under the PPP which was administered through the U.S. Small Business Administration, or SBA, an agency of the U.S Department of the Treasury, which works with financial institutions in providing loans to small businesses. The PPP, which is meant to aid small businesses during the COVID-19 pandemic, was created under the Coronavirus Aid Relief, and Economic Security, or CARES, Act, which was signed into law on March 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion regarding TDRs.

As of June 30, 2021, the Company had assisted 2,454 new and existing clients secure a total of approximately $474.2 million of PPP financing. Net processing fees in the amount of $15.7 million are being deferred and recognized as interest income on a level yield method over the life of the respective loans. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion on the remaining deferred costs associated with PPP financing.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2021 and 2020. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in critical accounting policies, or the assumptions and judgments utilized in applying these policies since December 31, 2020.

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

Recent Developments

Impact of COVID-19

As of June 30, 2021, the COVID-19 pandemic remains ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines has encouraged increased economic activity. The progression of the COVID-19 pandemic in the United States has not had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2021. Nonetheless, the economic recovery could remain gradual and uneven and could be hindered by persistent or resurgent infection rates, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

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

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. Most recently, these have included the following:

●	On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, or the Plan, a new $1.9 trillion COVID-19 relief bill. The Plan includes a variety of economic assistance programs for Americans, such as the payment of an additional stimulus, extension of job benefits, additional funding for COVID-19 testing and vaccine distribution, an infusion of cash in state and local governments, and an array of tax benefits among other economic incentives.
●	On March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021, for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	Workforce. We’ve adopted a hybrid approach to our work environment, allowing many of our employees to work from home long-term. As vaccines became more widely available in the spring, we implemented our phased return to office plan, reopening our offices and returning those employees who will work from an Alerus office. We expect all phases of the plan to be complete by the end of September.
●	Client Service. We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We offered payment extensions for mortgage customers for initial terms of up to 90 days. As of June 30, 2021, we had executed 584 loan deferrals representing $154.5 million. Of those loans, 12 loans with a total outstanding principal balance of $5.3 million have been granted additional deferrals, 4 loans with a total outstanding principal balance of $653 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status.
●	We participated in the SBA’s PPP. As of June 30, 2021, we had assisted 2,454 borrowers receive approval for funding of $474.2 million in PPP loans. As of June 30, 2021, our borrowers had received approval for forgiveness on 1,447 loans totaling $297.7 million from the SBA. We have submitted to the SBA an additional 65 forgiveness applications totaling $6.9 million.

Shareholder Dividend and Stock Repurchases

On May 11, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.16 per common share. This dividend was paid out on July 9, 2021, to stockholders of record at the close of business on June 18, 2021. Although the Board of Directors is closely monitoring the impacts of the COVID-19 pandemic, it is the current expectation and intent of the Board of Directors to continue with a quarterly cash dividend.

On July 26, 2021 the Board of Directors of the Company declared a quarterly cash dividend of $0.16 per common share. This dividend is payable on October 8, 2021, to stockholders of record as of the close of business on September 17, 2021.

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. As of June 30, 2021, no shares had been repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2021	2020
Performance Ratios
Return on average total assets	1.50%	2.02%	1.68%	1.76%	1.31%
Return on average common equity	13.82%	18.46%	15.30%	16.11%	11.35%
Return on average tangible common equity (1)	17.36%	23.03%	18.88%	20.15%	14.39%
Noninterest income as a % of revenue	63.48%	64.97%	65.55%	64.26%	62.69%
Net interest margin (taxable-equivalent basis) (1)	2.88%	3.12%	3.14%	3.00%	3.24%
Efficiency ratio (1)	71.46%	66.43%	66.31%	68.84%	71.23%
Average equity to average assets	10.88%	10.97%	11.01%	10.92%	11.56%
Net charge-offs/(recoveries) to average loans	—%	0.10%	0.66%	0.05%	0.29%
Dividend payout ratio	24.24%	17.44%	23.08%	20.39%	31.58%
Per Common Share
Earnings per common share - basic	$0.67	$0.87	$0.66	$1.54	$0.97
Earnings per common share - diluted	$0.66	$0.86	$0.65	$1.52	$0.95
Dividends declared per common share	$0.16	$0.15	$0.15	$0.31	$0.30
Tangible book value per common share (1)	$16.89	$15.95	$15.30
Average common shares outstanding - basic	17,194	17,145	17,111	17,170	17,091
Average common shares outstanding - diluted	17,497	17,465	17,445	17,482	17,425
Other Data
Retirement and benefit services assets under administration/management	$36,964,961	$34,774,650	$30,093,095
Wealth management assets under administration/management	3,538,959	3,357,530	2,957,213
Mortgage originations	545,437	518,014	431,638	$1,063,451	$660,206
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2021	2021	2020	2021	2020
Selected Average Balance Sheet Data
Loans	$1,887,986	$1,945,437	$1,986,028	$1,916,553	$1,858,810
Investment securities	800,812	662,413	369,247	731,995	353,203
Assets	3,119,740	3,047,261	2,740,330	3,083,702	2,579,995
Deposits	2,677,258	2,615,579	2,329,192	2,646,588	2,177,726
Short-term borrowings	—	—	321	—	161
Long-term debt	58,996	25,677	58,747	42,429	58,751
Stockholders’ equity	339,439	334,188	301,719	336,830	298,221

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2021	2021	2020	2020
Selected Period End Balance Sheet Data
Loans	$1,835,312	$1,937,345	$1,979,375	$2,034,197
Allowance for loan losses	(33,764)	(33,758)	(34,246)	(27,256)
Investment securities	797,862	795,097	592,342	393,727
Assets	3,157,229	3,151,756	3,013,771	2,875,457
Deposits	2,710,940	2,717,573	2,571,993	2,453,153
Long-term debt	58,992	59,020	58,735	58,754
Total stockholders’ equity	344,391	329,234	330,163	305,732

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2021	2021	2020	2021	2020
Selected Income Statement Data
Net interest income	$21,140	$22,038	$20,091	$43,178	$38,928
Provision for loan losses	—	—	3,500	—	6,000
Noninterest income	36,748	40,881	38,230	77,629	65,419
Noninterest expense	42,550	43,042	39,734	85,592	76,460
Income before income taxes	15,338	19,877	15,087	35,215	21,887
Income tax expense	3,644	4,662	3,613	8,306	5,050
Net income	$11,694	$15,215	$11,474	$26,909	$16,837

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

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2020
Tangible common equity to tangible assets
Total common stockholders’ equity	$344,391	$329,234	$330,163	$305,732
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	23,680	24,768	25,919	16,411
Tangible common equity (a)	290,510	274,265	274,043	261,992
Total assets	3,157,229	3,151,756	3,013,771	2,875,457
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	23,680	24,768	25,919	16,411
Tangible assets (b)	3,103,348	3,096,787	2,957,651	2,831,717
Tangible common equity to tangible assets (a)/(b)	9.36%	8.86%	9.27%	9.25%
Tangible book value per common share
Total common stockholders’ equity	$344,391	$329,234	$330,163	$305,732
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	23,680	24,768	25,919	16,411
Tangible common equity (c)	290,510	274,265	274,043	261,992
Total common shares issued and outstanding (d)	17,198	17,190	17,125	17,120
Tangible book value per common share (c)/(d)	$16.89	$15.95	$16.00	$15.30

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2021	2020
Return on average tangible common equity
Net income	$11,694	$15,215	$11,474	$26,909	$16,837
Add: Intangible amortization expense (net of tax)	860	909	783	1,769	1,565
Net income, excluding intangible amortization (e)	12,554	16,124	12,257	28,678	18,402
Average total equity	339,439	334,188	301,719	336,830	298,221
Less: Average goodwill	30,201	30,201	27,329	30,201	27,329
Less: Average other intangible assets (net of tax)	19,123	19,995	13,345	19,556	13,737
Average tangible common equity (f)	290,115	283,992	261,045	287,073	257,155
Return on average tangible common equity (e)/(f)	17.36%	23.03%	18.88%	20.15%	14.39%
Net interest margin (tax-equivalent)
Net interest income	$21,140	$22,038	$20,091	$43,178	$38,928
Tax-equivalent adjustment	135	143	109	278	209
Tax-equivalent net interest income (g)	21,275	22,181	20,200	43,456	39,137
Average earning assets (h)	2,958,468	2,880,255	2,584,037	2,919,578	2,427,519
Net interest margin (tax-equivalent) (g)/(h)	2.88%	3.12%	3.14%	3.00%	3.24%
Efficiency ratio
Noninterest expense	$42,550	$43,042	$39,734	$85,592	$76,460
Less: Intangible amortization expense	1,088	1,151	991	2,239	1,981
Adjusted noninterest expense (i)	41,462	41,891	38,743	83,353	74,479
Net interest income	21,140	22,038	20,091	43,178	38,928
Noninterest income	36,748	40,881	38,230	77,629	65,419
Tax-equivalent adjustment	135	143	109	278	209
Total tax-equivalent revenue (j)	58,023	63,062	58,430	121,085	104,556
Efficiency ratio (i)/(j)	71.46%	66.43%	66.31%	68.84%	71.23%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2021 was $11.7 million, or $0.66 per diluted common share, a $220 thousand increase as compared to $11.5 million, or $0.65 per diluted common share, for the three months ended June 30, 2020. This small increase in net income was primarily due to an increase of $1.0 million in net interest income and a $3.5 million decrease in provision expense, partially offset by a $1.5 million decrease in noninterest income and a $2.8 million increase in noninterest expense. The increase in net interest income was primarily due to a $1.1 million increase in interest income from investment securities as a result of a change to a more liquid balance sheet mix. The increase in noninterest expense was primarily attributable to an increase in compensation expense related to the increase in mortgage originations.

Net income for the six months ended June 30, 2021 was $26.9 million, or $1.52 per diluted common share, a $10.1 million increase as compared to $16.8 million, or $0.95 per diluted common share for the six months ended June 30, 2020. The increase in net income was primarily due to a $12.2 million increase in noninterest income, a $4.3 million increase in net interest income and a $6.0 million decrease in provision expense, partially offset by a $9.1 million increase in noninterest expense. The increase in noninterest income was primarily due to a $6.8 million increase in mortgage banking revenue as a result of increased mortgage originations. We also had a $5.2 million increase in retirement and benefits revenue primarily driven by the revenue attributable to the acquisition of Retirement and Planning Services, Inc., (doing business as RPS Plan Administrators and 24HourFlex) and a $2.0 million increase in wealth management revenue primarily driven by organic growth and market increases in assets under administration/management.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2021 and 2020.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points in March 2020. We anticipate that our interest income will be significantly and adversely affected in future periods as a result of the COVID-19 pandemic, including as a result of the effects of lower interest rates.

Net interest income for the three months ended June 30, 2021 was $21.1 million, an increase of $1.0 million from $20.1 million for the three months ended June 30, 2020. The three months ended June 30, 2021 included a $2.0 million decrease in interest expense compared to the same period in 2020 partially offset by a $922 thousand decrease in interest income. The decrease in interest expense was primarily driven by a decrease of $1.7 million in deposit interest expense and a decrease of $319 thousand in interest expense on long-term debt. The decrease in deposit interest expense for the three months ended June 30, 2021, compared to the same period 2020 was driven primarily by a 44 basis point reduction in the average rate paid on interest-bearing deposits, partially offset by a $284.8 million increase in the average balance of interest-bearing deposits. The decrease in interest expense on long-term debt for the three months ended June 30, 2021, was primarily due to a 221 basis point decrease in the average rate paid on long-term debt as a result of refinancing our subordinated notes in the first quarter of 2021. The decrease in interest income was primarily driven by a $2.0 million decrease in interest income received from loans due to a decrease of $98.0 million in average balances coupled with a 20 basis point reduction in the average yield. Partially offsetting this decrease was a $1.1 million increase in interest income from investment securities primarily from a $431.6 million increase in the average balance of investment securities partially offset by a 65 basis point decrease in average yield.

Net interest income for the six months ended June 30, 2021 was $43.2 million, a $4.3 million increase, or 10.9%, from $38.9 million for the six months ended June 30, 2020. The change in net interest income was related to a $5.0 million decrease in interest expense partially offset by a $707 thousand decrease of interest income. The decrease in interest expense was primarily driven by a $4.0 million decrease in interest expense paid on deposits and a $908 thousand decrease in interest expense paid on long-term debt. The decrease in interest income was primarily due to a $2.0 million decrease on interest income from loans partially offset by a $1.8 million increase in interest income from investment securities.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended June 30, 2021 was 2.88%, compared to 3.14% for the same period in 2020. The decrease in net interest margin from the second quarter of 2020 was due to a 60 basis point lower average earning asset yield, partially offset by a 52 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to decreases of 65 basis points on the average rate on investment securities and 43 basis points on the average rate on loans held for sale. These decreases were largely driven by the low interest rate environment as well as a shift to a more liquid balance sheet mix as the average balance in interest-bearing deposits with banks increased $38.5 million and the average balance in investment securities increased $431.6 million. The decrease in the average rate paid on total interest-bearing liabilities was primarily due to a 44 basis point decrease in the average rate paid on interest-bearing deposits.

Our net interest margin (on a FTE basis) for the six months ended June 30, 2021 was 3.00%, compared to 3.24% for the same period in 2020. The change in net interest margin was primarily due to a 69 basis point decrease in average earning asset yield, partially offset by a 68 basis point decrease in the average rate paid on interest-bearing liabilities. Also contributing to the decrease in net interest margin was the change in balance sheet mix as we had increases of $29.8 million in interest-bearing deposits with banks and $378.8 million in investment securities.

As a result of the reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods. Any decrease in net interest income or net interest margin will be partially offset by the processing fees received from PPP financing, which fees are being deferred and recognized as an adjustment to interest income over the life of the loans.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, and average yields earned, and rates paid for the three and six months ended June 30, 2021 and 2020. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$191,695	$59	0.12%	$153,197	$62	0.16%
Investment securities (1)	800,812	3,192	1.60%	369,247	2,068	2.25%
Loans held for sale	71,447	402	2.26%	69,606	465	2.69%
Loans
Commercial:
Commercial and industrial	627,613	7,112	4.55%	739,816	7,582	4.12%
Real estate construction	42,511	454	4.28%	31,660	353	4.48%
Commercial real estate	568,827	5,256	3.71%	513,497	5,508	4.31%
Total commercial	1,238,951	12,822	4.15%	1,284,973	13,443	4.21%
Consumer
Residential real estate first mortgage	459,278	4,047	3.53%	459,789	4,681	4.09%
Residential real estate junior lien	129,544	1,479	4.58%	163,345	1,944	4.79%
Other revolving and installment	60,213	647	4.31%	77,921	884	4.56%
Total consumer	649,035	6,173	3.81%	701,055	7,509	4.31%
Total loans (1)	1,887,986	18,995	4.04%	1,986,028	20,952	4.24%
Federal Reserve/FHLB Stock	6,528	71	4.36%	5,959	68	4.59%
Total interest earning assets	2,958,468	22,719	3.08%	2,584,037	23,615	3.68%
Noninterest earning assets	161,272			156,293
Total assets	$3,119,740			$2,740,330
Interest-Bearing Liabilities
Interest-bearing demand deposits	$697,789	$252	0.14%	$534,733	$405	0.30%
Money market and savings deposits	1,015,358	364	0.14%	900,812	1,504	0.67%
Time deposits	208,338	290	0.56%	201,147	649	1.30%
Short-term borrowings	—	—	—%	321	—	—%
Long-term debt	58,996	538	3.66%	58,747	857	5.87%
Total interest-bearing liabilities	1,980,481	1,444	0.29%	1,695,760	3,415	0.81%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	755,773			692,500
Other noninterest-bearing liabilities	44,047			50,351
Stockholders’ equity	339,439			301,719
Total liabilities and stockholders’ equity	$3,119,740			$2,740,330
Net interest income		$21,275			$20,200
Net interest rate spread			2.79%			2.87%
Net interest margin on FTE basis (1)			2.88%			3.14%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$188,056	$112	0.12%	$158,274	$564	0.72%
Investment securities (1)	731,995	5,892	1.62%	353,203	4,124	2.35%
Loans held for sale	76,818	834	2.19%	51,372	719	2.81%
Loans
Commercial:
Commercial and industrial	651,143	14,975	4.64%	609,553	13,854	4.57%
Real estate construction	43,880	925	4.25%	29,191	687	4.73%
Commercial real estate	564,928	10,499	3.75%	510,831	11,331	4.46%
Total commercial	1,259,951	26,399	4.23%	1,149,575	25,872	4.53%
Consumer
Residential real estate first mortgage	458,584	8,294	3.65%	460,258	9,380	4.10%
Residential real estate junior lien	133,622	3,129	4.72%	168,390	4,172	4.98%
Other revolving and installment	64,396	1,388	4.35%	80,587	1,854	4.63%
Total consumer	656,602	12,811	3.93%	709,235	15,406	4.37%
Total loans (1)	1,916,553	39,210	4.13%	1,858,810	41,278	4.47%
Federal Reserve/FHLB Stock	6,156	135	4.42%	5,860	136	4.67%
Total interest earning assets	2,919,578	46,183	3.19%	2,427,519	46,821	3.88%
Noninterest earning assets	164,124			152,476
Total assets	$3,083,702			$2,579,995
Interest-Bearing Liabilities
Interest-bearing demand deposits	$670,462	$499	0.15%	$496,880	$933	0.38%
Money market and savings deposits	1,022,812	767	0.15%	852,325	3,582	0.85%
Time deposits	209,521	635	0.61%	200,117	1,435	1.44%
Short-term borrowings	—	—	—%	161	—	—%
Long-term debt	42,429	826	3.93%	58,751	1,734	5.94%
Total interest-bearing liabilities	1,945,224	2,727	0.28%	1,608,234	7,684	0.96%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	743,793			628,404
Other noninterest-bearing liabilities	57,855			45,136
Stockholders’ equity	336,830			298,221
Total liabilities and stockholders’ equity	$3,083,702			$2,579,995
Net interest income		$43,456			$39,137
Net interest rate spread			2.91%			2.92%
Net interest margin on FTE basis (1)			3.00%			3.24%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended June 30, 2021			Six months ended June 30, 2021
	Compared with			Compared with
	Three Months Ended June 30, 2020			Six months ended June 30, 2020
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$15	$(18)	$(3)	$106	$(558)	$(452)
Investment securities	2,421	(1,297)	1,124	4,414	(2,646)	1,768
Loans held for sale	12	(75)	(63)	355	(240)	115
Loans
Commercial:
Commercial and industrial	(1,153)	683	(470)	943	178	1,121
Real estate construction	121	(20)	101	345	(107)	238
Commercial real estate	595	(847)	(252)	1,196	(2,028)	(832)
Total commercial	(437)	(184)	(621)	2,484	(1,957)	527
Consumer
Residential real estate first mortgage	(5)	(629)	(634)	(34)	(1,052)	(1,086)
Residential real estate junior lien	(404)	(61)	(465)	(859)	(184)	(1,043)
Other revolving and installment	(201)	(36)	(237)	(372)	(94)	(466)
Total consumer	(610)	(726)	(1,336)	(1,265)	(1,330)	(2,595)
Total loans	(1,047)	(910)	(1,957)	1,219	(3,287)	(2,068)
Federal Reserve/FHLB Stock	7	(4)	3	7	(8)	(1)
Total interest income	1,408	(2,304)	(896)	6,101	(6,739)	(638)
Interest-bearing liabilities
Interest-bearing demand deposits	122	(275)	(153)	327	(761)	(434)
Money market and savings deposits	191	(1,331)	(1,140)	719	(3,534)	(2,815)
Time deposits	23	(382)	(359)	67	(867)	(800)
Short-term borrowings	—	—	—	—	—	—
Long-term debt	4	(323)	(319)	(481)	(427)	(908)
Total interest expense	340	(2,311)	(1,971)	632	(5,589)	(4,957)
Change in net interest income	$1,068	$7	$1,075	$5,469	$(1,150)	$4,319

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

We recorded no provision for loan losses for the three and six months ended June 30, 2021, a $3.5 million decrease compared to the provision for the three months ended June 30, 2020 and a $6.0 million decrease compared to the provision for the six months ended June 30, 2020. Management believes that no additional provision was necessary in the first and second quarters of 2021 due to declining loan balances and strong credit quality indicators.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Retirement and benefit services	$17,871	$13,710	$35,126	$29,930
Wealth management	5,138	4,112	10,124	8,158
Mortgage banking	12,287	17,546	29,419	22,591
Service charges on deposit accounts	330	297	668	720
Net gains (losses) on investment securities	—	1,294	114	1,294
Other	1,122	1,271	2,178	2,726
Total noninterest income	$36,748	$38,230	$77,629	$65,419
Noninterest income as a % of revenue	63.48%	65.55%	64.26%	62.69%

Total noninterest income for the three months ended June 30, 2021, was $36.7 million, a decrease of $1.5 million, or 3.9%, compared to $38.2 million for the three months ended June 30, 2020. The decrease in noninterest income was primarily driven by decreases of $5.3 million in mortgage banking revenue and $1.3 million in net gains on investment securities. These decreases were partially offset by a $4.2 million increase in retirement and benefit services revenue and a $1.0 million increase in wealth management revenue. The decrease in mortgage banking revenue was primarily due to an $11.5 million decrease in the change in fair value of the secondary market hedge primarily due to a reduction in the hedged pipeline, partially offset by a 56 basis point increase in the gain on sale margin. The increase in retirement and benefit services revenue was primarily due to organic growth and market increases in assets under administration/management, $1.4 million in revenue attributable to the acquisition of RPS and $693 thousand in document restatement fees. Wealth management revenue increased primarily due to organic growth and market increases in assets under administration/management.

Total noninterest income for the six months ended June 30, 2021, was $77.6 million, an increase of $12.2 million or 18.7%, compared to $65.4 million for the six months ended June 30, 2020. The change in noninterest income was primarily driven by increases of $6.8 million in mortgage banking revenue, $5.2 million in retirement and benefit services revenue and a $2.0 million increase in wealth management revenue. The increase in mortgage revenue was a result of the $403.2 million increase in mortgage originations, partially offset by a $10.0 million decrease in the change in fair value of the secondary market hedge. The increase in retirement and benefit services revenue was primarily driven by $2.7 million in revenue attributable to the acquisition of RPS as well as $807 thousand increase in document restatement fees. The increase in wealth management revenue was driven by market increases in assets under administration/management.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which will adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 63.5% for the three months ended June 30, 2021, compared to 65.6% for the three months ended June 30, 2020. The decrease was due to noninterest income decreasing by 3.9% while net interest income increased by 5.2%.

Noninterest income as a percentage of total operating revenue was 64.3% for the six months ended June 30, 2021, compared to 62.7% for the six months ended June 30, 2020. The increase was due to noninterest income increasing 18.7% while net interest income increased 10.9%.

See “NOTE 13 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Compensation	$24,309	$21,213	$48,007	$39,944
Employee taxes and benefits	5,572	4,747	11,385	10,055
Occupancy and equipment expense	1,918	2,612	4,149	5,104
Business services, software and technology expense	4,958	4,580	9,934	9,123
Intangible amortization expense	1,088	991	2,239	1,981
Professional fees and assessments	1,509	1,177	2,981	2,233
Marketing and business development	769	549	1,445	1,159
Supplies and postage	503	675	1,034	1,382
Travel	36	51	62	312
Mortgage and lending expenses	1,199	1,341	2,531	2,482
Other	689	1,798	1,825	2,685
Total noninterest expense	$42,550	$39,734	$85,592	$76,460

Total noninterest expense for the three months ended June 30, 2021 was $42.6 million, an increase of $2.8 million, or 7.1%, compared to $39.7 million for the three months ended June 30, 2020. The increase in noninterest expense was driven by increases of $3.1 million in compensation expense and $825 thousand in employee taxes and benefits, partially offset by decreases of $1.1 million in other noninterest expense and $694 thousand in occupancy and equipment expense. The increases in compensation expense as well as employee taxes and benefits are due to increases in mortgage originations and the related compensation and incentives. The decreases in occupancy and equipment expense are attributable to the termination of facility leases. The decrease in other noninterest expense is a result of a $919 thousand decrease in the provision for unfunded commitments.

Total noninterest expense for the six months ended June 30, 2021 was $85.6 million, an increase of $9.1 million or 11.9%, compared to $76.5 million for the six months ended June 30, 2020. The increase in noninterest expense was primarily driven by increases of $8.1 million in compensation expense, $1.3 million in employee taxes and benefits and $811 thousand in business services, software and technology expense, partially offset by decreases of $955 thousand in occupancy and equipment expense and $860 thousand in other noninterest expense. The changes in compensation, employee and benefits, and occupancy and equipment expenses were similar to the changes stated previously. The increase in business services, software technology expense was primarily due to increased expenses in digital engagement. The decrease in other noninterest expense was primarily driven by a $1.1 million decrease in the provision for unfunded commitments.

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

For the three months ended June 30, 2021, we recognized income tax expense of $3.6 million on $15.3 million of pre-tax income, resulting in an effective tax rate of 23.7%, compared to income tax expense of $3.6 million on $15.1 million of pre-tax income for the three months ended June 30, 2020, resulting in an effective tax rate of 24.0%.

For the six months ended June 30, 2021, we recognized income tax expense of $8.3 million on $35.2 million of pre-tax income, resulting in an effective tax rate of 23.5%, compared to income tax expense of $5.1 million on $21.9 million of pre-tax income for the six months ended June 30, 2020, resulting in an effective tax rate of 23.1%.

Financial Condition

Overview

Total assets were $3.2 billion as of June 30, 2021, an increase of $143.5 million, or 4.8%, as compared to December 31, 2020. The increase in total assets was primarily due to increases of $205.5 million in investment securities and $142.5 million in cash and cash equivalents, partially offset by decreases of $55.6 million in loans held for sale and $144.1 million in loans held for investment.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of June 30, 2021, the portfolio mix was 31.2% commercial and industrial, 30.9% commercial real estate, 32.8% residential real estate and 5.1% in other categories. Commercial and industrial loans included $165.0 million of PPP loans as of June 30, 2021.

The following table presents the composition of total loans outstanding by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$572,734	31.2%	$691,858	35.0%	$(119,124)	(17.2)%
Real estate construction	36,549	2.0%	44,451	2.2%	(7,902)	(17.8)%
Commercial real estate	567,987	30.9%	563,007	28.5%	4,980	0.9%
Total commercial	1,177,270	64.1%	1,299,316	65.7%	(122,046)	(9.4)%
Consumer
Residential real estate first mortgage	470,822	25.7%	463,370	23.4%	7,452	1.6%
Residential real estate junior lien	130,180	7.1%	143,416	7.2%	(13,236)	(9.2)%
Other revolving and installment	57,040	3.1%	73,273	3.7%	(16,233)	(22.2)%
Total consumer	658,042	35.9%	680,059	34.3%	(22,017)	(3.2)%
Total loans	$1,835,312	100.0%	$1,979,375	100.0%	$(144,063)	(7.3)%
(1)	Included PPP loans of $165.0 million at June 30, 2021 and $268.4 million at December 31, 2020.

Total loans outstanding were $1.84 billion as of June 30, 2021, a decrease of $144.1 million, or 7.3%, from December 31, 2020. The decrease was primarily due to decreases of $119.1 million in commercial and industrial, $7.9 million in our real estate construction and $22.0 in our consumer loan portfolios, partially offset by a $5.0 million increase in our commercial real estate loan portfolio. Excluding PPP loans, the commercial portfolio decreased by $18.6 million, or 1.8%, from December 31, 2020.

Consistent with regulatory guidance urging banks to work with borrowers during the COVID-19 pandemic and as outlined in the CARES Act, the Company offered a payment deferral program for its lending clients that were adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of June 30, 2021, the Company had executed 584 of these deferrals representing $154.5 million. Of those loans, 12 loans with a total outstanding principal balance of $5.3 million have been granted second deferrals, 4 loans with a total outstanding principal balance of $653 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of higher levels of liquidity and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2021.

	June 30, 2021
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$155,907	$359,328	$57,499	$572,734
Real estate construction	3,095	12,658	20,796	36,549
Commercial real estate	40,180	222,456	305,351	567,987
Total commercial	199,182	594,442	383,646	1,177,270
Consumer
Residential real estate first mortgage	12,201	16,472	442,149	470,822
Residential real estate junior lien	11,231	34,139	84,810	130,180
Other revolving and installment	7,382	42,778	6,880	57,040
Total consumer	30,814	93,389	533,839	658,042
Total loans	$229,996	$687,831	$917,485	$1,835,312
Sensitivity of loans to changes in interest rates
Fixed interest rates		$561,388	$474,306
Floating interest rates		126,443	443,179
Total		$687,831	$917,485

As of June 30, 2021, 63.1% of the loan portfolio bore interest at fixed rates and 36.9% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial	$11,389	$22,256
Real estate construction	—	—
Commercial real estate	25,570	29,274
Total commercial	36,959	51,530
Consumer
Residential real estate first mortgage	1,785	2,149
Residential real estate junior lien	1,519	2,955
Other revolving and installment	13	37
Total consumer	3,317	5,141
Total loans	$40,276	$56,671
Criticized loans as a percent of total loans	2.19%	2.86%

The following table presents information regarding nonperforming assets as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$6,960	$5,050
Accruing loans 90+ days past due	—	30
Total nonperforming loans	6,960	5,080
OREO and repossessed assets	858	63
Total nonperforming assets	7,818	5,143
Total restructured accruing loans	751	3,427
Total nonperforming assets and restructured accruing loans	$8,569	$8,570
Nonperforming loans to total loans	0.38%	0.26%
Nonperforming assets to total assets	0.25%	0.17%
Allowance for loan losses to nonperforming loans	485%	674%

Interest income lost on nonaccrual loans approximated $32 thousand and $159 thousand for the three months ended June 30, 2021, and 2020, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended June 30, 2021 and 2020.

Interest income lost on nonaccrual loans approximated $112 thousand and $314 thousand for the six months ended June 30, 2021, and 2020, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2021 and 2020.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance—beginning of period	$33,758	$27,019	$34,246	$23,924
Commercial loan charge-offs
Commercial and Industrial	(273)	(2,703)	(477)	(2,735)
Real estate construction	—	—	—	—
Commercial real estate	—	(865)	(536)	(865)
Total commercial loan charge-offs	(273)	(3,568)	(1,013)	(3,600)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	(12)	—	(12)
Other revolving and installment	(49)	(86)	(93)	(153)
Total consumer loan charge-offs	(49)	(98)	(93)	(165)
Total loan charge-offs	(322)	(3,666)	(1,106)	(3,765)
Commercial loan recoveries
Commercial and Industrial	275	321	445	914
Real estate construction	—	—	—	—
Commercial real estate	1	—	4	—
Total commercial recoveries	276	321	449	914
Consumer loan recoveries
Residential real estate first mortgage	—	5	—	5
Residential real estate junior lien	14	57	97	94
Other revolving and installment	38	20	78	84
Total consumer loan recoveries	52	82	175	183
Total loan recoveries	328	403	624	1,097
Net loan charge-offs (recoveries)	(6)	3,263	482	2,668
Commercial loan provision
Commercial and Industrial	(869)	278	(553)	348
Real estate construction	(11)	109	(71)	140
Commercial real estate	(913)	2,537	(636)	4,125
Total commercial loan provision	(1,793)	2,924	(1,260)	4,613
Consumer loan provision
Residential real estate first mortgage	129	459	402	1,220
Residential real estate junior lien	99	32	(69)	349
Other revolving and installment	(81)	171	(164)	263
Total consumer loan provision	147	662	169	1,832
Unallocated provision expense	1,646	(86)	1,091	(445)
Total loan loss provision	—	3,500	—	6,000
Balance—end of period	$33,764	$27,256	$33,764	$27,256
Total loans	$1,835,312	$2,034,197	$1,835,312	$2,034,197
Average total loans	1,887,986	1,986,028	1,916,553	1,858,810
Allowance for loan losses to total loans	1.84%	1.34%	1.84%	1.34%
Net charge-offs/(recoveries) to average total loans (annualized)	—%	0.66%	0.05%	0.29%

The allowance for loan losses was $33.8 million as of June 30, 2021, compared to $34.2 million as of December 31, 2020. The $482 thousand decrease in the allowance for loan losses was due to net charge-offs as there was no additional provision expense taken during the period. As of June 30, 2021, the allowance for loan losses represented 1.84% of total loans. Excluding PPP loans, the ratio of allowance for loan losses to total loans was 2.02% at June 30, 2021, compared to 2.00% as of December 31, 2020.

Based on current economic indicators, the Company maintained the economic factors within the allowance for loan losses evaluation. We believe our credit quality may decline and loan defaults may increase as a result of COVID-19.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	June 30, 2021		December 31, 2020
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,620	31.2%	$10,205	35.0%
Real estate construction	587	2.0%	658	2.2%
Commercial real estate	12,937	30.9%	14,105	28.5%
Residential real estate first mortgage	6,176	25.7%	5,774	23.4%
Residential real estate junior lien	1,401	7.1%	1,373	7.2%
Other revolving and installment	574	3.1%	753	3.7%
Unallocated	2,469	—%	1,378	—%
Total loans	$33,764	100.0%	$34,246	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.7 million as of June 30, 2021, a decrease of $143 thousand, as compared to December 31, 2020.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $66.9 million as of June 30, 2021, a decrease of $55.6 million, as compared to December 31, 2020. The decrease in loans held for sale was primarily due to a decrease in mortgage originations. Mortgage loan originations totaled $545.4 million for the three months ended June 30, 2021, compared to $607.2 million for the three months ended December 31, 2020.

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. In the second quarter of 2021, we transferred our investment securities of obligations of state and political agencies from available-for-sale to held-to-maturity to protect capital and reduce volatility in other comprehensive income due to market value changes.

The following table presents the fair value composition of our investment securities portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	5,660	0.7%	5,907	1.0%	$(247)	(4.2)%
Obligations of state and political agencies	—	—%	153,773	26.0%	(153,773)	(100.0)%
Mortgage backed securities
Residential Agency	509,843	64.0%	306,719	51.8%	203,124	66.2%
Commercial	100,088	12.5%	94,978	16.0%	5,110	5.4%
Asset backed securities	72	—%	115	—%	(43)	(37.4)%
Corporate bonds	35,883	4.5%	30,850	5.2%	5,033	16.3%
Total available-for-sale investment securities	651,546	81.7%	592,342	100.0%	59,204	10.0%
Held-to-maturity
Obligations of state and political agencies	146,316	18.3%	—	—%	146,316	—%
Total held-to-maturity investment securities	146,316	18.3%	—	—%	146,316	—%
Total investment securities	$797,862	100.0%	$592,342	100.0%	$205,520	34.7%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of June 30, 2021
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,418	0.92%	$4,242	0.71%
Mortgage backed securities
Residential Agency	—	—%	3,100	2.64%	15,790	2.12%	490,953	1.21%
Commercial	—	—%	—	—%	36,795	2.80%	63,293	2.56%
Asset backed securities	—	—%	—	—%	—	—%	72	5.02%
Corporate bonds	—	—%	—	—%	35,883	4.29%	—	—%
Total available-for-sale investment securities	$—	—%	$3,100	2.64%	$89,886	3.25%	$558,560	1.36%
Held-to-maturity
Obligations of state and political agencies	$5,142	0.28%	$28,745	0.80%	$77,812	1.64%	$36,586	2.09%
Total held-to-maturity investment securities	5,142	0.28%	28,745	0.80%	77,812	1.64%	36,586	2.09%
Total investment securities	$5,142	0.28%	$31,845	0.98%	$167,698	2.50%	$595,146	1.40%

Deposits

Total deposits were $2.71 billion as of June 30, 2021, an increase of $138.9 million, or 5.4%, from December 31, 2020. Interest-bearing deposits increased $134.8 million while noninterest-bearing deposits increased $4.1 million. Key drivers included inflows from government stimulus programs and higher depositor balances due to the uncertain economic environment and volatile financial markets. The increase in interest-bearing deposits included increases of $117.1 million in interest-bearing demand deposits and $21.2 million in money market accounts and savings accounts, partially offset by a decrease of $3.5 million in time deposits. Although overall deposits increased, we saw that within interest-bearing and noninterest-bearing deposits, synergistic deposits decreased $44.0 million from our retirement and benefit services and wealth management segments. As of June 30, 2021, the total sourced deposits outside of our branch footprint was $551.6 million. Excluding synergistic deposits, commercial transaction deposits increased $113.9 million, or 10.3%, while consumer transaction deposits increased $75.8 million, or 11.8%, since December 31, 2020.

The following table presents the composition of our deposit portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$758,820	28.0%	$754,716	29.3%	$4,104	0.5%
Interest-bearing demand	736,043	27.2%	618,900	24.1%	117,143	18.9%
Money market and savings	1,010,268	37.2%	989,039	38.5%	21,229	2.1%
Time deposits	205,809	7.6%	209,338	8.1%	(3,529)	(1.7)%
Total deposits	$2,710,940	100.0%	$2,571,993	100.0%	$138,947	5.4%

The following table presents the average balances and rates of our deposit portfolio for the three months ended June 30, 2021 and 2020:

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$755,773	—%	$692,500	—%
Interest-bearing demand	697,789	0.14%	534,733	0.30%
Money market and savings	1,015,358	0.14%	900,812	0.67%
Time deposits	208,338	0.56%	201,147	1.30%
Total deposits	$2,677,258	0.14%	$2,329,192	0.44%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

June 30,
(dollars in thousands)	2021
Maturing in:
3 months or less	$47,278
3 months to 6 months	66,820
6 months to 1 year	5,263
1 year or greater	7,724
Total	$127,085

Borrowings

Borrowings as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Subordinated notes	50,000	84.8%	49,688	84.6%
Junior subordinated debentures	8,673	14.7%	8,617	14.7%
Finance lease liability	319	0.5%	430	0.7%
Total borrowed funds	$58,992	100.0%	$58,735	100.0%

In the first quarter of 2021, we redeemed our previously issued subordinated debt with an initial fixed rate of 5.75% and issued new subordinated debt to the Bank of North Dakota with an initial fixed rate of 3.50%.

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $14.2 million to $344.4 million as of June 30, 2021, compared to $330.2 million as of December 31, 2020. The increase in stockholders' equity was primarily driven by $26.9 million in net income, partially offset by $5.4 million in dividends declared on common stock and an $8.1 million decrease in accumulated other comprehensive income. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 9.36% as of June 30, 2021, from 9.27% as of December 31, 2020. Tangible common equity to tangible assets would have been 9.89% as of June 30, 2021 and 10.19% as of December 31, 2020, if PPP loans were excluded.

We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize stockholder value. Capital adequacy is assessed against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk, and that common equity has the greatest capacity to absorb unexpected loss.

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

At June 30, 2021 and December 31, 2020, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of June 30, 2021 and December 31, 2019:

	June 30,	December 31,
Capital Ratios	2021	2020
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	14.30%	12.75%
Tier 1 capital to risk weighted assets	14.71%	13.15%
Total capital to risk weighted assets	18.43%	16.79%
Tier 1 capital to average assets	9.62%	9.24%
Tangible common equity to tangible assets (1)	9.36%	9.27%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.57%	12.10%
Tier 1 capital to risk weighted assets	13.57%	12.10%
Total capital to risk weighted assets	14.82%	13.36%
Tier 1 capital to average assets	8.98%	8.50%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of June 30, 2021, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 16 Regulatory Matters” to the consolidated financial statements for additional information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of June 30, 2021.

	June 30, 2021
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$1,664	$2,728	$737	$326	$5,455
Time deposits	182,120	14,069	7,022	2,598	205,809
Subordinated notes payable	—	—	—	50,000	50,000
Junior subordinated debenture (Trust I)	—	—	—	3,470	3,470
Junior subordinated debenture (Trust II)	—	—	—	5,203	5,203
Finance lease liability	251	84	—	—	335
Total contractual obligations	$184,035	$16,881	$7,759	$61,597	$270,272

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of June 30, 2021 and December 31, 2020, was as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$610,448	$611,140
Standby letters of credit	6,406	6,510
Total	$616,854	$617,650

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

As of June 30, 2021, we had on balance sheet liquidity of $870.5 million, compared to $511.1 million as of December 31, 2020. On balance sheet liquidity includes total due from banks, federal funds sold, interest-bearing deposits with banks, unencumbered securities available-for-sale, and over collateralized securities pledging positions.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2021, we had no outstanding fed funds purchased from the FHLB and $938.7 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $645.6 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of June 30, 2021 and December 31, 2020.

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

The estimated impact on our net interest income as of June 30, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2021		December 31, 2020
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	6.3%	5.9%	10.2%	7.3%
+300 basis points	4.6%	2.3%	7.9%	3.2%
+200 basis points	2.8%	−1.3%	5.5%	−1.0%
+100 basis points	1.2%	−4.9%	3.2%	−5.3%
−100 basis points	−7.1%	−21.0%	−4.9%	−18.8%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of June 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates.

	June 30,	December 31,
	2021	2020
+400 basis points	−7.1%	12.1%
+300 basis points	−3.4%	12.6%
+200 basis points	−0.3%	11.9%
+100 basis points	1.8%	9.5%
−100 basis points	−36.7%	−51.0%
−200 basis points	N/A %	N/A %

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2021.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased	per Share	Announced Plans	Under the Plan (1)
April	—	$—	—	770,000
May	—	—	—	770,000
June	—	—	—	770,000
Total	—	$—	—	770,000
(1)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through June 30, 2021, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

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

ALERUS FINANCIAL CORPORATION

Date: August 5, 2021	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)