Form 10-Q
period 2021-09-30
ALERUS FINANCIAL CORP
filed 2021-11-04
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding at October 31, 2021 was 17,208,077.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2021	2020
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$159,454	$172,962
Investment securities
Available-for-sale, at fair value	655,282	592,342
Held-to-maturity, at carrying value	362,586	—
Loans held for sale	60,912	122,440
Loans	1,800,386	1,979,375
Allowance for loan losses	(32,066)	(34,246)
Net loans	1,768,320	1,945,129
Land, premises and equipment, net	18,403	20,289
Operating lease right-of-use assets	3,821	6,918
Accrued interest receivable	8,836	9,662
Bank-owned life insurance	32,954	32,363
Goodwill	30,201	30,201
Other intangible assets	22,593	25,919
Servicing rights	1,776	1,987
Deferred income taxes, net	11,609	9,409
Other assets	38,422	44,150
Total assets	$3,175,169	$3,013,771
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$797,062	$754,716
Interest-bearing	1,916,026	1,817,277
Total deposits	2,713,088	2,571,993
Long-term debt	58,963	58,735
Operating lease liabilities	4,428	7,861
Accrued expenses and other liabilities	45,495	45,019
Total liabilities	2,821,974	2,683,608
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,208,077 and 17,125,270 issued and outstanding	17,208	17,125
Additional paid-in capital	91,783	90,237
Retained earnings	243,638	212,163
Accumulated other comprehensive income (loss)	566	10,638
Total stockholders’ equity	353,195	330,163
Total liabilities and stockholders’ equity	$3,175,169	$3,013,771

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans, including fees	$18,888	$21,962	$58,779	$63,876
Investment securities
Taxable	3,249	1,973	8,547	5,497
Exempt from federal income taxes	225	238	694	712
Other	185	116	432	816
Total interest income	22,547	24,289	68,452	70,901
Interest Expense
Deposits	880	1,683	2,781	7,633
Long-term debt	535	841	1,361	2,575
Total interest expense	1,415	2,524	4,142	10,208
Net interest income	21,132	21,765	64,310	60,693
Provision for loan losses	(2,000)	3,500	(2,000)	9,500
Net interest income after provision for loan losses	23,132	18,265	66,310	51,193
Noninterest Income
Retirement and benefit services	18,031	15,104	53,157	45,034
Wealth management	5,295	4,486	15,419	12,644
Mortgage banking	11,116	22,269	40,535	44,860
Service charges on deposit accounts	357	355	1,025	1,075
Net gains (losses) on investment securities	11	1,428	125	2,722
Other	1,230	1,614	3,408	4,340
Total noninterest income	36,040	45,256	113,669	110,675
Noninterest Expense
Compensation	23,291	22,740	71,298	62,684
Employee taxes and benefits	5,058	5,033	16,443	15,088
Occupancy and equipment expense	2,063	2,511	6,212	7,615
Business services, software and technology expense	5,332	4,378	15,266	13,501
Intangible amortization expense	1,088	990	3,327	2,971
Professional fees and assessments	1,503	1,070	4,484	3,303
Marketing and business development	865	929	2,310	2,088
Supplies and postage	549	248	1,583	1,630
Travel	174	26	236	338
Mortgage and lending expenses	1,231	1,434	3,762	3,916
Other	887	855	2,712	3,540
Total noninterest expense	42,041	40,214	127,633	116,674
Income before income taxes	17,131	23,307	52,346	45,194
Income tax expense	4,064	5,648	12,370	10,698
Net income	$13,067	$17,659	$39,976	$34,496
Per Common Share Data
Basic earnings per common share	$0.75	$1.01	$2.29	$1.98
Diluted earnings per common share	$0.74	$0.99	$2.26	$1.94
Dividends declared per common share	$0.16	$0.15	$0.47	$0.45
Average common shares outstanding	17,205	17,121	17,182	17,101
Diluted average common shares outstanding	17,499	17,453	17,488	17,435

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$13,067	$17,659	$39,976	$34,496
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(2,496)	2,459	(13,101)	14,212
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(106)	—	(221)	—
Reclassification adjustment for losses (gains) realized in income	(11)	(1,428)	(125)	(2,722)
Total other comprehensive income (loss), before tax	(2,613)	1,031	(13,447)	11,490
Income tax expense (benefit) related to items of other comprehensive income	(656)	259	(3,375)	2,883
Other comprehensive income (loss), net of tax	(1,957)	772	(10,072)	8,607
Total comprehensive income	$11,110	$18,431	$29,904	$43,103

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391
Net income	—	—	13,067	—	13,067
Other comprehensive income (loss)	—	—	—	(1,957)	(1,957)
Common stock repurchased	(2)	(23)	(50)	—	(75)
Common stock dividends	—	—	(2,776)	—	(2,776)
Stock-based compensation expense	—	545	—	—	545
Vesting of restricted stock	12	(12)	—	—	—
Balance as of September 30, 2021	$17,208	$91,783	$243,638	$566	$353,195

	Nine months ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	39,976	—	39,976
Other comprehensive income (loss)	—	—	—	(10,072)	(10,072)
Common stock repurchased	(18)	(157)	(346)	—	(521)
Common stock dividends	—	—	(8,155)	—	(8,155)
Share‑based compensation expense	8	1,796	—	—	1,804
Vesting of restricted stock	93	(93)	—	—	—
Balance as of September 30, 2021	$17,208	$91,783	$243,638	$566	$353,195

	Three months ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2020	$17,120	$89,313	$189,528	$9,771	$305,732
Net income	—	—	17,659	—	17,659
Other comprehensive income (loss)	—	—	—	772	772
Common stock repurchased	—	(29)	(7)	—	(36)
Common stock dividends	—	—	(2,599)	—	(2,599)
Stock-based compensation expense	—	475	—	—	475
Vesting of restricted stock	2	(2)	—	—	—
Balance as of September 30, 2020	$17,122	$89,757	$204,581	$10,543	$322,003

	Nine months ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$285,728
Net income	—	—	34,496	—	34,496
Other comprehensive income (loss)	—	—	—	8,607	8,607
Common stock repurchased	(15)	(140)	(217)	—	(372)
Common stock dividends	—	—	(7,790)	—	(7,790)
Share‑based compensation expense	14	1,320	—	—	1,334
Vesting of restricted stock	73	(73)	—	—	—
Balance as of September 30, 2020	$17,122	$89,757	$204,581	$10,543	$322,003

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Operating Activities
Net income	$39,976	$34,496
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	1,176	(3,620)
Provision for loan losses	(2,000)	9,500
Depreciation and amortization	6,726	6,657
Amortization and accretion of premiums/discounts on investment securities	2,506	1,140
Amortization of operating lease right-of-use assets	(40)	(18)
Stock-based compensation	1,804	1,334
Increase in value of bank-owned life insurance	(591)	(595)
Realized loss (gain) on sale of fixed assets	(62)	—
Realized loss (gain) on derivative instruments	6,612	(3,282)
Realized loss (gain) on loans sold	(39,940)	(37,220)
Realized loss (gain) on sale of foreclosed assets	(203)	(26)
Realized loss (gain) on sale of investment securities	(125)	(2,722)
Realized loss (gain) on servicing rights	(369)	574
Net change in:
Loans held for sale	101,482	(27,325)
Accrued interest receivable	826	(1,648)
Other assets	(1,951)	(2,842)
Accrued expenses and other liabilities	1,913	5,754
Net cash provided (used) by operating activities	117,740	(19,843)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	13,189	74,630
Proceeds from maturities of investment securities available-for-sale	91,240	39,208
Purchases of investment securities available-for-sale	(331,785)	(285,830)
Proceeds from sales or calls of investment securities held-to-maturity	1,763	—
Proceeds from maturities of investment securities held-to-maturity	2,681	—
Purchases of investment securities held-to-maturity	(218,443)	—
Net (increase) decrease in equity securities	—	2,808
Net (increase) decrease in loans	177,675	(339,758)
Purchases of premises and equipment	(845)	(2,761)
Proceeds from sales of foreclosed assets	539	555
Net cash provided (used) by investing activities	(263,986)	(511,148)
Financing Activities
Net increase (decrease) in deposits	141,095	491,054
Repayments of long-term debt	(49,861)	(156)
Proceeds from the issuance of subordinated debt	50,000	—
Cash dividends paid on common stock	(7,975)	(7,790)
Repurchase of common stock	(521)	(372)
Net cash provided (used) by financing activities	132,738	482,736
Net change in cash and cash equivalents	(13,508)	(48,255)
Cash and cash equivalents at beginning of period	172,962	144,006
Cash and cash equivalents at end of period	$159,454	$95,751

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
Supplemental Cash Flow Disclosures	2021	2020
Cash paid for:
Interest	$3,498	$9,838
Income taxes	12,075	11,041
Non-cash information
Loan collateral transferred to foreclosed assets	1,135	531
Unrealized gain (loss) on investment securities available-for-sale	(9,851)	8,607
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(221)	—
Investment securities transferred to held-to-maturity	149,191	—
Right-of-use assets obtained in exchange for new operating leases	—	1,531

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

Other Information

As of September 30, 2021, the Coronavirus Disease, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans, and many of these effects are continuing. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines has encouraged greater economic activity. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold as the year progresses.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2021.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the Accounting Standards Codification, or ASC, related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4, and 5 are conforming amendments and for public business entities effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. The Company will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses and fair value of for held-to-maturity as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,382	$87	$—	$5,469
Mortgage backed securities
Residential agency	523,743	2,219	(7,490)	518,472
Commercial	91,336	3,582	—	94,918
Asset backed securities	61	3	—	64
Corporate bonds	35,038	1,321	—	36,359
Total available-for-sale investment securities	655,560	7,212	(7,490)	655,282
Held-to-maturity
Obligations of state and political agencies	145,172	1,530	(29)	146,673
Mortgage backed securities
Residential agency	217,414	55	(602)	216,867
Total held-to-maturity investment securities	362,586	1,585	(631)	363,540
Total investment securities	$1,018,146	$8,797	$(8,121)	$1,018,822

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,926	$—	$(19)	$5,907
Obligations of state and political agencies	148,491	5,282	—	153,773
Mortgage backed securities
Residential agency	303,760	3,395	(436)	306,719
Commercial	89,300	5,678	—	94,978
Asset backed securities	109	6	—	115
Corporate bonds	30,552	388	(90)	30,850
Total available-for-sale investment securities	$578,138	$14,749	$(545)	$592,342

On April 1, 2021, the Company transferred its debt securities consisting of obligations of state and political agencies with a fair value of $149.2 million and a net unrealized gain of $1.3 million from available-for-sale to held-to-maturity.

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(7,416)	340,254	(74)	9,057	(7,490)	349,311
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	—	—	—	—	—	—
Total available-for-sale investment securities	(7,416)	340,254	(74)	9,059	(7,490)	349,313
Held-to-maturity
Obligations of state and political agencies	(29)	22,550	—	—	(29)	22,550
Mortgage backed securities
Residential agency	(602)	80,145			(602)	80,145
Total held-to-maturity investment securities	(631)	102,695	—	—	(631)	102,695
Total investment securities	$(8,047)	$442,949	(74)	9,059	(8,121)	452,008

	December 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(10)	$4,509	$(9)	$1,309	$(19)	$5,818
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	(432)	68,494	(4)	2,356	(436)	70,850
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(90)	16,454	—	—	(90)	16,454
Total available-for-sale investment securities	$(532)	$89,457	$(13)	$3,667	$(545)	$93,124

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

For the three and nine months ended September 30, 2021 and 2020, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2021, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$4,690	$4,690	$—	$—
Due after one year through five years	34,282	34,359	3,270	3,376
Due after five years through ten years	75,197	76,120	83,891	87,330
Due after 10 years	248,417	248,371	568,399	564,576
Total investment securities	$362,586	$363,540	$655,560	$655,282

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $165.5 million and $160.8 million were pledged as of September 30, 2021 and December 31, 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and nine months ended September 30, 2021 and 2020, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds	$—	$35,125	$13,189	$74,630
Realized gains	—	1,428	114	2,722
Realized losses	—	—	—	—

Proceeds from the sale or call of held-to-maturity investment securities, for the three and nine months ended September 30, 2021 and 2020, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds	$348	$—	$1,763	$—
Realized gains	11	—	11	—
Realized losses	—	—	—	—

During the three and nine months ended September 30, 2021, the Company sold one held-to-maturity security with an amortized cost of $330 thousand. Proceeds from the sale totaled $348 thousand, resulting in realized gains of $11 thousand. For this sale of a held-to-maturity security, the Company received evidence of a significant deterioration of the issuer’s creditworthiness. There were no sales of held-to-maturity securities during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Federal Reserve	$2,675	$2,675
FHLB	3,827	3,090

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2021, the conversion ratio was 1.6228. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,236 Class A equivalents) that the Company owned as of September, 2021 and December 31, 2020, are carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial (1)	$506,599	$691,858
Real estate construction	37,751	44,451
Commercial real estate	573,518	563,007
Total commercial	1,117,868	1,299,316
Consumer
Residential real estate first mortgage	501,339	463,370
Residential real estate junior lien	130,243	143,416
Other revolving and installment	50,936	73,273
Total consumer	682,518	680,059
Total loans	$1,800,386	$1,979,375
(1)	Included Paycheck Protection Program, or PPP, loans of $103.5 million at September 30, 2021 and $268.4 million at December 31, 2020.

Total loans included net deferred loan fees and costs of $2.4 million and $4.7 million at September 30, 2021 and December 31, 2020, respectively. Deferred loan fees on PPP loans were $2.9 million at September 30, 2021 and $4.3 million at December 31, 2020.

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$504,309	$657	$—	$1,633	$506,599
Real estate construction	37,751	—	—	—	37,751
Commercial real estate	569,209	—	—	4,309	573,518
Total commercial	1,111,269	657	—	5,942	1,117,868
Consumer
Residential real estate first mortgage	500,350	876	—	113	501,339
Residential real estate junior lien	129,521	552	—	170	130,243
Other revolving and installment	50,735	197	—	4	50,936
Total consumer	680,606	1,625	—	287	682,518
Total loans	$1,791,875	$2,282	$—	$6,229	$1,800,386

	December 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,340	$500	$30	$1,988	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	558,127	2,449	—	2,431	563,007
Total commercial	1,291,918	2,949	30	4,419	1,299,316
Consumer
Residential real estate first mortgage	461,179	1,752	—	439	463,370
Residential real estate junior lien	143,060	191	—	165	143,416
Other revolving and installment	73,128	118	—	27	73,273
Total consumer	677,367	2,061	—	631	680,059
Total loans	$1,969,285	$5,010	$30	$5,050	$1,979,375

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$498,201	$1,777	$6,374	$247	$506,599
Real estate construction	37,751	—	—	—	37,751
Commercial real estate	553,492	2,316	17,710	—	573,518
Total commercial	1,089,444	4,093	24,084	247	1,117,868
Consumer
Residential real estate first mortgage	499,497	—	1,842	—	501,339
Residential real estate junior lien	129,303	—	940	—	130,243
Other revolving and installment	50,932	—	4	—	50,936
Total consumer	679,732	—	2,786	—	682,518
Total loans	$1,769,176	$4,093	$26,870	$247	$1,800,386

	December 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$669,602	$5,415	$16,841	$—	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	533,733	6,686	22,588	—	563,007
Total commercial	1,247,786	12,101	39,429	—	1,299,316
Consumer
Residential real estate first mortgage	461,221	1,406	743	—	463,370
Residential real estate junior lien	140,461	1,819	1,136	—	143,416
Other revolving and installment	73,236	—	37	—	73,273
Total consumer	674,918	3,225	1,916	—	680,059
Total loans	$1,922,704	$15,326	$41,345	$—	$1,979,375

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,620	$(825)	$(747)	$1,052	$9,100
Real estate construction	587	92	—	—	679
Commercial real estate	12,937	(413)	—	—	12,524
Total commercial	23,144	(1,146)	(747)	1,052	22,303
Consumer
Residential real estate first mortgage	6,176	625	—	—	6,801
Residential real estate junior lien	1,401	6	—	16	1,423
Other revolving and installment	574	(32)	(46)	27	523
Total consumer	8,151	599	(46)	43	8,747
Unallocated	2,469	(1,453)	—	—	1,016
Total	$33,764	$(2,000)	$(793)	$1,095	$32,066

	Nine months ended September 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(1,378)	$(1,224)	$1,497	$9,100
Real estate construction	658	21	—	—	679
Commercial real estate	14,105	(1,049)	(536)	4	12,524
Total commercial	24,968	(2,406)	(1,760)	1,501	22,303
Consumer
Residential real estate first mortgage	5,774	1,027	—	—	6,801
Residential real estate junior lien	1,373	(63)	—	113	1,423
Other revolving and installment	753	(196)	(139)	105	523
Total consumer	7,900	768	(139)	218	8,747
Unallocated	1,378	(362)	—	—	1,016
Total	$34,246	$(2,000)	$(1,899)	$1,719	$32,066

	Three months ended September 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,797	$(846)	$(10)	$432	$10,373
Real estate construction	443	40	—	—	483
Commercial real estate	9,948	1,828	—	95	11,871
Total commercial	21,188	1,022	(10)	527	22,727
Consumer
Residential real estate first mortgage	2,673	1,694	—	—	4,367
Residential real estate junior lien	1,102	28	—	81	1,211
Other revolving and installment	546	108	(41)	24	637
Total consumer	4,321	1,830	(41)	105	6,215
Unallocated	1,747	648	—	—	2,395
Total	$27,256	$3,500	$(51)	$632	$31,337

	Nine months ended September 30, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$(498)	$(2,745)	$1,346	$10,373
Real estate construction	303	180	—	—	483
Commercial real estate	6,688	5,953	(865)	95	11,871
Total commercial	19,261	5,635	(3,610)	1,441	22,727
Consumer
Residential real estate first mortgage	1,448	2,914	—	5	4,367
Residential real estate junior lien	671	377	(12)	175	1,211
Other revolving and installment	352	371	(194)	108	637
Total consumer	2,471	3,662	(206)	288	6,215
Unallocated	2,192	203	—	—	2,395
Total	$23,924	$9,500	$(3,816)	$1,729	$31,337

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,161	$504,438	$506,599	$536	$8,564	$9,100
Real estate construction	—	37,751	37,751	—	679	679
Commercial real estate	4,493	569,025	573,518	11	12,513	12,524
Total commercial	6,654	1,111,214	1,117,868	547	21,756	22,303
Consumer
Residential real estate first mortgage	121	501,218	501,339	—	6,801	6,801
Residential real estate junior lien	172	130,071	130,243	8	1,415	1,423
Other revolving and installment	4	50,932	50,936	4	519	523
Total consumer	297	682,221	682,518	12	8,735	8,747
Unallocated	—	—	—	—	—	1,016
Total loans	$6,951	$1,793,435	$1,800,386	$559	$30,491	$32,066

	December 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,616	$689,242	$691,858	$336	$9,869	$10,205
Real estate construction	—	44,451	44,451	—	658	658
Commercial real estate	5,224	557,783	563,007	837	13,268	14,105
Total commercial	7,840	1,291,476	1,299,316	1,173	23,795	24,968
Consumer
Residential real estate first mortgage	439	462,931	463,370	—	5,774	5,774
Residential real estate junior lien	224	143,192	143,416	19	1,354	1,373
Other revolving and installment	27	73,246	73,273	13	740	753
Total consumer	690	679,369	680,059	32	7,868	7,900
Unallocated	—	—	—	—	—	1,378
Total loans	$8,530	$1,970,845	$1,979,375	$1,205	$31,663	$34,246

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	September 30, 2021			December 31, 2020
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$710	$725	$536	$723	$725	$336
Commercial real estate	777	920	11	3,948	3,974	837
Residential real estate junior lien	8	8	8	19	20	19
Other revolving and installment	4	4	4	27	27	13
Total impaired loans with a valuation allowance	1,499	1,657	559	4,717	4,746	1,205
Impaired loans without a valuation allowance
Commercial and industrial	1,451	1,603	—	1,893	2,173	—
Commercial real estate	3,716	3,872	—	1,276	1,415	—
Residential real estate first mortgage	121	123	—	439	464	—
Residential real estate junior lien	164	194	—	205	306	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	5,452	5,792	—	3,813	4,358	—
Total impaired loans
Commercial and industrial	2,161	2,328	536	2,616	2,898	336
Commercial real estate	4,493	4,792	11	5,224	5,389	837
Residential real estate first mortgage	121	123	—	439	464	—
Residential real estate junior lien	172	202	8	224	326	19
Other revolving and installment	4	4	4	27	27	13
Total impaired loans	$6,951	$7,449	$559	$8,530	$9,104	$1,205

The table below presents the average recorded investment in impaired loans and interest income for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021		2020
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$719	$3	$2,541	$14
Commercial real estate	779	2	197	8
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	8	—	19	—
Other revolving and installment	4	—	—	—
Total impaired loans with a valuation allowance	1,510	5	2,757	22
Impaired loans without a valuation allowance
Commercial and industrial	2,016	5	1,013	24
Commercial real estate	3,793	—	1,330	—
Residential real estate first mortgage	121	—	459	—
Residential real estate junior lien	166	—	211	3
Other revolving and installment	—	—	—	—
Total impaired loans without a valuation allowance	6,096	5	3,013	27
Total impaired loans
Commercial and industrial	2,735	8	3,554	38
Commercial real estate	4,572	2	1,527	8
Residential real estate first mortgage	121	—	459	—
Residential real estate junior lien	174	—	230	3
Other revolving and installment	4	—	—	—
Total impaired loans	$7,606	$10	$5,770	$49

	Nine Months Ended September 30,
	2021		2020
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$818	$10	$3,815	$14
Commercial real estate	782	6	200	8
Residential real estate junior lien	11	—	20	—
Other revolving and installment	3	—	—	—
Total impaired loans with a valuation allowance	1,614	16	4,035	22
Impaired loans without a valuation allowance
Commercial and industrial	2,061	15	1,154	26
Commercial real estate	3,980	—	1,699	—
Residential real estate first mortgage	114	—	467	—
Residential real estate junior lien	190	—	217	3
Other revolving and installment	—	—	—	—
Total impaired loans without a valuation allowance	6,345	15	3,537	29
Total impaired loans
Commercial and industrial	2,879	25	4,969	40
Commercial real estate	4,762	6	1,899	8
Residential real estate first mortgage	114	—	467	—
Residential real estate junior lien	201	—	237	3
Other revolving and installment	3	—	—	—
Total impaired loans	$7,959	$31	$7,572	$51

Loans with a carrying value of $1.2 billion as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the third quarter of 2021, there were no loans modified as a TDR as a result of changing the terms allowing for interest rate reductions and an extension of the maturity dates. During the third quarter of 2020, there were no loans modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

Beginning in 2020, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, through September 30, 2021, the Company had entered into modifications on 587 loans representing $154.5 million in principal balances, since the beginning of the COVID-19 pandemic. Of those loans, 8 loans with a total outstanding principal balance of $3.4 million, have been granted additional deferrals, 2 loans with a total outstanding principal balance of $69 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Banking	$20,131	$20,131
Retirement and benefit services	10,070	10,070
Total goodwill	$30,201	$30,201

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of September 30, 2021.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$43,346	$(20,753)	$22,593	$43,346	$(17,490)	$25,856
Core deposit intangible assets	—	—	—	3,793	(3,730)	63
Total intangible assets	$43,346	$(20,753)	$22,593	$47,139	$(21,220)	$25,919

Amortization of intangible assets was $1.1 million and $1.0 million for the three months ended September 30, 2021, and 2020, respectively. Amortization of intangible assets was $3.3 million and $3.0 million for the nine months ended September 30, 2021, and 2020, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $401.4 million and $445.5 million as of September 30, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$1,964	$2,891	$1,987	$3,845
Additions	84	42	195	154
Amortization	(195)	(296)	(580)	(692)
(Impairment)/Recovery	(77)	(58)	174	(728)
Balance, end of period	$1,776	$2,579	$1,776	$2,579

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2021 and December 31, 2020. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2021	2020
Fair value of servicing rights	$1,776	$1,987
Weighted-average remaining term, years	20.4	20.1
Prepayment speeds	15.4%	17.7%
Discount rate	9.3%	9.0%

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

		September 30,	December 31,
(dollars in thousands)		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,821	$6,918
Finance lease right-of-use assets	Land, premises and equipment, net	116	202
Total lease right-of-use assets		$3,937	$7,120
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$4,428	$7,861
Finance lease liabilities	Long-term debt	261	430
Total lease liabilities		$4,689	$8,291

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

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term, years
Operating leases	3.4	5.8
Finance leases	1.0	1.8
Weighted-average discount rate
Operating leases	2.6%	2.9%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ending September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Lease costs
Operating lease cost	$429	$634	$1,417	$1,825
Variable lease cost	192	223	583	888
Short-term lease cost	89	102	172	304
Finance lease cost
Interest on lease liabilities	7	10	22	33
Amortization of right-of-use assets	29	29	87	87
Sublease income	(51)	(57)	(163)	(175)
Net lease cost	$695	$941	$2,118	$2,962
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$411	$628	$1,372	$1,807
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	1,531

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
September 30, 2022	$251	$1,597
September 30, 2023	21	1,439
September 30, 2024	—	676
September 30, 2025	—	389
September 30, 2026	—	250
Thereafter	—	238
Total future minimum lease payments	$272	$4,589
Amounts representing interest	(11)	(161)
Total operating lease liabilities	$261	$4,428

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Noninterest-bearing	$797,062	$754,716
Interest-bearing
Interest-bearing demand	673,916	618,900
Savings accounts	92,632	79,902
Money market savings	924,678	909,137
Time deposits	224,800	209,338
Total interest-bearing	1,916,026	1,817,277
Total deposits	$2,713,088	$2,571,993

NOTE 9 Long-Term Debt

Long-term debt as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,481	Three-month LIBOR + 3.10%	3.23%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,221	Three-month LIBOR + 1.80%	1.92%	9/15/2036	9/15/2011
Finance lease liability	2,700	261	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,963

	December 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,688	Three-month LIBOR + 4.12%	4.36%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,447	Three-month LIBOR + 3.10%	3.35%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,170	Three-month LIBOR + 1.80%	2.02%	9/15/2036	9/15/2011
Finance lease liability	2,700	430	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,735

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk was as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$622,465	$611,140
Standby letters of credit	11,028	6,510
Total	$633,493	$617,650

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the FHLB as of September 30, 2021 and December 31, 2020. With the Bank of North Dakota, the Company had no letters of credit outstanding as of September 30, 2021 and December 31, 2020. Bank of North Dakota letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $230.2 million and $245.7 million as of September 30, 2021 and December 31, 2020, respectively.

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

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2021, 37,789 stock awards and 91,302 restricted stock units had been issued under the plan.

Compensation expense relating to awards under these plans was $545 thousand and $475 thousand for the three months ended September 30, 2021 and 2020, respectively. Compensation expense relating to awards under these plans was $1.8 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the activity in the stock plans for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	325,030	$19.48	347,211	$18.64
Granted	66,664	26.63	77,846	19.53
Vested	(101,108)	20.46	(87,939)	16.24
Forfeited or cancelled	—	—	(7,590)	19.75
Outstanding at end of period	290,586	$20.77	329,528	$19.46

As of September 30, 2021, there was $2.5 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.31 years.

NOTE 12 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,
	2021		2020
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,598	21.0%	$4,894	21.0%
Tax effect of:
Tax exempt income	(134)	(0.8)%	(134)	(0.6)%
Other	600	3.5%	888	3.8%
Applicable income taxes	$4,064	23.7%	$5,648	24.2%

	Nine months ended September 30,
	2021		2020
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$10,993	21.0%	$9,491	21.0%
Tax effect of:
Tax exempt income	(434)	(0.8)%	(382)	(0.8)%
Other	1,811	3.5%	1,589	3.5%
Applicable income taxes	$12,370	23.7%	$10,698	23.7%

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended September 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,168	$—	$—	$499	$(535)	$21,132
Provision for loan losses	(2,000)	—	—	—	—	(2,000)
Noninterest income	1,576	18,031	5,295	11,116	22	36,040
Noninterest expense	11,403	10,320	2,219	8,464	9,635	42,041
Net income before taxes	$13,341	$7,711	$3,076	$3,151	$(10,148)	$17,131

	Nine months ended September 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$64,236	$—	$—	$1,435	$(1,361)	$64,310
Provision for loan losses	(2,000)	—	—	—	—	(2,000)
Noninterest income	4,564	53,157	15,419	40,535	(6)	113,669
Noninterest expense	33,401	30,420	6,682	29,978	27,152	127,633
Net income before taxes	$37,399	$22,737	$8,737	$11,992	$(28,519)	$52,346

	Three months ended September 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,994	$—	$—	$613	$(842)	$21,765
Provision for loan losses	3,500	—	—	—	—	3,500
Noninterest income	3,398	15,104	4,486	22,269	(1)	45,256
Noninterest expense	10,876	8,347	2,110	9,769	9,112	40,214
Net income before taxes	$11,016	$6,757	$2,376	$13,113	$(9,955)	$23,307

	Nine months ended September 30, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$61,857	$—	$—	$1,411	$(2,575)	$60,693
Provision for loan losses	9,500	—	—	—	—	9,500
Noninterest income	8,129	45,034	12,644	44,860	8	110,675
Noninterest expense	34,887	25,472	6,254	23,228	26,833	116,674
Net income before taxes	$25,599	$19,562	$6,390	$23,043	$(29,400)	$45,194

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

NOTE 14 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ending September 30, 2021 and 2020 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Net income	$13,067	$17,659	$39,976	$34,496
Dividends and undistributed earnings allocated to participating securities	196	315	628	600
Net income available to common shareholders	$12,871	$17,344	$39,348	$33,896
Weighted-average common shares outstanding for basic earnings per share	17,205	17,121	17,182	17,101
Dilutive effect of stock-based awards	294	332	306	334
Weighted-average common shares outstanding for diluted earnings per share	17,499	17,453	17,488	17,435
Earnings per common share:
Basic earnings per common share	$0.75	$1.01	$2.29	$1.98
Diluted earnings per common share	$0.74	$0.99	$2.26	$1.94

NOTE 15 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$1,060	$45,171	$569	$44,597
Interest rate lock commitments	Other assets	2,813	107,769	10,124	270,103
Forward loan sales commitments	Other assets	602	18,877	2,664	86,990
TBA mortgage backed securities	Other assets	405	189,470	—	—
Total asset derivatives		$4,880	$361,287	$13,357	$401,690
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$1,062	$45,171	$572	$44,597
TBA mortgage backed securities	Accrued expenses and other liabilities	—	—	2,339	307,000
Total liability derivatives		$1,062	$45,171	$2,911	$351,597

The gain (loss) recognized on derivative instruments for the three and nine months ended September 30, 2021 and 2020 was as follows:

		Three months ended		Nine months ended
	Consolidated Statements	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	of Income Location	2021	2020	2021	2020
Interest rate swaps	Other noninterest income	$1	$(3)	$2	$(3)
Interest rate lock commitments	Mortgage banking	(1,793)	5,650	(7,298)	11,229
Forward loan sales commitments	Mortgage banking	(499)	369	(2,061)	1,152
TBA mortgage backed securities	Mortgage banking	(690)	(3,747)	4,865	(9,099)
Total gain/(loss) from derivative instruments		$(2,981)	$2,269	$(4,492)	$3,279

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at September 30, 2021 and December 31, 2020 was $2.1 million and $2.7 million, respectively. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at September 30, 2021 and December 31, 2020, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020:

	September 30, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$302,306	14.52%	$93,671	4.50%	$	N/A	N/A
Bank	286,436	13.77%	93,579	4.50%		135,170	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	310,698	14.93%	124,895	6.00%		N/A	N/A
Bank	286,436	13.77%	124,772	6.00%		166,363	8.00%
Total capital to risk weighted assets
Consolidated	386,793	18.58%	166,526	8.00%		N/A	N/A
Bank	312,505	15.03%	166,363	8.00%		207,954	10.00%
Tier 1 capital to average assets
Consolidated	310,698	9.88%	125,777	4.00%		N/A	N/A
Bank	286,436	9.11%	125,708	4.00%		157,135	5.00%

	December 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$265,490	12.75%	$93,723	4.50%	$	N/A	N/A
Bank	251,806	12.10%	93,632	4.50%		135,246	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	273,797	13.15%	124,964	6.00%		N/A	N/A
Bank	251,806	12.10%	124,843	6.00%		166,457	8.00%
Total capital to risk weighted assets
Consolidated	349,620	16.79%	166,618	8.00%		N/A	N/A
Bank	277,916	13.36%	166,457	8.00%		208,071	10.00%
Tier 1 capital to average assets
Consolidated	273,797	9.24%	118,587	4.00%		N/A	N/A
Bank	251,806	8.50%	118,511	4.00%		148,139	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2021, and December 31, 2020, the Company was in compliance with the aforementioned guidelines.

NOTE 17 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the nine months ended September 30, 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,469	$—	$5,469
Mortgage backed securities
Residential agency	—	518,472	—	518,472
Commercial	—	94,918	—	94,918
Asset backed securities	—	64	—	64
Corporate bonds	—	36,359	—	36,359
Total available-for-sale investment securities	$—	$655,282	$—	$655,282
Other assets
Derivatives	$—	$4,880	$—	$4,880
Other liabilities
Derivatives	$—	$1,062	$—	$1,062

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,907	$—	$5,907
Obligations of state and political agencies	—	153,773	—	153,773
Mortgage backed securities
Residential agency	—	306,719	—	306,719
Commercial	—	94,978	—	94,978
Asset backed securities	—	115	—	115
Corporate bonds	—	30,850	—	30,850
Total available-for-sale investment securities	$—	$592,342	$—	$592,342
Other assets
Derivatives	$—	$13,357	$—	$13,357
Other liabilities
Derivatives	$—	$2,911	$—	$2,911

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$60,912	$—	$60,912	$—
Impaired loans	—	6,392	6,392	559
Foreclosed assets	—	862	862	—
Servicing rights	—	1,776	1,776	—

	December 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$122,440	$—	$122,440	$—
Impaired loans	—	7,325	7,325	1,205
Foreclosed assets	—	63	63	—
Servicing rights	—	1,987	1,987	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2021, and December 31, 2020, were as follows:

			September 30, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$6,392	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	862	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,776	184-392	257
		Discount rate		9.3%	9.3%

			December 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,325	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	63	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,987	191-403	285
		Discount rate		9.0%	9.0%

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

The following disclosures represent financial instruments in which the ending balances, as of September 30, 2021 and December 31, 2020, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$159,454	$159,454	$—	$—	$159,454
Investment securities held-to-maturity	362,586	—	363,540	—	363,540
Loans	1,768,320	—	—	1,814,289	1,814,289
Accrued interest receivable	8,836	8,836	—	—	8,836
Bank-owned life insurance	32,954	—	32,954	—	32,954
Financial Liabilities
Noninterest-bearing deposits	$797,062	$—	$797,062	$—	$797,062
Interest-bearing deposits	1,691,226	—	1,691,226	—	1,691,226
Time deposits	224,800	—	—	225,353	225,353
Long-term debt	58,963	—	58,319	—	58,319
Accrued interest payable	1,298	1,298	—	—	1,298

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,962	$172,962	$—	$—	$172,962
Loans	1,945,129	—	—	1,992,394	1,992,394
Accrued interest receivable	9,662	9,662	—	—	9,662
Bank-owned life insurance	32,363	—	32,363	—	32,363
Financial Liabilities
Noninterest-bearing deposits	$754,716	$—	$754,716	$—	$754,716
Interest-bearing deposits	1,607,939	—	1,607,939	—	1,607,939
Time deposits	209,338	—	—	210,637	210,637
Long-term debt	58,735	—	56,131	—	56,131
Accrued interest payable	654	654	—	—	654

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

As of September 30, 2021, the Company had assisted 2,454 new and existing clients secure a total of approximately $474.2 million of PPP financing. Net processing fees in the amount of $15.7 million are being deferred and recognized as interest income on a level yield method over the life of the respective loans. See “Note 4 Loans and Allowance for Loan Losses” for additional discussion on the remaining deferred costs associated with PPP financing.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2021 and 2020. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions;

●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to successfully manage liquidity risk;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry;
●	our ability to manage mortgage pipeline risk;

●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Recent Developments

Impact of COVID-19

As of September 30, 2021, the COVID-19 pandemic remains ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans, and many of these effects are continuing. In 2021, the U.S. economy has, with certain setbacks, begun reopening and wider distribution of vaccines has encouraged increased economic activity. The progression of the COVID-19 pandemic in the United States has not had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2021. Nonetheless, the economic recovery could remain gradual and uneven and could be hindered by persistent or resurgent infection rates, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

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

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. Most recently, these have included the following:

●	On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, or the Plan, a $1.9 trillion COVID-19 relief bill. The Plan included a variety of economic assistance programs for Americans, such as the payment of an additional stimulus, extension of job benefits, additional funding for COVID-19 testing and vaccine distribution, an infusion of cash in state and local governments, and an array of tax benefits among other economic incentives.
●	On March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021, for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	Workforce. We’ve adopted a hybrid approach to our work environment, allowing many of our employees to work from home long-term. We implemented our phased return to office plan, reopening our offices and returning those employees who will work from an Alerus office.
●	Client Service. We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for initial terms of up to 90 days. We offered payment extensions for mortgage customers for initial terms of up to 90 days. As of September 30, 2021, we had executed 587 loan deferrals representing $154.5 million. Of those loans, 8 loans with a total outstanding principal balance of $3.4 million have been granted additional deferrals, 2 loans with a total outstanding principal balance of $69 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status.
●	We participated in the SBA’s PPP. As of September 30, 2021, we had assisted 2,454 borrowers receive approval for funding of $474.2 million in PPP loans. As of September 30, 2021, our borrowers had received approval for forgiveness on 1,937 loans totaling $376.7 million from the SBA. We have submitted to the SBA an additional 12 forgiveness applications totaling $3.3 million.

Shareholder Dividend and Stock Repurchases

On July 26, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.16 per common share. This dividend was paid on October 8, 2021, to stockholders of record as of the close of business on September 17, 2021.

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. As of September 30, 2021, no shares had been repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2021	2020
Performance Ratios
Return on average total assets	1.62%	1.50%	2.42%	1.71%	1.71%
Return on average common equity	14.68%	13.82%	22.31%	15.61%	15.17%
Return on average tangible common equity (1)	18.13%	17.36%	26.67%	19.44%	18.70%
Noninterest income as a % of revenue	63.04%	63.48%	67.53%	63.87%	64.58%
Net interest margin (taxable-equivalent basis) (1)	2.78%	2.88%	3.17%	2.92%	3.22%
Efficiency ratio (1)	71.49%	71.46%	58.42%	69.69%	66.22%
Average equity to average assets	11.07%	10.88%	10.83%	10.97%	11.29%
Net charge-offs/(recoveries) to average loans	(0.06)%	—%	(0.11)%	0.01%	0.15%
Dividend payout ratio	21.62%	24.24%	15.15%	20.80%	23.20%
Per Common Share
Earnings per common share - basic	$0.75	$0.67	$1.01	$2.29	$1.98
Earnings per common share - diluted	$0.74	$0.66	$0.99	$2.26	$1.94
Dividends declared per common share	$0.16	$0.16	$0.15	$0.47	$0.45
Tangible book value per common share (1)	$17.46	$16.89	$16.31
Average common shares outstanding - basic	17,205	17,194	17,121	17,182	17,101
Average common shares outstanding - diluted	17,499	17,497	17,453	17,488	17,435
Other Data
Retirement and benefit services assets under administration/management	$36,202,553	$36,964,961	$30,470,645
Wealth management assets under administration/management	3,865,062	3,538,959	3,043,173
Mortgage originations	415,792	545,437	511,605	$1,479,243	$1,171,811
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2021	2021	2020	2021	2020
Selected Average Balance Sheet Data
Loans	$1,820,871	$1,887,986	$2,034,778	$1,884,308	$1,917,894
Investment securities	869,421	800,812	443,705	778,307	383,591
Assets	3,190,877	3,119,740	2,908,144	3,119,819	2,690,182
Deposits	2,720,047	2,677,258	2,454,865	2,671,344	2,270,781
Short-term borrowings	10	—	—	3	107
Long-term debt	58,968	58,996	58,739	48,002	58,747
Stockholders’ equity	353,196	339,439	314,921	342,344	303,825

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2021	2021	2020	2020
Selected Period End Balance Sheet Data
Loans	$1,800,386	$1,835,312	$1,979,375	$2,058,419
Allowance for loan losses	(32,066)	(33,764)	(34,246)	(31,337)
Investment securities	1,017,868	797,862	592,342	495,414
Assets	3,175,169	3,157,229	3,013,771	2,898,809
Deposits	2,713,088	2,710,940	2,571,993	2,462,370
Long-term debt	58,963	58,992	58,735	58,745
Total stockholders’ equity	353,195	344,391	330,163	322,003

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2021	2021	2020	2021	2020
Selected Income Statement Data
Net interest income	$21,132	$21,140	$21,765	$64,310	$60,693
Provision for loan losses	(2,000)	—	3,500	(2,000)	9,500
Noninterest income	36,040	36,748	45,256	113,669	110,675
Noninterest expense	42,041	42,550	40,214	127,633	116,674
Income before income taxes	17,131	15,338	23,307	52,346	45,194
Income tax expense	4,064	3,644	5,648	12,370	10,698
Net income	$13,067	$11,694	$17,659	$39,976	$34,496

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

	September 30,	June 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2020
Tangible common equity to tangible assets
Total common stockholders’ equity	$353,195	$344,391	$330,163	$322,003
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	22,593	23,680	25,919	15,421
Tangible common equity (a)	300,401	290,510	274,043	279,253
Total assets	3,175,169	3,157,229	3,013,771	2,898,809
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	22,593	23,680	25,919	15,421
Tangible assets (b)	3,122,375	3,103,348	2,957,651	2,856,059
Tangible common equity to tangible assets (a)/(b)	9.62%	9.36%	9.27%	9.78%
Tangible book value per common share
Total common stockholders’ equity	$353,195	$344,391	$330,163	$322,003
Less: Goodwill	30,201	30,201	30,201	27,329
Less: Other intangible assets	22,593	23,680	25,919	15,421
Tangible common equity (c)	300,401	290,510	274,043	279,253
Total common shares issued and outstanding (d)	17,208	17,198	17,125	17,122
Tangible book value per common share (c)/(d)	$17.46	$16.89	$16.00	$16.31

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2021	2021	2020	2021	2020
Return on average tangible common equity
Net income	$13,067	$11,694	$17,659	$39,976	$34,496
Add: Intangible amortization expense (net of tax)	860	860	782	2,628	2,347
Net income, excluding intangible amortization (e)	13,927	12,554	18,441	42,604	36,843
Average total equity	353,196	339,439	314,921	342,344	303,825
Less: Average goodwill	30,201	30,201	27,329	30,201	27,329
Less: Average other intangible assets (net of tax)	18,272	19,123	12,565	19,124	13,343
Average tangible common equity (f)	304,723	290,115	275,027	293,019	263,153
Return on average tangible common equity (e)/(f)	18.13%	17.36%	26.67%	19.44%	18.70%
Net interest margin (tax-equivalent)
Net interest income	$21,132	$21,140	$21,765	$64,310	$60,693
Tax-equivalent adjustment	115	135	116	392	325
Tax-equivalent net interest income (g)	21,247	21,275	21,881	64,702	61,018
Average earning assets (h)	3,035,798	2,958,468	2,744,758	2,958,742	2,534,038
Net interest margin (tax-equivalent) (g)/(h)	2.78%	2.88%	3.17%	2.92%	3.22%
Efficiency ratio
Noninterest expense	$42,041	$42,550	$40,214	$127,633	$116,674
Less: Intangible amortization expense	1,088	1,088	990	3,327	2,971
Adjusted noninterest expense (i)	40,953	41,462	39,224	124,306	113,703
Net interest income	21,132	21,140	21,765	64,310	60,693
Noninterest income	36,040	36,748	45,256	113,669	110,675
Tax-equivalent adjustment	115	135	116	392	325
Total tax-equivalent revenue (j)	57,287	58,023	67,137	178,371	171,693
Efficiency ratio (i)/(j)	71.49%	71.46%	58.42%	69.69%	66.22%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2021 was $13.1 million, or $0.74 per diluted common share, a $4.6 million decrease as compared to $17.7 million, or $0.99 per diluted common share, for the three months ended September 30, 2020. This decrease in net income was primarily due to a decrease of $9.2 million in noninterest income as well as a $1.8 million increase in noninterest expense, partially offset by a $5.5 million decrease in the provision expense. The decrease in noninterest income was primarily attributable to a $11.2 million decrease in mortgage banking revenue, a result of a $95.8 million decrease in mortgage originations. The decrease in the provision for loan losses was driven by net recoveries and continuous improvements of credit quality indicators and economic conditions.

Net income for the nine months ended September 30, 2021 was $40.0 million, or $2.26 per diluted common share, a $5.5 million increase as compared to $34.5 million, or $1.94 per diluted common share for the nine months ended September 30, 2020. The increase in net income was primarily due to a $11.5 million decrease in provision expense, a $3.6 million increase in net interest income and a $3.0 million increase in noninterest income, partially offset by a $11.0 million increase in noninterest expense. The decrease in provision expense was primarily due to a reduction in net charge-offs, improved economic conditions and credit quality indicators. The increase in noninterest expense was primarily due to an $8.6 million increase in compensation expense which was due to a combination of increased mortgage incentives as a result of the $307.4 million increase in mortgage originations, along with an increase in compensation from the acquisition of RPS.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020.

Net interest income for the three months ended September 30, 2021 was $21.1 million, a decrease of $633 thousand from $21.8 million for the three months ended September 30, 2020. The decrease included a $1.7 million decrease in interest income, offset by a $1.1 million decrease in interest expense. The decrease in interest income was primarily a result of a $3.1 million decrease in interest income from loans due to a decrease of $213.9 million in average loans driven primarily by PPP loan forgiveness. Partially offsetting this decrease was a $1.3 million increase in interest income from investment securities as a result of a $425.7 million increase in average balances. The decrease in interest expense was primarily due to a 27 basis point decrease in the cost of interest-bearing liabilities.

Net interest income for the nine months ended September 30, 2021 was $64.3 million, a $3.6 million increase, or 6.0%, from $60.7 million for the nine months ended September 30, 2020. The change in net interest income was due to a $6.1 million decrease in interest expense, partially offset by a $2.4 million decrease of interest income. The decrease in interest expense was primarily driven by a $4.9 million decrease in interest expense paid on deposits and a $1.2 million decrease in interest expense paid on long-term debt. The decrease in interest income was primarily due to a $5.1 million decrease on interest income from loans partially offset by a $3.0 million increase in interest income from investment securities.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended September 30, 2021 was 2.78%, compared to 3.17% for the same period in 2020. The decrease in net interest margin from the third quarter of 2020 was driven by a 58 basis point lower average earning asset yield, offset by a 27 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the average earning asset yield was primarily due to a change in balance sheet mix as the average balance in investment securities increased $425.7 million along with a $112.0 million increase in interest-bearing deposits with banks.

Our net interest margin (on a FTE basis) for the nine months ended September 30, 2021 was 2.92%, compared to 3.22% for the same period in 2020. The change in net interest margin was primarily due to a 64 basis point decrease in average earning asset yield, partially offset by a 53 basis point decrease in the average rate paid on interest-bearing liabilities. Also contributing to the decrease in net interest margin was the change in balance sheet mix as we had increases of $57.5 million in interest-bearing deposits with banks and $394.7 million in investment securities.

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, and average yields earned, and rates paid for the three and nine months ended September 30, 2021 and 2020. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$281,768	$114	0.16%	$169,770	$51	0.12%
Investment securities (1)	869,421	3,534	1.61%	443,705	2,274	2.04%
Loans held for sale	57,233	346	2.40%	90,634	555	2.44%
Loans
Commercial:
Commercial and industrial	544,811	6,803	4.95%	782,853	8,543	4.34%
Real estate construction	37,743	380	3.99%	32,747	368	4.47%
Commercial real estate	567,696	5,245	3.67%	525,514	5,315	4.02%
Total commercial	1,150,250	12,428	4.29%	1,341,114	14,226	4.22%
Consumer
Residential real estate first mortgage	487,699	4,077	3.32%	460,995	4,588	3.96%
Residential real estate junior lien	129,239	1,490	4.57%	153,326	1,749	4.54%
Other revolving and installment	53,683	602	4.45%	79,343	897	4.50%
Total consumer	670,621	6,169	3.65%	693,664	7,234	4.15%
Total loans (1)	1,820,871	18,597	4.05%	2,034,778	21,460	4.20%
Federal Reserve/FHLB Stock	6,505	71	4.33%	5,871	65	4.40%
Total interest earning assets	3,035,798	22,662	2.96%	2,744,758	24,405	3.54%
Noninterest earning assets	155,079			163,386
Total assets	$3,190,877			$2,908,144
Interest-Bearing Liabilities
Interest-bearing demand deposits	$692,873	$240	0.14%	$589,633	$395	0.27%
Money market and savings deposits	1,009,564	365	0.14%	961,669	781	0.32%
Time deposits	217,756	275	0.50%	204,969	507	0.98%
Short-term borrowings	10	—	—%	—	—	—%
Long-term debt	58,968	535	3.60%	58,739	841	5.70%
Total interest-bearing liabilities	1,979,171	1,415	0.28%	1,815,010	2,524	0.55%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	799,854			698,594
Other noninterest-bearing liabilities	58,656			79,619
Stockholders’ equity	353,196			314,921
Total liabilities and stockholders’ equity	$3,190,877			$2,908,144
Net interest income		$21,247			$21,881
Net interest rate spread			2.68%			2.99%
Net interest margin on FTE basis (1)			2.78%			3.17%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine months ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$219,636	$227	0.14%	$162,134	$615	0.51%
Investment securities (1)	778,307	9,425	1.62%	383,591	6,398	2.23%
Loans held for sale	70,218	1,180	2.25%	64,555	1,274	2.64%
Loans
Commercial:
Commercial and industrial	615,310	21,780	4.73%	667,742	22,397	4.48%
Real estate construction	41,812	1,304	4.17%	30,385	1,055	4.64%
Commercial real estate	565,861	15,744	3.72%	515,761	16,646	4.31%
Total commercial	1,222,983	38,828	4.24%	1,213,888	40,098	4.41%
Consumer
Residential real estate first mortgage	468,395	12,371	3.53%	460,505	13,968	4.05%
Residential real estate junior lien	132,145	4,619	4.67%	163,332	5,921	4.84%
Other revolving and installment	60,785	1,989	4.37%	80,169	2,751	4.58%
Total consumer	661,325	18,979	3.84%	704,006	22,640	4.30%
Total loans (1)	1,884,308	57,807	4.10%	1,917,894	62,738	4.37%
Federal Reserve/FHLB Stock	6,273	205	4.37%	5,864	201	4.58%
Total interest earning assets	2,958,742	68,844	3.11%	2,534,038	71,226	3.75%
Noninterest earning assets	161,077			156,144
Total assets	$3,119,819			$2,690,182
Interest-Bearing Liabilities
Interest-bearing demand deposits	$678,015	$740	0.15%	$528,024	$1,328	0.34%
Money market and savings deposits	1,018,347	1,131	0.15%	889,039	4,363	0.66%
Time deposits	212,297	910	0.57%	201,747	1,942	1.29%
Short-term borrowings	3	—	—%	107	—	—%
Long-term debt	48,002	1,361	3.79%	58,747	2,575	5.85%
Total interest-bearing liabilities	1,956,664	4,142	0.28%	1,677,664	10,208	0.81%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	762,685			651,971
Other noninterest-bearing liabilities	58,126			56,722
Stockholders’ equity	342,344			303,825
Total liabilities and stockholders’ equity	$3,119,819			$2,690,182
Net interest income		$64,702			$61,018
Net interest rate spread			2.83%			2.94%
Net interest margin on FTE basis (1)			2.92%			3.22%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended September 30, 2021			Nine months ended September 30, 2021
	Compared with			Compared with
	Three Months Ended September 30, 2020			Nine months ended September 30, 2020
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$34	$29	$63	$219	$(607)	$(388)
Investment securities	2,189	(929)	1,260	6,584	(3,557)	3,027
Loans held for sale	(205)	(4)	(209)	112	(206)	(94)
Loans
Commercial:
Commercial and industrial	(2,604)	864	(1,740)	(1,757)	1,140	(617)
Real estate construction	56	(44)	12	397	(148)	249
Commercial real estate	427	(497)	(70)	1,615	(2,517)	(902)
Total commercial	(2,121)	323	(1,798)	255	(1,525)	(1,270)
Consumer
Residential real estate first mortgage	267	(778)	(511)	239	(1,836)	(1,597)
Residential real estate junior lien	(276)	17	(259)	(1,129)	(173)	(1,302)
Other revolving and installment	(291)	(4)	(295)	(664)	(98)	(762)
Total consumer	(300)	(765)	(1,065)	(1,554)	(2,107)	(3,661)
Total loans	(2,421)	(442)	(2,863)	(1,299)	(3,632)	(4,931)
Federal Reserve/FHLB Stock	7	(1)	6	14	(10)	4
Total interest income	(396)	(1,347)	(1,743)	5,630	(8,012)	(2,382)
Interest-bearing liabilities
Interest-bearing demand deposits	70	(225)	(155)	381	(969)	(588)
Money market and savings deposits	39	(455)	(416)	638	(3,870)	(3,232)
Time deposits	32	(264)	(232)	102	(1,134)	(1,032)
Short-term borrowings	—	—	—	—	—	—
Long-term debt	3	(309)	(306)	(470)	(744)	(1,214)
Total interest expense	144	(1,253)	(1,109)	651	(6,717)	(6,066)
Change in net interest income	$(540)	$(94)	$(634)	$4,979	$(1,295)	$3,684

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

We recorded a $2.0 million reversal of the provision for loan losses for the three and nine months ended September 30, 2021, a $5.5 million decrease compared to the provision for the three months ended September 30, 2020 and an $11.5 million decrease compared to the provision for the nine months ended September 30, 2020. Management believes that a negative adjustment to the provision in the third quarter of 2021 was prudent and was driven by net recoveries in four of the last five quarters and continuous improvements of credit quality indicators and economic conditions.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Retirement and benefit services	$18,031	$15,104	$53,157	$45,034
Wealth management	5,295	4,486	15,419	12,644
Mortgage banking	11,116	22,269	40,535	44,860
Service charges on deposit accounts	357	355	1,025	1,075
Net gains (losses) on investment securities	11	1,428	125	2,722
Other	1,230	1,614	3,408	4,340
Total noninterest income	$36,040	$45,256	$113,669	$110,675
Noninterest income as a % of revenue	63.04%	67.53%	63.87%	64.58%

Total noninterest income for the three months ended September 30, 2021, was $36.0 million, a decrease of $9.2 million, or 20.4%, compared to $45.3 million for the three months ended September 30, 2020. The decrease in noninterest income was primarily driven by decreases of $11.2 million in mortgage banking revenue and $1.4 million in net gains on investment securities. These decreases were partially offset by a $2.9 million increase in retirement and benefit services revenue and a $809 thousand increase in wealth management revenue. The decrease in mortgage banking revenue was primarily due to a $7.8 million decrease in the change in fair value of the secondary market hedge driven by a reduction in the hedged pipeline. The increase in retirement and benefit services revenue was primarily due to $1.8 million in revenue attributable to the acquisition of RPS and $892 thousand in document restatement fees. Wealth management revenue increased primarily due to organic growth and market increases in assets under administration/management.

Total noninterest income for the nine months ended September 30, 2021, was $113.7 million, an increase of $3.0 million, or 2.7%, compared to $110.7 million for the nine months ended September 30, 2020. The change in noninterest income was primarily driven by increases of $8.1 million in retirement and benefit services revenue and $2.8 million in wealth management revenue, partially offset by a $4.3 million decrease in mortgage banking revenue and a $2.6 million decrease in net gains on investment securities. The increase in retirement and benefit services revenue was primarily a result of a $4.5 million in revenue attributable to the acquisition of RPS and a $1.7 million increase in document restatement fees as well as organic growth from an increase in assets under administration/management. Wealth management revenue increased due to increases in assets under administration/management as a result of reasons previously discussed. The decrease in mortgage banking revenue was the result of a $17.7 million decrease in the change in fair value of the secondary market hedge, partially offset by an increase of $307.4 million in mortgage originations and an 11 basis point increase in the gain on sale margin.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which will adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 63.0% for the three months ended September 30, 2021, compared to 67.5% for the three months ended September 30, 2020 and was 63.9% for the nine months ended September 30, 2021, compared to 64.6% for the nine months ended September 30, 2020.

See “NOTE 13 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Compensation	$23,291	$22,740	$71,298	$62,684
Employee taxes and benefits	5,058	5,033	16,443	15,088
Occupancy and equipment expense	2,063	2,511	6,212	7,615
Business services, software and technology expense	5,332	4,378	15,266	13,501
Intangible amortization expense	1,088	990	3,327	2,971
Professional fees and assessments	1,503	1,070	4,484	3,303
Marketing and business development	865	929	2,310	2,088
Supplies and postage	549	248	1,583	1,630
Travel	174	26	236	338
Mortgage and lending expenses	1,231	1,434	3,762	3,916
Other	887	855	2,712	3,540
Total noninterest expense	$42,041	$40,214	$127,633	$116,674

Total noninterest expense for the three months ended September 30, 2021 was $42.0 million, an increase of $1.8 million, or 4.5%, compared to $40.2 million for the three months ended September 30, 2020. The increase in noninterest expense was driven by increases of $954 thousand in business services, software and technology expense, $551 thousand in compensation expense and $433 thousand in professional fees and assessments. These increases were partially offset by decreases of $448 thousand in occupancy and equipment expense as well as a $203 thousand decrease in mortgage and lending expenses. Business services, software and technology expense increased due to non-recurring expenses related to investments in automated processing and integration expenses associated with the acquisition of RPS. The increase in compensation expense was a result of the acquisition of RPS, as the number of full-time employees increased from 790 employees in the third quarter of 2020 to 825 employees in the third quarter of 2021 and partially offset by decreased mortgage incentives due to a $95.8 million decrease in mortgage originations. The increase in professional fees and assessments was primarily a result of increased legal fees. The decrease in occupancy and equipment expense was due to the closure of certain offices in 2021 due to our ongoing hybrid work environment. The decrease in mortgage and lending expenses was due to decreased mortgage originations. Occupancy and equipment expense decreased due to the closure of certain offices in 2021 due to our transition to a hybrid work environment.

Total noninterest expense for the nine months ended September 30, 2021 was $127.6 million, an increase of $11.0 million or 9.4%, compared to $116.7 million for the nine months ended September 30, 2020. The increase in noninterest expense was primarily driven by increases of $8.6 million in compensation expense, $1.8 million in business services, software and technology expense and $1.4 million in employee taxes and benefits, partially offset by decreases of $1.4 million in occupancy and equipment expense and $828 thousand in other noninterest expense. The changes in business services, software and technology expense, compensation, employee and benefits, and occupancy and equipment expenses were similar to the changes stated previously. The decrease in other noninterest expense was primarily driven by a $758 thousand decrease in the provision for unfunded commitments. Unfunded commitments decreased 4.3% from the third quarter of 2020.

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

For the three months ended September 30, 2021, we recognized income tax expense of $4.1 million on $17.1 million of pre-tax income, resulting in an effective tax rate of 23.7%, compared to income tax expense of $5.6 million on $23.3 million of pre-tax income for the three months ended September 30, 2020, resulting in an effective tax rate of 24.2%.

For the nine months ended September 30, 2021, we recognized income tax expense of $12.4 million on $52.3 million of pre-tax income, resulting in an effective tax rate of 23.7%, compared to income tax expense of $10.7 million on $45.2 million of pre-tax income for the nine months ended September 30, 2020, resulting in an effective tax rate of 23.7%.

Financial Condition

Overview

Total assets were $3.2 billion as of September 30, 2021, an increase of $161.4 million, or 5.4%, as compared to December 31, 2020. The overall increase in total assets was primarily due to increases of $425.5 million in investment securities, partially offset by decreases of $179.0 million in loans held for investment and $61.5 million in loans held for sale. The decrease in loans held for investment was primarily due to PPP loan balances decreasing by $164.9 million from December 31, 2020.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of September 30, 2021, the portfolio mix was 28.1% commercial and industrial, 32.0% commercial real estate, 35.0% residential real estate and 4.9% in other categories. Commercial and industrial loans included $103.5 million of PPP loans as of September 30, 2021.

The following table presents the composition of total loans outstanding by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$506,599	28.1%	$691,858	35.0%	$(185,259)	(26.8)%
Real estate construction	37,751	2.1%	44,451	2.2%	(6,700)	(15.1)%
Commercial real estate	573,518	32.0%	563,007	28.5%	10,511	1.9%
Total commercial	1,117,868	62.2%	1,299,316	65.7%	(181,448)	(14.0)%
Consumer
Residential real estate first mortgage	501,339	27.8%	463,370	23.4%	37,969	8.2%
Residential real estate junior lien	130,243	7.2%	143,416	7.2%	(13,173)	(9.2)%
Other revolving and installment	50,936	2.8%	73,273	3.7%	(22,337)	(30.5)%
Total consumer	682,518	37.8%	680,059	34.3%	2,459	0.4%
Total loans	$1,800,386	100.0%	$1,979,375	100.0%	$(178,989)	(9.0)%
(1)	Included PPP loans of $103.5 million at September 30, 2021 and $268.4 million at December 31, 2020.

Total loans outstanding were $1.80 billion as of September 30, 2021, a decrease of $179.0 million, or 9.0%, from December 31, 2020. The decrease was primarily due to decreases of $185.3 million in commercial and industrial loans and $6.7 million in real estate construction loans, partially offset by increases of $10.5 million in the commercial real estate loan portfolio and $2.5 million in the consumer loan portfolio. Excluding PPP loans, the commercial portfolio decreased by $16.5 million, or 1.6%, from December 31, 2020.

Consistent with regulatory guidance urging banks to work with borrowers during the COVID-19 pandemic and as outlined in the CARES Act, the Company offered a payment deferral program for its lending clients that were adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of September 30, 2021, the Company had executed 587 of these deferrals representing $154.5 million. Of those loans, 8 loans with a total outstanding principal balance of $3.4 million have been granted second deferrals, 2 loans with a total outstanding principal balance of $69 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of higher levels of liquidity and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2021.

	September 30, 2021
		After one
	One year	but within	After
(dollars in thousands)	or less	five years	five years	Total
Commercial
Commercial and industrial	$124,595	$317,946	$64,058	$506,599
Real estate construction	8,284	28,833	634	37,751
Commercial real estate	39,765	230,117	303,636	573,518
Total commercial	172,644	576,896	368,328	1,117,868
Consumer
Residential real estate first mortgage	10,188	16,085	475,066	501,339
Residential real estate junior lien	10,543	32,009	87,691	130,243
Other revolving and installment	7,543	40,413	2,980	50,936
Total consumer	28,274	88,507	565,737	682,518
Total loans	$200,918	$665,403	$934,065	$1,800,386
Sensitivity of loans to changes in interest rates
Fixed interest rates		$526,838	$510,687
Floating interest rates		138,565	423,378
Total		$665,403	$934,065

As of September 30, 2021, 62.8% of the loan portfolio bore interest at fixed rates and 37.2% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

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

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial	$8,398	$22,256
Real estate construction	—	—
Commercial real estate	20,026	29,274
Total commercial	28,424	51,530
Consumer
Residential real estate first mortgage	1,842	2,149
Residential real estate junior lien	940	2,955
Other revolving and installment	4	37
Total consumer	2,786	5,141
Total loans	$31,210	$56,671
Criticized loans as a percent of total loans	1.73%	2.86%

The following table presents information regarding nonperforming assets as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$6,229	$5,050
Accruing loans 90+ days past due	—	30
Total nonperforming loans	6,229	5,080
OREO and repossessed assets	862	63
Total nonperforming assets	7,091	5,143
Total restructured accruing loans	714	3,427
Total nonperforming assets and restructured accruing loans	$7,805	$8,570
Nonperforming loans to total loans	0.35%	0.26%
Nonperforming assets to total assets	0.22%	0.17%
Allowance for loan losses to nonperforming loans	515%	674%

Interest income lost on nonaccrual loans approximated $85 thousand and $159 thousand for the three months ended September 30, 2021, and 2020, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended September 30, 2021 and 2020.

Interest income lost on nonaccrual loans approximated $197 thousand and $473 thousand for the nine months ended September 30, 2021, and 2020, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2021 and 2020.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance—beginning of period	$33,764	$27,256	$34,246	$23,924
Commercial loan charge-offs
Commercial and Industrial	(747)	(10)	(1,224)	(2,745)
Real estate construction	—	—	—	—
Commercial real estate	—	—	(536)	(865)
Total commercial loan charge-offs	(747)	(10)	(1,760)	(3,610)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	—	(12)
Other revolving and installment	(46)	(41)	(139)	(194)
Total consumer loan charge-offs	(46)	(41)	(139)	(206)
Total loan charge-offs	(793)	(51)	(1,899)	(3,816)
Commercial loan recoveries
Commercial and Industrial	1,052	432	1,497	1,346
Real estate construction	—	—	—	—
Commercial real estate	—	95	4	95
Total commercial recoveries	1,052	527	1,501	1,441
Consumer loan recoveries
Residential real estate first mortgage	—	—	—	5
Residential real estate junior lien	16	81	113	175
Other revolving and installment	27	24	105	108
Total consumer loan recoveries	43	105	218	288
Total loan recoveries	1,095	632	1,719	1,729
Net loan charge-offs (recoveries)	(302)	(581)	180	2,087
Commercial loan provision
Commercial and Industrial	(825)	(846)	(1,378)	(498)
Real estate construction	92	40	21	180
Commercial real estate	(413)	1,828	(1,049)	5,953
Total commercial loan provision	(1,146)	1,022	(2,406)	5,635
Consumer loan provision
Residential real estate first mortgage	625	1,694	1,027	2,914
Residential real estate junior lien	6	28	(63)	377
Other revolving and installment	(32)	108	(196)	371
Total consumer loan provision	599	1,830	768	3,662
Unallocated provision expense	(1,453)	648	(362)	203
Total loan loss provision	(2,000)	3,500	(2,000)	9,500
Balance—end of period	$32,066	$31,337	$32,066	$31,337
Total loans	$1,800,386	$2,058,419	$1,800,386	$2,058,419
Average total loans	1,820,871	2,034,778	1,884,308	1,917,894
Allowance for loan losses to total loans	1.78%	1.52%	1.78%	1.52%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.06)%	(0.11)%	0.01%	0.15%

The allowance for loan losses was $32.1 million as of September 30, 2021, compared to $34.2 million as of December 31, 2020. The $2.2 million decrease in the allowance for loan losses was primarily due to a $2.0 million reversal of the provision for loan losses expense in the third quarter of 2021. As of September 30, 2021, the allowance for loan losses represented 1.78% of total loans. Excluding PPP loans, the ratio of allowance for loan losses to total loans was 1.89% at September 30, 2021, compared to 2.00% as of December 31, 2020.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,100	28.1%	$10,205	35.0%
Real estate construction	679	2.1%	658	2.2%
Commercial real estate	12,524	32.0%	14,105	28.5%
Residential real estate first mortgage	6,801	27.8%	5,774	23.4%
Residential real estate junior lien	1,423	7.2%	1,373	7.2%
Other revolving and installment	523	2.8%	753	3.7%
Unallocated	1,016	—%	1,378	—%
Total loans	$32,066	100.0%	$34,246	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.9 million as of September 30, 2021.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $60.9 million as of September 30, 2021, a decrease of $61.5 million, as compared to December 31, 2020. The decrease in loans held for sale was primarily due to a decrease in mortgage originations. Mortgage loan originations totaled $415.8 million for the three months ended September 30, 2021, compared to $607.2 million for the three months ended December 31, 2020.

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

The following table presents the fair value composition of our investment securities portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Available-for-sale
U.S. Treasury and agencies	5,469	0.5%	5,907	1.0%	$(438)	(7.4)%
Obligations of state and political agencies	—	-%	153,773	26.0%	(153,773)	(100.0)%
Mortgage backed securities
Residential Agency	518,472	50.9%	306,719	51.8%	211,753	69.0%
Commercial	94,918	9.3%	94,978	16.0%	(60)	(0.1)%
Asset backed securities	64	-%	115	—%	(51)	(44.3)%
Corporate bonds	36,359	3.6%	30,850	5.2%	5,509	17.9%
Total available-for-sale investment securities	655,282	64.3%	592,342	100.0%	62,940	10.6%
Held-to-maturity
Obligations of state and political agencies	145,172	14.3%	—	—%	145,172	—%
Mortgage backed securities
Residential Agency	217,414	21.4%	—	—%	217,414	—%
Total held-to-maturity investment securities	362,586	35.7%	—	—%	145,172	—%
Total investment securities	$1,017,868	100.0%	$592,342	100.0%	$208,112	35.1%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of September 30, 2021
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,357	0.92%	$4,112	0.71%
Mortgage backed securities
Residential Agency	—	—%	3,376	2.54%	13,787	2.06%	501,309	1.28%
Commercial	—	—%	—	—%	35,827	2.80%	59,091	2.56%
Asset backed securities	—	—%	—	—%	—	—%	64	5.31%
Corporate bonds	—	—%	—	—%	36,359	4.29%	—	—%
Total available-for-sale investment securities	—	—%	3,376	2.54%	87,330	3.28%	564,576	1.41%
Held-to-maturity
Obligations of state and political agencies	4,690	0.26%	34,359	0.98%	76,120	1.76%	31,504	2.20%
Mortgage backed securities
Residential Agency	—	—%	—	—%	—	—%	216,867	1.85%
Total held-to-maturity investment securities	4,690	0.26%	34,359	0.98%	76,120	1.76%	248,371	1.89%
Total investment securities	$4,690	0.26%	$37,735	1.12%	$163,450	2.57%	$812,947	1.55%

Deposits

Total deposits were $2.71 billion as of September 30, 2021, an increase of $141.1 million, or 5.5%, from December 31, 2020. Interest-bearing deposits increased $98.7 million while noninterest-bearing deposits increased $42.3 million. Key drivers included inflows from government stimulus programs and higher depositor balances due to the uncertain economic environment and volatile financial markets. The increase in interest-bearing deposits included increases of $55.0 million in interest-bearing demand deposits, $28.3 million in money market accounts and savings accounts and $15.5 million in time deposits. Although overall deposits increased, we saw that within interest-bearing and noninterest-bearing deposits, synergistic deposits decreased $19.6 million from our retirement and benefit services and wealth management segments as participants transitioned balances back into the markets. As of September 30, 2021, the total sourced deposits outside of our branch footprint was $576.0 million. Excluding synergistic deposits, commercial transaction deposits increased $112.5 million, or 10.2%, while consumer transaction deposits increased $31.2 million, or 4.8%, since December 31, 2020.

The following table presents the composition of our deposit portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$797,062	29.4%	$754,716	29.3%	$42,346	5.6%
Interest-bearing demand	673,916	24.8%	618,900	24.1%	55,016	8.9%
Money market and savings	1,017,310	37.5%	989,039	38.5%	28,271	2.9%
Time deposits	224,800	8.3%	209,338	8.1%	15,462	7.4%
Total deposits	$2,713,088	100.0%	$2,571,993	100.0%	$141,095	5.5%

The following table presents the average balances and rates of our deposit portfolio for the three months ended September 30, 2021 and 2020:

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$799,854	—%	$698,594	—%
Interest-bearing demand	692,873	0.14%	589,633	0.27%
Money market and savings	1,009,564	0.14%	961,669	0.32%
Time deposits	217,756	0.50%	204,969	0.98%
Total deposits	$2,720,047	0.13%	$2,454,865	0.27%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $100 thousand and over, that were outstanding, as of the dates presented:

September 30,
(dollars in thousands)	2021
Maturing in:
3 months or less	$76,902
3 months to 6 months	58,486
6 months to 1 year	4,375
1 year or greater	8,379
Total	$148,142

Borrowings

Borrowings as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Subordinated notes	50,000	84.8%	49,688	84.6%
Junior subordinated debentures	8,702	14.8%	8,617	14.7%
Finance lease liability	261	0.4%	430	0.7%
Total borrowed funds	$58,963	100.0%	$58,735	100.0%

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

Stockholders' equity increased $23.0 million to $353.2 million as of September 30, 2021, compared to $330.2 million as of December 31, 2020. The increase in stockholders' equity was primarily driven by $40.0 million in net income, partially offset by $8.2 million in dividends declared on common stock and a $10.1 million decrease in accumulated other comprehensive income. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 9.62% as of September 30, 2021, from 9.27% as of December 31, 2020. Tangible common equity to tangible assets would have been 9.95% as of September 30, 2021 and 10.19% as of December 31, 2020, if PPP loans were excluded.

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

At September 30, 2021 and December 31, 2020, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
Capital Ratios	2021	2020
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	14.52%	12.75%
Tier 1 capital to risk weighted assets	14.93%	13.15%
Total capital to risk weighted assets	18.58%	16.79%
Tier 1 capital to average assets	9.88%	9.24%
Tangible common equity to tangible assets (1)	9.62%	9.27%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.77%	12.10%
Tier 1 capital to risk weighted assets	13.77%	12.10%
Total capital to risk weighted assets	15.03%	13.36%
Tier 1 capital to average assets	9.11%	8.50%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of September 30, 2021, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 16 Regulatory Matters” to the consolidated financial statements for additional information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations by maturity as of September 30, 2021.

	September 30, 2021
	Less than	One to	Three to	Over
(dollars in thousands)	one year	three years	five years	five years	Total
Operating lease obligations	$1,597	$2,115	$639	$238	$4,589
Time deposits	200,773	14,065	7,875	2,087	224,800
Subordinated notes payable	—	—	—	50,000	50,000
Junior subordinated debenture (Trust I)	—	—	—	3,481	3,481
Junior subordinated debenture (Trust II)	—	—	—	5,221	5,221
Finance lease liability	251	21	—	—	272
Total contractual obligations	$202,621	$16,201	$8,514	$61,027	$288,363

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of September 30, 2021 and December 31, 2020, was as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$622,465	$611,140
Standby letters of credit	11,028	6,510
Total	$633,493	$617,650

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

As of September 30, 2021, we had on balance sheet liquidity of $789.5 million, compared to $511.1 million as of December 31, 2020. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2021, we had no outstanding fed funds purchased from the FHLB and $658.2 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $657.9 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $635.0 million as of September 30, 2021. Management believed that we had adequate resources to fund all of our commitments as of September 30, 2021 and December 31, 2020.

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

The estimated impact on our net interest income as of September 30, 2021 and December 31, 2020, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2021		December 31, 2020
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−2.2%	5.9%	10.2%	7.3%
+300 basis points	−1.5%	2.3%	7.9%	3.2%
+200 basis points	−0.9%	−1.3%	5.5%	−1.0%
+100 basis points	−0.2%	−4.9%	3.2%	−5.3%
−100 basis points	−11.1%	−21.0%	−4.9%	−18.8%
−200 basis points	N/A %	N/A %	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of September 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates.

	September 30,	December 31,
	2021	2020
+400 basis points	−21.8%	12.1%
+300 basis points	−14.1%	12.6%
+200 basis points	−7.0%	11.9%
+100 basis points	−1.0%	9.5%
−100 basis points	−31.9%	−51.0%
−200 basis points	N/A %	N/A %

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2021.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July	1,634	$32.08	—	770,000
August	786	28.20	—	770,000
September	—	—	—	770,000
Total	2,420	$30.82	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through September 30, 2021, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: November 4, 2021	By:	/s/ Randy L. Newman
Name: Randy L. Newman
Title: Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)