Form 10-K
period 2021-12-31
ALERUS FINANCIAL CORP
filed 2022-03-11
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2021, was approximately $470,221,030 (based on the closing price on The Nasdaq Capital Market on that date of $29.01). The number of shares of the registrant’s common stock outstanding at February 28, 2022 was 17,261,642.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 10, 2022.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, including due to supply chain disruptions, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in response to the pandemic;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the Current Expected Credit Loss, or CECL, standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including rising rates of inflation;
●	overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	our ability to implement our organic and acquisition growth strategies;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party services;

●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies;
●	our ability to successfully manage liquidity risk, especially in light of recent excess liquidity at the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	potential impairment to the goodwill we recorded in connections with past acquisitions;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risks associated with our business, including the effects of anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, or LIBOR, as well as other alternative reference rates;
●	changes to the U.S. or state tax laws, regulations and guidance including proposals to increase the federal corporate tax rate;
●	talent and labor shortages and employee turnover;
●	possible federal and vaccine mandates;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank
●	the impact of inflation and anticipated interest rate increases; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission, or SEC.

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

As of December 31, 2021, we had $3.4 billion of total assets, $1.8 billion of total loans, $2.9 billion of total deposits, $359.4 million of stockholders’ equity, $36.7 billion of assets under administration/management in our retirement and benefit services segment, and $4.0 billion of assets under administration/management in our wealth management segment. For the year ended December 31, 2021, we had $1.8 billion of mortgage originations.

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

Recent Developments

On December 8, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with MPB BHC, Inc. and Arizona corporation, or MPB, pursuant to which MPB will merge into the Company, with the Company as the surviving corporation, or the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, MPB shareholders will have the right to receive 0.74, or the Exchange Ratio, shares of common stock of the Company for each share of common stock of MPB. The Exchange Ratio is subject to potential downward adjustment, as described in the Merger Agreement. Based upon our closing share price of $31.43 on December 7, 2021, the implied per share purchase price is $23.26, with an aggregate transaction value of approximately $85.3 million, including $4.3 million in consideration for option holders. Holders of options to purchase shares of MPB common stock which are outstanding and unexercised immediately prior to the closing will be canceled in exchange for right to receive cash based on the Exchange Ratio, as described by the Merger Agreement.

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

Deposits. We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide our major source of funds from individuals, businesses and local governments. As of December 31, 2021, core deposits totaled $2.8 billion or 96.9% of our total deposits. Our deposit portfolio includes synergistic deposits from our retirement and benefits services and wealth management segments. As of December 31, 2021, these synergistic deposits totaled $669.0 million. We also offer an HSA deposit program to attract low cost deposits. As of December 31, 2021, we had $153.2 million of HSA deposits which are included in the synergistic deposit total.

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

Mortgage

Our mortgage business offers first and second mortgage loans through a centralized mortgage unit located in Minneapolis, Minnesota, as well as through our banking office locations. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In 2021, approximately 51.2% of the loans made by our mortgage division were for the purchase of a residential property, compared to 48.8% for the refinance of an existing mortgage. We source most of our residential mortgage loans from the Minneapolis-St. Paul-Bloomington metropolitan statistical area, or the Twin Cities MSA, and for the year ended December 31, 2021, approximately 90.2% of the total mortgage loans were attributable to that market, compared to 6.6% attributable to the North Dakota market and 3.2% attributable to the Phoenix-Mesa-Scottsdale metropolitan statistical area, or the Phoenix MSA. We believe there is an opportunity to expand our mortgage loan pipeline in these other markets, especially in the Phoenix MSA. Although we originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2021, we had mortgage loans held for sale of $46.5 million from the residential mortgage loans we originated. For the year ended December 31, 2021, our mortgage segment originated $1.8 billion of mortgage loans.

Our Banking Market Areas

Our primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to our offices located in our banking markets, our retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and New Hampshire.

North Dakota

Our corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with two other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. We believe this market is rich in low-cost, core deposits and is strengthened by the Bakken Oil region. We can use these low-cost, core deposits to fund loans in our higher growth metropolitan markets.

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

Minnesota

We serve the Minnesota market through six full-service banking offices all located in the Twin Cities MSA. The Twin Cities MSA had total deposits of $222.4 billion as of June 30, 2021 and ranks as the 16th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment, and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

Arizona

We serve the Arizona market through our full-service banking offices located in Scottsdale and Mesa, Arizona. The Phoenix MSA had total deposits of $161.1 billion as of June 30, 2021 and ranks as the 20th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is a large and growing market, with a total population of approximately 4.9 million as of July 1, 2019, making it the 10th largest metropolitan statistical area in the United States. The Phoenix MSA is defined by attractive market demographics, including a large number of high- net- worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

Our National Market

Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. To help us track retirement and benefit services business clients that reside outside of our banking markets, we recently formalized a “National Market” with a separately appointed National Market President to oversee the development of the market’s client base. Retirement and benefit services assets under administration/management, wealth management assets under administration/management, loans and deposits attributable to the National Market were $28.4 billion, $577.9 million, $38.6 million and $671.3 million, respectively, as of December 31, 2021, representing approximately 77.4%, 14.3%, 2.2% and 23.0%, respectively of our total retirement and benefit services assets under administration/management, wealth management assets under administration/management, loans and deposits as of that date.

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

Human Capital Resources

The Company and its subsidiaries employ a total of 836 employees, of which approximately:

●	779 are full-time employees; and
●	57 are part-time employees.

Our workforce further breaks down into the following categories:

●	gender: male 284, female 552; and
●	ethnicity: 758 white, 78 identify as either Native American Indian, Asian, African American, Hispanic, or Latino.

The Company has four operating segments with the following employees:

●	Banking: 94 employees;
●	Mortgage: 111 employees;
●	Retirement and Benefits: 224 employees; and
●	Wealth Management: 21 employees.

The client service divisions include

●	Sales and Service 222 employees;
●	Client Service Center: 35 employees; and
●	Staff areas consisting of Human Resources, Information Technology, Audit, Legal, Compliance, and the Executives consist of 129 employees.

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

The Company’s compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically, we compensate our employees through a combination of base salary, sales incentive programs, an annual performance bonus program tied to individual, team and company success measures and a long-term equity program tied to Company long-term performance. Each element of compensation is designed to achieve a compensation package that is competitive in our markets and within our industry. The Company hired compensation consultants FW Cook to perform compensation analysis and benchmarking compared to the peer group for executive compensation plans. For all other areas, the Company hired McLagan a division of Aon, to provide benchmarking and analysis for base salary structures and sales incentive programs.

Our benefits package provides employees medical, dental, vision, life, disability and accidental death insurance and paid time off benefits. We also provide our employees with retirement benefits designed to assist our employees with planning for and securing appropriate levels of income during retirement. We believe these plans help us attract and retain quality employees by offering benefits comparative with those offered by our competitors.

The Company provides policies and training on ethical conduct. We maintain an open-door policy to encourage open communication, feedback and discussion about any matter of importance to any employees. The Company hired Lighthouse Services to provide employees with a confidential reporting mechanism for misconduct, including discrimination, ethics, harassment and hostility, human resource issues, privacy, security and safety.

Corporate Information

Our principal executive office is located at 401 Demers Avenue, Grand Forks, North Dakota 58201, and our telephone number at that address is (701) 795-3200. Our website address is www.alerus.com. The information contained on our website is not a part of, or incorporated by reference into, this report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its SEC filings for viewing or downloading free of charge through its website at www.alerus.com. After accessing the website, the filings are available upon selecting “Investor Relations” and “SEC Filings.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

Alerus Financial Corporation, a financial holding company, and its subsidiary, Alerus Financial, N.A., a national banking association, are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Board of Governors of the Federal Reserve System, or Federal Reserve, and the Bank’s primary regulator, the Office of the Comptroller of the Currency, or OCC, as well as the FDIC, as the insurer of our deposits, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate, and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or the Regulatory Relief Act, eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms have been favorable to our operations.

The supervisory framework for U.S. banking organizations subjects’ banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and they took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued using virtual bank examinations in 2022.

For information on the impact of the COVID-19 pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The United States banking regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.

Not only did Basel III increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital

(primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios, as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction, must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2021: (i) the Bank was not subject to a directive from the OCC to increase its capital; and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We were also in compliance with the capital conservation buffer of 2.5% as of December 31, 2021.

Prompt Corrective Action. The concept of being “well-capitalized” is part of a regulatory regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing, and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements. We are subject to the complex consolidated capital requirements of the Basel III Rule, see “—the Role of Capital” above.

Dividend Payments. Our ability to pay dividends to stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law, or the DGCL. The DGCL allows us to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

The Bank’s Retirement and Benefits and Wealth Management business segments are subject to separate examination as trust activities (generally on the same cycle as safety and soundness examinations). The OCC’s trust examinations evaluate compliance with applicable law, management ability, operations, internal controls, and auditing, earnings, compliance, and asset management. These business segments are subject to a multitude of state laws (trust law is a state concept) and federal laws to which the Bank and each individual account are subject. These include trust investment law, securities law, banking law, tax law, contract law, anti-money laundering requirements, environmental law, consumer protection law, criminal law, and the U.S. Department of the Treasury’s Office of Foreign Assets Control laws and regulations. The Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code are the primary sources of law governing the structure, administration, and operation of employee benefit plans. The U.S. Department of Labor is responsible for administering and enforcing ERISA.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter. The reserve ratio remained at 1.27% as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2021, the Bank paid supervisory assessments to the OCC totaling $466 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2022 are discussed under Item 1A – Risk Factors. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of the bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate, or CRE, is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2021, we did not exceed the guidelines for CRE lending.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd – Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Credit Risks

●	Our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;

●	new or revised accounting standards, including as a result of the future implementation of the CECL standard;
●	business and economic conditions in our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio; and
●	the level of nonperforming assets on our balance sheet.

Operational, Strategic and Reputational Risks

●	The impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party services;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the LIBOR as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	labor shortages;
●	any material weaknesses in our internal control over financial reporting; and
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events.

Liquidity and Funding Risks

●	Our ability to successfully manage liquidity risk;
●	concentrations of large depositors; and
●	our dependence on dividends from the Bank.

Legal, Accounting and Compliance Risks

●	The effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us; and
●	the impact of recent and future legislative and regulatory changes.

COVID-19 Pandemic-Related Risks

●	The effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic.

Market and Interest Rate Risks

●	Interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio; and
●	governmental monetary, trade and fiscal policies.

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

As of December 31, 2021, our allowance for loan losses as a percentage of total loans was 1.80% and as a percentage of total nonperforming loans was 1,437.05%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The CECL accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in North Dakota, Minnesota and Arizona, although we also pursue business opportunities nationally. As of December 31, 2021, 94.7% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota and Arizona may affect our business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota or Arizona or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the assets under administration, or AUA, and assets under management, or AUM, of our retirement and benefit services and wealth management businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. Our business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2021, approximately 72.6% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, adverse weather events, including tornados, wildfires, flooding, and mudslides, can cause damage to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Commercial and industrial loans represented 24.8% of our total loan portfolio at December 31, 2021. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2021, we had $639.5 million of commercial real estate loans, consisting of $496.1 million of loans secured by nonfarm nonresidential properties, $75.3 million of loans secured by multifamily residential properties, $40.6 million of construction and land development loans and $27.5 million of loans secured by farmland. Commercial real estate loans represented 36.4% of our total loan portfolio and 186.9% of the Bank’s total capital at December 31, 2021. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 2.3% of our total loan portfolio as of December 31, 2021. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $2.2 million, or 0.12% of our total loan portfolio, and our nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned) totaled $3.1 million, or 0.09% of total assets. If Paycheck Protection Program, or PPP, loans were excluded from total loans, the nonperforming loans would have been 0.13% of our total loan portfolio, and nonperforming assets as a ratio of total assets would have been 0.09%. In addition, we had $2.3 million in accruing loans that were 31-89 days delinquent as of December 31, 2021.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2021, our 10 largest borrowing relationships accounted for approximately 6.6% of our total loan portfolio. We have established an informal, internal limit on loans to one borrower, principal or guarantor, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2021, we had $885 thousand of foreclosed assets, which consisted of properties that we obtained through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

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

A significant portion of our revenue results from fee-based services provided by our retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2021, noninterest income represented approximately 62.9% of our total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from our retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants we provide retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If we are unable to maintain our number of plans, participants and AUA and AUM at historical or greater levels, our fee income derived from this business may decline. For example, in a typical year we expect to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations, mergers and acquisition activity. In 2021, we experienced outflows of $6.0 billion in our retirement and benefit services division partially offset by inflows of $5.6 billion.

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

While a key element of our business strategy is to grow our banking franchise and increase our market share through organic growth, we intend to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. For example, on December 8, 2021, we announced the acquisition of MPB BHC, Inc., holding company for Metro Phoenix Bank in Phoenix, Arizona. Although we intend to continue to grow our business through organic growth and strategic acquisitions, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. However, we may not be able to identify suitable acquisition targets or even if we do, we may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within our existing business framework. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Our ability to execute on acquisition opportunities may require us to raise additional capital and to increase our capital position to support the growth of our franchise. It will also depend on market conditions over which we have no control. Moreover, certain acquisitions may require the approval of our bank regulators, and we may not be able to obtain such approvals on acceptable terms, if at all.

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

In 2021, our retirement and benefit services business experienced outflows of AUA and AUM of $6.0 billion, due to withdrawals, client turnover, plan terminations, and mergers and acquisition activity. We believe this level of runoff is typical in the industry. To maintain and grow this business, we believe we need to be an active acquirer and seek to complete acquisitions of retirement administration providers if we are able to find quality acquisition opportunities. If we are unable to source a pipeline of potential acquisitions of companies that we determine are a good strategic fit for our Company, our retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our noninterest income could decrease.

We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions, market volatility or other factors beyond our control could adversely affect our ability to originate residential real estate loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income but could adversely impact the estimated fair value of our Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities.

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

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, which consists of Katie Lorenson, our President and Chief Executive Officer, Alan Villalon, our Chief Financial Officer, Ann McConn, our Chief Shared Services Officer, and Karin Taylor, our Chief Risk Officer. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market areas. The loss of any of the members of our executive management team or any of our other key personnel, including our client advisors, could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel and ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

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

Our success and growth strategy also depends on our continued ability to attract and retain experienced employees for all of our business lines. We may face difficulties in recruiting and retaining personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for high quality personnel is strong and we may not be successful in attracting or retaining the personnel we require. In particular, many of our competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration, and business development before we are able to determine whether a new employee will be profitable or effective in his or her role. If we are unable to attract and retain a successful customer development and management team or if our customer development and management team fails to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be negatively affected.

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

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, financial condition, results of operations and growth prospects.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

Our use of third-party vendors, including the financial technology company we partner with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank junior in priority to all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2021, we had $50.0 million of subordinated notes payable and $8.7 million of junior subordinated debentures outstanding. In the first quarter of 2021, we redeemed our previously issued subordinated debt with a rate of 5.75% and issued new subordinated debt to the Bank of North Dakota with an initial fixed rate of 3.50%. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

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

Our client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services, either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Liquidity and Funding Risks

Liquidity risks could affect our operations and jeopardize our business, financial condition, results of operations and growth prospects.

Liquidity is essential to our business. Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, and from other sources could have a substantial negative effect on our liquidity. We are currently experiencing higher than normal levels of liquidity and are facing challenges on how to invest or deploy the excess funds. This increased liquidity and an uptick in the competition for loans have created additional downward pressure on our net interest margin in recent periods.

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

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2021, we had pledged $185.5 million of investment securities for this purpose, which represented approximately 15.4% of our total securities portfolio. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve and the FHLB. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

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

We supplement our core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2021, we had no secured or unsecured FHLB advances or fed funds purchased from the FHLB. Our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2021, our advances from the FHLB were collateralized by $677.7 million of real estate loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2021, our 10 largest depositor relationships accounted for approximately 16.4% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their accounts. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on our debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2021, the Bank had the capacity to pay the Company a dividend of up to $92.7 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

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

We did not perform an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting under the standards of the Public Company Accounting Oversight Board, or PCAOB, as of any balance sheet date reported in our financial statements as of December 31, 2021. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

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

As of December 31, 2021, we had goodwill of $31.5 million, or 8.8% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties or government agencies make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2021, our net deferred tax asset was $11.6 million.

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

As of December 31, 2021, the Bank did not exceed these guidelines.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards, such as CECL, that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, financial results or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018, or the CCPA. This new law became effective on January 1, 2020 and provides consumers with expansive rights and control over their personal information, which is obtained by or shared with “covered businesses,” including for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against because of choices regarding the consumer’s personal information.

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

COVID-19 Pandemic-Related Risks

The COVID-19 pandemic, including the spread of the new variants, has disrupted the U.S. economy and negatively affected the banking industry. The pandemic adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus have and may continue to have significant economic effects. The impact of these variants cannot be predicted. As a result, we expect the impact of COVID-19 could continue to be volatile, and last for a significant and indeterminate period. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans and declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Recent supply chain disruptions caused primarily by the pandemic have negatively affected certain of our commercial customers. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus have and may continue to have significant economic effects. The impact of these variants cannot be predicted. As a result, we expect the impact of COVID-19 could continue to be volatile, and last for a significant and indeterminate period. Recent supply chain disruptions caused primarily by the pandemic have negatively affected certain of our commercial customers. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still not be able to satisfy their financial obligations to us.

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

Fluctuations in interest rates, which are expected to increase in 2022, may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are dependent, in part, on our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by our retirement and benefit services and wealth management businesses which may have a negative impact on our fee income. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which we compete. As of December 31, 2021, we had $938.8 million of non-maturity, noninterest bearing deposit accounts and $1.7 billion of non-maturity interest-bearing deposit accounts. Interest rates for interest-bearing accounts have been at historically low levels due to market conditions, although in recent periods, banks and financial institutions started to increase rates in response to a series of increases made by the Federal Reserve in the targeted fed funds rate from 2015 through 2018 and market competition. We do not know what market rates will eventually be, especially given the recent guidance by the Federal Reserve regarding targeted increases in 2022. We have started to offer higher interest rates to maintain current clients or attract new clients, and as a result, our interest expense has increased in recent periods and may increase further, perhaps materially. If we fail to offer interest in a sufficient amount to keep these non-maturity deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2021, the fair value of our securities portfolio was approximately $1.2 billion, or 35.5% of our total assets. Factors beyond our control can significantly influence and cause potential adverse changes to the fair value of securities in our portfolio. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions and other factors, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 401 Demers Avenue, Grand Forks, North Dakota 58201. In addition to our corporate headquarters, which includes a full service banking office, we operate two other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, one full-service banking office located in Northwood, North Dakota, six full-service banking offices located in the Twin Cities MSA, one full-service banking office located in the Phoenix MSA and one full-service banking office located in Mesa, Arizona. We offer retirement and benefits, wealth management and mortgage products and services at all of our full-service banking offices. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. We monitor client behavior and interactions with our banking and other offices, and in recent periods, we have shifted financial resources away from physical locations to technology solutions, as client demands continue to change. We have remodeled several locations to utilize our spaces in a more efficient manner. As of December 31, 2021, seven of our office properties were owned and 11 of our offices properties were leased.

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

Shareholders

As of February 28, 2022, the Company had 231 holders of record of the Company’s common stock and an estimated 2,313 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Stock Repurchase Plans

The following table presents information related to repurchases of our common stock for each calendar month in the fourth quarter of 2021.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
October	—	$—	—	770,000
November	—	—	—	770,000
December	—	—	—	770,000
Total	—	$—	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2021, with the cumulative return of the Nasdaq Composite Index and the total return of the SNL-U.S. Banks, Midwest Region Index. This comparison assumes $100.00 was invested on September 13, 2019, the date of our initial public offering, and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Total Return Performance

Index Value
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
09/13/2019
12/31/2019
12/31/2020
12/31/2021
Period Ending
Alerus Financial Corporation
Nasdaq Composite Index
S&P U.S. Banks - Midwest Region Index

	September 13,	December 31,	December 31,	December 31,
	2019	2019	2020	2021
Alerus Financial Corporation	$100.00	$105.21	$129.70	$141.67
Nasdaq Composite Index	100.00	109.73	157.62	191.34
S&P U.S. Banks - Midwest Region Index	100.00	107.90	91.77	122.56

The banks in the custom peer group, SNL-U.S. Banks, Midwest Region Index, include all major exchange (NYSE, NYSE American, NASDAQ) banks in SNL’s coverage universe headquartered in Iowa, Indiana, Illinois, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock and we currently intend to maintain or increase our current dividend levels in future quarters. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, economic conditions, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through December 31, 2021, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

ITEM 6. [RESERVED]

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

As of December 31, 2021, we had $3.4 billion of total assets, $1.8 billion of total loans, $2.9 billion of total deposits, $359.4 million of stockholders’ equity, $36.7 billion of AUA/AUM in our retirement and benefit services segment, and $4.0 billion of AUA/AUM in our wealth management segment. For the year ended December 31, 2021, we had $1.8 billion of mortgage originations.

Recent Developments

Impact of COVID-19

As of December 31, 2021, the COVID-19 pandemic remained ongoing, The COVID-19 pandemic has created disruptions in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans, and many of these effects are continuing. In 2021, the U.S. economy began reopening and wider distribution of vaccines encouraged increased economic activity. The progression of the COVID-19 pandemic in the United States did not have an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2021. Nonetheless, the economic recovery could remain gradual and uneven and could be hindered by persistent or resurgent infection rates, particularly given uncertainty with respect to the disruption and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

Effects on Our Market Areas. Our primary banking market areas are the states of North Dakota, Minnesota, and Arizona. Our retirement and benefit services segment serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate one retirement and benefits services office in Minnesota, one in Michigan and one in Colorado.

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

Shareholder Dividend and Stock Repurchases

On January 19, 2022 the Board of Directors of the Company declared a quarterly cash dividend of $0.16 per common share. This dividend is payable on April 8, 2022, to stockholders of record on March 18, 2022.

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. As of December 31, 2021, no shares had been repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

Noninterest Income

Noninterest income primarily consists of the following:

●	Our retirement and benefit services business, which includes retirement plan administration, retirement plan investment advisory, HSA, ESOP, payroll and other benefit services, is our Company’s largest source of noninterest income. Over half of our retirement and benefit services fees are transaction or participant based fees and are impacted by the number of plans and participants. The remainder of noninterest income is based on the market value of the related AUA and AUM and impacted by the level of contributions, withdrawals, new business, lost business and fluctuation in market values.
●	Wealth management includes personal trust, investment and brokerage services. Our Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Mortgage noninterest income consists of gains on originating and selling mortgages and origination fees. Mortgage gains are primarily impacted by the level of originations, amount of loans sold, the type of loans sold and market conditions.
●	Service charges on deposit accounts are comprised of income generated through deposit account related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies we hold on to certain key employees, loan servicing income

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

Investment securities—Investment securities can be classified as trading, available-for-sale, held-to-maturity and equity. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of stockholders’ equity, and do not affect earnings until realized. The fair values of investment securities are generally determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility. Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than-temporarily impaired. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded in current earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security, and it is not likely that we will be required to sell the debt security prior to recovery of the full value of its amortized cost basis.

Allowance for loan losses—The allowance for loan losses reflects management’s best estimate of probable loan losses in our loan portfolio. Determination of the allowance for loan losses is inherently subjective. It requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, appraisal values of underlying collateral for collateralized loans, and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience, adjusted for consideration of economic trends, collateral values, trends in past due loans and other factors, all of which may be susceptible to significant change.

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available-for-sale and derivative financial instruments. As of December 31, 2021, and 2020, $857.0 million or 25.3% and $605.7 million, or 20.1%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities. The fair value of financial assets on a recurring basis are classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2021 and 2020, $1.4 million and $2.9 million, respectively represented less than 1% of our total liabilities in those years and were classified as Level 2 of the fair value hierarchy. We have no fair value assets or liabilities classified in Level 3 of the fair value hierarchy.

A further discussion regarding the fair value of assets and liabilities, and the classification of Level 1, 2, and 3 hierarchies, is disclosed in Note 28 (Fair Value of Assets and Liabilities) of the Company’s audited consolidated financial statements included elsewhere in this report.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2021.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2021	2020	2019	2018	2017
Selected Income Statement Data
Net interest income	$87,099	$83,846	$74,551	$75,224	$67,670
Provision for loan losses	(3,500)	10,900	7,312	8,610	3,280
Noninterest income	147,387	149,371	114,194	102,749	103,045
Noninterest expense	168,909	163,799	142,537	136,325	134,920
Income before income taxes	69,077	58,518	38,896	33,038	32,515
Income tax expense	16,396	13,843	9,356	7,172	17,514
Net income (1)	$52,681	$44,675	$29,540	$25,866	$15,001
Per Common Share Data
Earnings - basic	$3.02	$2.57	$1.96	$1.88	$1.10
Earnings - diluted	$2.97	$2.52	$1.91	$1.84	$1.07
Dividends declared	$0.63	$0.60	$0.57	$0.53	$0.48
Tangible book value per common share (1)(2)	$17.87	$16.00	$14.08	$10.68	$9.14
Average shares outstanding - basic	17,189	17,106	14,736	13,763	13,653
Average shares outstanding - diluted	17,486	17,438	15,093	14,063	14,007
Selected Performance Ratios
Return on average total assets (1)	1.66%	1.61%	1.34%	1.21%	0.75%
Return on average common equity (1)	15.22%	14.40%	12.78%	13.81%	8.49%
Return on average tangible common equity (1)(2)	18.89%	17.74%	17.46%	21.02%	18.04%
Noninterest income as a % of revenue	62.86%	64.05%	60.50%	57.73%	60.36%
Net interest margin (taxable-equivalent basis) (2)	2.90%	3.22%	3.65%	3.84%	3.74%
Efficiency ratio (2)	70.02%	68.40%	73.22%	73.80%	75.36%
Dividend payout ratio	21.21%	23.81%	29.84%	28.82%	44.82%
Average equity to average assets	10.89%	11.18%	10.45%	8.80%	8.83%
Selected Balance Sheet Data - Period Ending
Loans (3)	$1,758,020	$1,979,375	$1,721,279	$1,701,850	$1,574,474
Allowance for loan losses	(31,572)	(34,246)	(23,924)	(22,174)	(16,564)
Investment securities	1,205,710	592,342	313,158	254,878	274,411
Assets	3,392,691	3,013,771	2,356,878	2,179,070	2,136,081
Deposits (4)	2,920,551	2,571,993	1,971,316	1,775,096	1,834,962
Long-term debt	58,933	58,735	58,769	58,824	58,819
Total stockholders’ equity (5)	359,403	330,163	285,728	196,954	179,594
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	(0.04)%	0.03%	0.33%	0.18%	0.16%
Nonperforming loans to total loans	0.12%	0.26%	0.45%	0.41%	0.37%
Nonperforming assets to total assets	0.09%	0.17%	0.33%	0.33%	0.30%
Allowance for loan losses to total loans	1.80%	1.73%	1.39%	1.30%	1.05%
Allowance for loan losses to nonperforming loans	1,437.05%	674.13%	305.66%	318.45%	282.04%
Other Data
Retirement and benefit services assets under administration/management	$36,732,938	$34,199,954	$31,904,648	$27,812,149	$29,366,365
Wealth management assets under administration/management	$4,039,931	$3,338,594	$3,103,056	$2,626,815	$2,701,966
Mortgage originations	$1,836,064	$1,778,977	$946,441	$779,708	$867,253
(1)	Excluding a one-time $4.8 million expense related to the revaluation of our deferred tax assets in 2017, our net income, ROAA, ROAE, and ROATCE would have been $19.8 million, 0.99%, 11.21%, and 18.04%, respectively. These adjusted metrics represent non-GAAP financial measures. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(3)	Excludes loans held for branch sale at 2018.
(4)	Excludes deposits held for sale at 2018.
(5)	Includes ESOP-owned shares.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Tangible common equity to tangible assets
Total common stockholders’ equity	$359,403	$330,163	$285,728	$196,954	$179,594
Less: Goodwill	31,490	30,201	27,329	27,329	27,329
Less: Other intangible assets	20,250	25,919	18,391	22,473	27,111
Tangible common equity (a)	307,663	274,043	240,008	147,152	125,154
Total assets	3,392,691	3,013,771	2,356,878	2,179,070	2,136,081
Less: Goodwill	31,490	30,201	27,329	27,329	27,329
Less: Other intangible assets	20,250	25,919	18,391	22,473	27,111
Tangible assets (b)	3,340,951	2,957,651	2,311,158	2,129,268	2,081,641
Tangible common equity to tangible assets (a)/(b)	9.21%	9.27%	10.38%	6.91%	6.01%
Tangible book value per common share
Total common stockholders’ equity	$359,403	$330,163	$285,728	$196,954	$179,594
Less: Goodwill	31,490	30,201	27,329	27,329	27,329
Less: Other intangible assets	20,250	25,919	18,391	22,473	27,111
Tangible common equity (c)	307,663	274,043	240,008	147,152	125,154
Total common shares issued and outstanding (d)	17,213	17,125	17,050	13,775	13,699
Tangible book value per common share (c)/(d)	$17.87	$16.00	$14.08	$10.68	$9.14

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Return on average tangible common equity
Net income	$52,681	$44,675	$29,540	$25,866	$15,001
Add: Intangible amortization expense (net of tax)	3,460	3,129	3,224	3,664	3,655
Remeasurement due to tax reform	—	—	—	—	4,818
Net income, excluding intangible amortization (e)	56,141	47,804	32,764	29,530	23,474
Average total equity	346,059	310,208	231,084	187,341	176,779
Less: Average goodwill	30,385	27,439	27,329	27,329	27,329
Less: Average other intangible assets (net of tax)	18,548	13,309	16,101	19,522	19,358
Average tangible common equity (f)	297,126	269,460	187,654	140,490	130,092
Return on average tangible common equity (e)/(f)	18.89%	17.74%	17.46%	21.02%	18.04%
Net interest margin (tax-equivalent)
Net interest income	$87,099	$83,846	$74,551	$75,224	$67,670
Tax-equivalent adjustment	492	455	347	462	865
Tax-equivalent net interest income (g)	87,591	84,301	74,898	75,686	68,535
Average earning assets (h)	3,018,172	2,618,427	2,052,758	1,970,004	1,833,002
Net interest margin (tax-equivalent) (g)/(h)	2.90%	3.22%	3.65%	3.84%	3.74%
Efficiency ratio
Noninterest expense	$168,909	$163,799	$142,537	$136,325	$134,920
Less: Intangible amortization expense	4,380	3,961	4,081	4,638	5,623
Adjusted noninterest expense (i)	164,529	159,838	138,456	131,687	129,297
Net interest income	87,099	83,846	74,551	75,224	67,670
Noninterest income	147,387	149,371	114,194	102,749	103,045
Tax-equivalent adjustment	492	455	347	462	865
Total tax-equivalent revenue (j)	234,978	233,672	189,092	178,435	171,580
Efficiency ratio (i)/(j)	70.02%	68.40%	73.22%	73.80%	75.36%
Adjusted net income and ratios for 2017 tax reform
Net income					$15,001
Remeasurement due to tax reform					4,818
Adjusted net income (k)					$19,819
Average assets (l)					2,001,503
Average equity (m)					176,779
Adjusted return on average assets (excluding the remeasurement due to tax reform) (k)/(l)					0.99%
Adjusted return on average equity (excluding the remeasurement due to tax reform) (k)/(m)					11.21%

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2021 are compared to the results for the year ended December 31, 2020, and the consolidated financial condition of the Company as of December 31, 2021 is compared to December 31, 2020. Results of operations for the year ended December 31, 2020 compared to results for the year ended December 31, 2019, can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2020 annual report on Form 10-K filed with the SEC on March 12, 2021.

Summary

Net income for the year ended December 31, 2021, was $52.7 million, an increase of $8.0 million, or 17.9%, compared to $44.7 million for the year ended December 31, 2020. Diluted earnings per common share were $2.97 in 2021, compared to $2.52 in 2020. Return on average total assets was 1.66% in 2021, compared to 1.61% for 2020. The increase in net income was primarily due to a decrease of $14.4 million in provision for loan losses expense and an increase of $3.3 million in net interest income, partially offset by a decrease of $2.0 million in noninterest income and a

$5.1 million increase in noninterest expense. The decrease in provision for loan losses expense was primarily driven by a $3.5 million reversal of provision expense as well as $826 thousand in net recoveries, a result of improvements in credit quality indicators. Net interest income increased primarily due to a $5.2 million decrease in interest expense paid on deposits and a $5.2 million increase in interest income from investment securities, partially offset by an $8.3 million decrease on interest income from loans. Noninterest income decreased as a result of a $13.1 million decrease in mortgage banking revenue. Noninterest expense increased primarily due to increases of $4.2 million in compensation expense and $2.0 million increase in employee taxes and benefits expense.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent, or FTE

Net interest income totaled $87.1 million in 2021, an increase of $3.3 million, or 3.9%, from 2020. Net interest margin decreased 32 basis points to 2.90%, in 2021, from the 3.22% reported in 2020. The decrease in net interest margin was primarily a result of a 60 basis point decrease in the average yield on interest earning assets which was partially offset by a corresponding decrease of 43 basis points in the average rate paid on interest-bearing liabilities. These decreases were largely driven by a shift in balance sheet mix as the average balance of interest-bearing deposits with banks increased $60.3 million and the average balance on investment securities increased $439.1 million while the average balance on loans held for investment decreased $86.9 million and the average balance on loans held for sale decreased $13.2 million.

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

	Year ended December 31,
	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$222,916	$322	0.14%	$162,616	$664	0.41%	34,876	$656	1.88%
Investment securities (1)	864,273	14,172	1.64%	425,219	8,999	2.12%	266,204	6,586	2.47%
Loans held for sale	65,968	1,494	2.26%	79,201	1,948	2.46%	36,035	1,138	3.16%
Loans
Commercial:
Commercial and industrial	579,002	28,445	4.91%	687,266	31,600	4.60%	500,652	27,288	5.45%
Real estate construction	41,751	1,712	4.10%	32,804	1,488	4.54%	23,625	1,287	5.45%
Commercial real estate	571,326	21,523	3.77%	523,219	21,884	4.18%	448,869	22,237	4.95%
Total commercial	1,192,079	51,680	4.34%	1,243,289	54,972	4.42%	973,146	50,812	5.22%
Consumer
Residential real estate first mortgage	477,621	16,575	3.47%	463,174	18,391	3.97%	455,635	19,257	4.23%
Residential real estate junior lien	131,412	6,093	4.64%	159,844	7,696	4.81%	184,972	10,422	5.63%
Other revolving and installment	57,574	2,537	4.41%	79,238	3,621	4.57%	93,226	4,336	4.65%
Total consumer	666,607	25,205	3.78%	702,256	29,708	4.23%	733,833	34,015	4.64%
Total loans (1)	1,858,686	76,885	4.14%	1,945,545	84,680	4.35%	1,706,979	84,827	4.97%
Federal Reserve/FHLB Stock	6,329	276	4.36%	5,846	266	4.55%	8,664	440	5.08%
Total interest earning assets	3,018,172	93,149	3.09%	2,618,427	96,557	3.69%	2,052,758	93,647	4.56%
Noninterest earning assets	160,648			156,713			159,235
Total assets	$3,178,820			$2,775,140			$2,211,993
Interest-Bearing Liabilities
Interest-bearing demand deposits	$697,276	$987	0.14%	$551,861	$1,624	0.29%	$428,162	$1,995	0.47%
Money market and savings deposits	1,023,677	1,500	0.15%	920,072	4,863	0.53%	681,621	8,320	1.22%
Time deposits	215,624	1,174	0.54%	203,413	2,356	1.16%	186,781	3,019	1.62%
Fed funds purchased	3	—	—%	80	—	—%	71,421	1,805	2.53%
Long-term debt	50,759	1,897	3.74%	58,742	3,413	5.81%	58,789	3,610	6.14%
Total interest-bearing liabilities	1,987,339	5,558	0.28%	1,734,168	12,256	0.71%	1,426,774	18,749	1.31%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	784,998			673,676			512,586
Other noninterest-bearing liabilities	60,424			57,088			41,549
Stockholders’ equity	346,059			310,208			231,084
Total liabilities and stockholders’ equity	$3,178,820			$2,775,140			$2,211,993
Net interest income		$87,591			$84,301			$74,898
Net interest rate spread			2.81%			2.98%			3.25%
Net interest margin on FTE basis (1)			2.90%			3.22%			3.65%
(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0% .

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

	Year ended December 31, 2021			Year ended December 31, 2020
	Compared with			Compared with
	Year ended December 31, 2020			Year ended December 31, 2019
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$247	$(589)	$(342)	$2,402	$(2,394)	$8
Investment securities	9,308	(4,135)	5,173	3,928	(1,515)	2,413
Loans held for sale	(326)	(128)	(454)	1,364	(554)	810
Loans
Commercial:
Commercial and industrial	(4,980)	1,825	(3,155)	10,170	(5,858)	4,312
Real estate construction	406	(182)	224	500	(299)	201
Commercial real estate	2,011	(2,372)	(361)	3,680	(4,033)	(353)
Total commercial	(2,563)	(729)	(3,292)	14,350	(10,190)	4,160
Consumer
Residential real estate first mortgage	574	(2,390)	(1,816)	319	(1,185)	(866)
Residential real estate junior lien	(1,368)	(235)	(1,603)	(1,415)	(1,311)	(2,726)
Other revolving and installment	(990)	(94)	(1,084)	(650)	(65)	(715)
Total consumer	(1,784)	(2,719)	(4,503)	(1,746)	(2,561)	(4,307)
Total loans	(4,347)	(3,448)	(7,795)	12,604	(12,751)	(147)
Federal Reserve/FHLB Stock	22	(12)	10	(143)	(31)	(174)
Total interest income	4,904	(8,312)	(3,408)	20,155	(17,245)	2,910
Interest-bearing liabilities
Interest-bearing demand deposits	422	(1,059)	(637)	581	(952)	(371)
Money market and savings deposits	549	(3,912)	(3,363)	2,909	(6,366)	(3,457)
Time deposits	142	(1,324)	(1,182)	269	(932)	(663)
Short-term borrowings	—	—	—	(1,805)	—	(1,805)
Long-term debt	(464)	(1,052)	(1,516)	(3)	(194)	(197)
Total interest expense	649	(7,347)	(6,698)	1,951	(8,444)	(6,493)
Change in net interest income	$4,255	$(965)	$3,290	18,204	$(8,801)	$9,403

Provision for Loan Losses

There was a $3.5 million reversal of provision for loan losses for the year ended December 31, 2021, compared to $10.9 million of provision for loan losses for the year ended December 31, 2020. The negative provision for the year was driven by $826 thousand in net recoveries and improvements in credit quality indicators.

The provision for loan losses on off-balance sheet items, a component of “other expense” in our Consolidated Statements of Income, reflects management’s assessment of the adequacy of the allowance for loan losses on lending-related commitments. See “Financial Condition—Allowance for Loan Losses.”

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2021, 2020, and 2019.

	Year ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Retirement and benefit services	$71,709	$60,956	$10,753	17.6%	$60,956	$63,811	$(2,855)	(4.5)%
Wealth management	21,052	17,451	3,601	20.6%	17,451	15,502	1,949	12.6%
Mortgage banking	48,502	61,641	(13,139)	(21.3)%	61,641	25,805	35,836	138.9%
Service charges on deposit accounts	1,395	1,409	(14)	(1.0)%	1,409	1,772	(363)	(20.5)%
Net gains (losses) on investment securities	125	2,737	(2,612)	(95.4)%	2,737	357	2,380	666.7%
Other	4,604	5,177	(573)	(11.1)%	5,177	6,947	(1,770)	(25.5)%
Total noninterest income	$147,387	$149,371	$(1,984)	(1.3)%	$149,371	$114,194	$35,177	30.8%
Noninterest income as a % of revenue	62.9%	64.1%			64.1%	60.5%

Total noninterest income decreased by $2.0 million, or 1.3%, to $147.4 million in 2021, from $149.4 million for 2020. The decrease in noninterest income was primarily due to a $13.1 million decrease in mortgage banking revenue and a $2.6 million decrease in gain on the sale of investment securities, partially offset by a $10.8 million increase in retirement and benefit services and a $3.6 million increase in wealth management revenue. The decrease in mortgage banking revenue was primarily due to a $17.3 million decrease in the change in fair value of derivatives. Partially offsetting this decrease was a modest 2 basis point increase in the gain on sale margin and an increase in mortgage originations of $57.1 million, or 3.2%, from 2020. The increase in retirement and benefits services revenue was primarily driven by the December 2020 acquisition of Retirement Planning Services, Inc. and a $2.5 billion, or 7.4%, increase in assets under administration/management. Wealth management revenue increased $3.6 million due to an increase of $701.3 million in wealth management assets under administration/management.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 62.9% in 2021, down from 64.1% the prior year. The decrease in 2021 was due to a 1.3% decrease in noninterest income while net interest income increased by 3.9%.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2021, 2020, and 2019.

	Year ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Compensation	$93,386	$89,206	$4,180	4.7%	$89,206	$74,018	$15,188	20.5%
Employee taxes and benefits	22,033	20,050	1,983	9.9%	20,050	19,456	594	3.1%
Occupancy and equipment expense	8,148	10,058	(1,910)	(19.0)%	10,058	10,751	(693)	(6.4)%
Business services, software and technology expense	20,486	19,135	1,351	7.1%	19,135	16,381	2,754	16.8%
Intangible amortization expense	4,380	3,961	419	10.6%	3,961	4,081	(120)	(2.9)%
Professional fees and assessments	6,292	4,834	1,458	30.2%	4,834	4,011	823	20.5%
Marketing and business development	3,182	3,133	49	1.6%	3,133	3,162	(29)	(0.9)%
Supplies and postage	2,361	2,174	187	8.6%	2,174	2,722	(548)	(20.1)%
Travel	442	359	83	23.1%	359	1,787	(1,428)	(79.9)%
Mortgage and lending expenses	4,250	5,707	(1,457)	(25.5)%	5,707	2,853	2,854	100.0%
Other	3,949	5,182	(1,233)	(23.8)%	5,182	3,315	1,867	56.3%
Total noninterest expense	$168,909	$163,799	$5,110	3.1%	$163,799	$142,537	$21,262	14.9%

Total noninterest expense increased $5.1 million, or 3.1%, to $168.9 million for the year ended December 31, 2021, from $163.8 million for 2020. The increase in noninterest expense was primarily due to increases of $4.2 million in compensation expense, $2.0 million in employee taxes and benefits, $1.5 million in professional fees and assessments and $1.4 million in business services, software and technology expense, partially offset by decreases of $1.9 million in occupancy and equipment expense, $1.5 million in mortgage and lending expenses and $1.2 million in other noninterest expense. The increases in compensation expense and employee taxes and benefits expense were primarily due to the increase in mortgage originations as well as an increase in incentive awards due to the Company’s record financial performance. The increase in professional fees and assessments was primarily due to a $406 thousand increase in legal expenses as a result of a reclassification in expenses from business services, software and technology expense. Business services, software and technology increased due to investments in core processing software. Occupancy and equipment expense decreased due to the termination of facility leases and the closure of nine office locations in 2020 as we transitioned to a hybrid work environment. The decrease in mortgage and lending expenses was primarily the result of a $1.5 million decrease in the valuation of mortgage servicing rights. Other noninterest expense decreased, primarily due to a settlement recovery on a previous wire fraud loss accrual.

Income Taxes

For the year ended December 31, 2021, we recognized income tax expense of $16.4 million on $69.1 million of pre-tax income resulting in an effective tax rate of 23.7%, a modest change as compared to the same period in 2020, in which we recognized an income tax expense of $13.8 million on $58.5 million of pre-tax income, resulting in an effective tax rate of 23.6%.

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

The banking segment reported net income before taxes and indirect allocations of $51.6 million for the year ended December 31, 2021, an increase of $14.2 million compared to 2020. The increase was driven primarily by decreases of $14.4 million in provision for loan losses and $1.9 million in noninterest expense as well as a $1.8 million increase in net interest income, partially offset by a $3.9 million decrease in noninterest income.

Retirement and Benefit Services

Retirement and benefit services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping and administration; investment fiduciary services to retirement plans; HSA, flex spending account, and government health insurance program recordkeeping and administration services to employers; payroll and human resource information system services for employers. The division services approximately 7,500 retirement plans and more than 376,800 plan participants. In addition, the division employs nearly 300 professionals, and operates within our banking markets as well as Lansing, Michigan, Littleton, Colorado.

The retirement and benefit services segment reported net income before taxes and indirect allocations of $31.5 million for the year ended December 31, 2021, an increase of $5.8 million from $25.7 million for 2020. Revenue of

$71.7 million, comprised of $27.9 million in asset-based revenue and $43.8 million in participant and transaction revenues, increased $10.8 million or 17.6% primarily due to the acquisition of Retirement Planning Services, Inc.

The following table presents changes in the combined AUA and AUM for our retirement and benefit services segment for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
AUA & AUM balance beginning of period	$34,199,954	$31,904,648	$27,812,149
Acquired assets	—	1,258,382	—
Inflows (1)	5,589,925	4,829,449	5,009,789
Outflows (2)	(6,010,136)	(6,828,573)	(5,406,667)
Market impact (3)	2,953,195	3,036,048	4,489,377
AUA & AUM balance end of period	$36,732,938	$34,199,954	$31,904,648
Yield (4)	0.20%	0.18%	0.21%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment were $36.7 billion at December 31, 2021, an increase of $2.5 billion, or 7.4%, compared to the total at December 31, 2020. The increase was primarily driven by an increase of $3.0 billion related to market impact, partially offset by outflows outpacing inflows by $420.2 million.

Wealth Management

The wealth management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across our Company’s footprint.

Wealth management reported net income before taxes and indirect allocations of $12.2 million for the year ended December 31, 2021, an increase of $3.0 million, or 33.0%, from 2020. Noninterest income increased $3.6 million, or 20.6%, as compared to 2020, primarily due to an increase in combined AUA and AUM. Wealth management noninterest expense of $8.9 million increased $580 thousand, or 7.0%, from 2020 primarily due to an increase in direct allocation expenses.

The following table presents changes in the wealth management combined AUA and AUM, disaggregated by product, for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Dimension balance beginning of period	$1,754,647	$1,652,454	$1,276,905
Inflows (1)	881,980	402,787	545,606
Outflows (2)	(623,324)	(539,485)	(329,974)
Market impact (3)	201,043	238,891	159,917
Dimension balance end of period	$2,214,346	$1,754,647	$1,652,454
Yield (4)(6)	0.51%	0.49%	0.54%
Blue Print balance beginning of period	$569,936	$469,937	$348,605
Inflows (1)	162,537	131,436	117,846
Outflows (2)	(89,829)	(83,142)	(58,832)
Market impact (3)	73,668	51,705	62,318
Blue Print balance end of period	$716,312	$569,936	$469,937
Yield (4)(6)	0.97%	0.92%	0.98%
Trust balance beginning of period	$253,470	$290,677	$226,305
Inflows (1)	259,790	194,897	200,766
Outflows (2)	(244,642)	(251,542)	(187,648)
Market impact (3)	10,966	19,438	51,254
Trust balance end of period	$279,584	$253,470	$290,677
Yield (4)(6)	0.64%	0.57%	0.60%
Total Wealth Management balance beginning of period	$2,578,053	$2,413,068	$1,851,815
Inflows (1)	1,304,307	729,120	864,218
Outflows (2)	(957,795)	(874,169)	(576,454)
Market impact (3)	285,677	310,034	273,489
Total Wealth Management balance end of period (5)	$3,210,242	$2,578,053	$2,413,068
Yield (4)(6)	0.62%	0.59%	0.63%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth management noninterest income divided by simple average ending balances.
(5)	Total wealth management does not include brokerage assets of $829.7 million, $760.5 million, and $690.0 million for the years ending December 31, 2021, 2020 and 2019, respectively.
(6)	Yield does not include brokerage revenue of $3.1 million, $2.7 million, and $2.1 million for the years ending December 31, 2021, 2020 and 2019, respectively.

AUA and AUM for the wealth management segment was $3.2 billion, excluding $829.7 million of brokerage assets, at December 31, 2021, an increase of $632.2 million, or 24.5%, compared to the total at December 31, 2020. The increase was driven by a$346.5 million increase as inflows outpaced outflows and a $285.7 million increase related to the market impact.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the banking office locations.

Mortgage reported net income before taxes and indirect allocations of $13.3 million for the year ended December 31, 2021, a decrease of $14.1 million from the $27.4 million reported in 2020. Mortgage noninterest income for 2021 of $48.5 million decreased $13.1 million, or 21.3%, from 2020. The decrease was primarily driven by a decrease in the change in fair value of the secondary market derivatives of $17.3 million, partially offset by a modest 2 basis point increase in the gain on sale margin and an increase of $57.1 million in mortgage originations.

Financial Condition

Overview

Total assets were $3.4 billion at December 31, 2021, an increase of $379.0 million, or 12.6%, compared to $3.0 billion at December 31, 2020. The increase in total assets was primarily due to increases of $613.4 million in investment securities and $69.3 million in cash and cash equivalents, partially offset by decreases of $218.7 million in net loans and $76.0 million in loans held for sale. The increase in investment securities was a result of management’s decision to utilize liquidity and provide for an increase in earning asset yield compared to alternative short-term investments. The decrease in loans held for investment was primarily driven by a $234.9 million decrease in PPP loans as a result of processing SBA loan forgiveness applications. Loans held for sale decreased primarily due to a seasonal decrease in mortgage originations back to normalized levels.

Investment Securities

The following table presents the carrying amount of our investment securities portfolio at the dates indicated:

	December 31, 2021		December 31, 2020		December 31, 2019
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$5,103	0.4%	$5,907	1.0%	$21,240	6.8%
Obligations of state and political agencies	—	—%	153,773	26.0%	68,648	21.9%
Mortgage backed securities
Residential agency	707,157	58.7%	306,719	51.8%	121,930	38.9%
Commercial	90,913	7.5%	94,978	16.0%	91,293	29.2%
Asset backed securities	54	—%	115	—%	144	—%
Corporate bonds	50,422	4.2%	30,850	5.2%	7,095	2.3%
Total available-for-sale investment securities	853,649	70.8%	592,342	100.0%	310,350	99.1%
Equity	—	—%	—	—%	2,808	0.9%
Held-to-maturity
Obligations of state and political agencies	144,543	12.0%	—	—%	—	—%
Mortgage backed securities
Residential agency	207,518	17.2%	—	—%	—	—%
Total held-to-maturity investment securities	352,061	29.2%	—	—%	—	—%
Total investment securities	$1,205,710	100.0%	$592,342	100.0%	$313,158	100.0%

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. In the second quarter of 2021, we transferred our portfolio of obligations of state and political agencies from available-for-sale to held-to-maturity to protect capital and reduce volatility in other comprehensive income due to market value changes.

At December 31, 2021, total investment securities were $1.2 billion compared to $592.3 million at December 31, 2020. Investment securities as a percentage of total assets were 35.5% and 19.7%, as of December 31, 2021 and December 31, 2020, respectively. The decision to increase investment securities was strategically done to utilize excess liquidity and provide for an increase in earning asset yield compared to alternative short-term investments. Securities with a carrying value of $192.8 million were pledged at December 31, 2021, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value loss on the available-for-sale investment portfolio as of December 31, 2021 was $6.6 million, as compared to a $14.2 million gain as of December 31, 2020. The change from a gain to a loss is indicative of the interest rate environment and changes in the size and composition of the portfolio.

The investment portfolio is composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations, or CMOs, Corporate bonds and Municipal bonds.

As of December 31, 2021 and December 31, 2020 the Company held 94 tax-exempt state and local municipal securities totaling $49.4 million and held 112 tax-exempt state and local municipal securities totaling $50.1 million, respectively. Other than the aforementioned investments, at December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

As of December 31, 2021 and December 31, 2020, all of the available-for-sale debt securities in an unrealized loss position were investment grade. For the years ended December 31, 2021 and 2020, we evaluated all of our debt securities for credit impairment and determined there were no credit losses evident and we did not record any other-than-temporary impairment. Furthermore, we do not intend to sell and it is more likely than not that we will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	Maturity as of December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,236	0.92%	$3,867	0.71%
Mortgage backed securities
Residential agency	2	4.23%	2,883	2.49%	13,853	2.27%	690,419	1.50%
Commercial	—	—%	—	—%	33,732	2.80%	57,181	2.56%
Asset backed securities	—	—%	—	—%	—	—%	54	5.32%
Corporate bonds	—	—%	—	—%	50,422	3.91%	—	—%
Total available-for-sale investment securities	2	—%	2,883	2.54%	99,243	3.27%	751,521	1.58%
Held-to-maturity
Obligations of state and political agencies	4,817	0.27%	34,769	1.00%	74,581	1.78%	31,137	2.20%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	204,373	1.89%
Total held-to-maturity investment securities	4,817	0.27%	34,769	1.00%	74,581	1.78%	235,510	1.93%
Total investment securities	$4,819	0.27%	$37,652	1.11%	$173,824	2.63%	$987,031	1.66%

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

Loans outstanding, by type, as of the dates presented are as follows:

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
		Percent of		Percent of		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Commercial
Commercial and industrial (1)	$436,761	24.8%	$691,858	35.0%	$479,144	27.8%	$510,706	30.0%	$480,595	30.5%
Real estate construction	40,619	2.3%	44,451	2.2%	26,378	1.5%	18,965	1.1%	22,348	1.4%
Commercial real estate	598,893	34.1%	563,007	28.5%	494,703	28.8%	439,963	25.9%	444,857	28.3%
Total commercial	1,076,273	61.2%	1,299,316	65.7%	1,000,225	58.1%	969,634	57.0%	947,800	60.2%
Consumer
Residential real estate first mortgage	510,716	29.1%	463,370	23.4%	457,155	26.6%	448,143	26.3%	348,964	22.2%
Residential real estate junior lien	125,668	7.1%	143,416	7.2%	177,373	10.3%	188,855	11.1%	195,103	12.4%
Other revolving and installment	45,363	2.6%	73,273	3.7%	86,526	5.0%	95,218	5.6%	82,607	5.2%
Total consumer	681,747	38.8%	680,059	34.3%	721,054	41.9%	732,216	43.0%	626,674	39.8%
Total loans	$1,758,020	100.0%	$1,979,375	100.0%	$1,721,279	100.0%	$1,701,850	100.0%	$1,574,474	100.0%
(1)	Includes PPP loans of $33.6 million as of December 31, 2021 and $268.4 million as of December 31, 2020.

Total loans outstanding were $1.8 billion as of December 31, 2021, a decrease of $221.4 million, or 11.2%, from December 31, 2020. The decrease was primarily due to a $255.1 million decrease in the commercial and industrial loan portfolio, primarily attributable to a $234.8 decrease in PPP loans. Excluding PPP loans, total loans increased $13.5 million, or 0.8%. This increase was primarily due to a $47.3 million increase in residential real estate first mortgages and a $35.9 million increase in commercial real estate loans, partially offset by decreases of $27.9 million in consumer revolving and installment loans, a $20.2 million decrease in commercial and industrial loans, and a $17.7 million decrease in residential real estate junior liens.

Our loan portfolio is highly diversified. The long-term goal of the overall portfolio mix is to retain balance with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of December 31, 2021, approximately 24.8% of loans outstanding were commercial and industrial, while 34.1% of loans outstanding were commercial real estate, and 36.2% of loans outstanding were residential real estate. The commercial lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at December 31, 2021: real estate (39%), retail trade (10%), healthcare (6%), finance & insurance (6%),wholesale trade (5%), construction (5%), manufacturing (5%), professional services (3%), transportation (3%), agriculture, forestry, fishing and hunting (3%), management of companies (2%), accommodation and food services (1%), educational services (1%), and administrative and support (1%). A variety of other industries with less than a 1% share of the total portfolio comprise the remaining 10%. The loan portfolio is also diversified by market distribution with 52.8% of the portfolio in the Twin Cities MSA, 36.7% in the eastern North Dakota cities of Grand Forks and Fargo, 8.3% in the Phoenix MSA and 2.2% in our national market, as of December 31, 2021.

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

Our consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. Volume in this portion of the loan portfolio has been strong over the last few years due to low long-term interest rates and comparatively stable real estate valuations in our primary markets. As of December 31, 2021, our consumer mortgage portfolio was $636.4 million which was a $29.6 million, or 4.9%, increase from $606.8 million as of December 31, 2020. Market interest rates, expected duration, and our overall interest rate sensitivity profile continue to be the most significant factors in determining whether we choose to retain versus sell portions of new consumer mortgage originations.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as commercial lending activity. As of December 31, 2021, the commercial loan portfolio was $1.1 billion, a decrease of $223.0 million, or 17.2%, from $1.3 billion as of December 31, 2020. The decrease was primarily due to a $234.8 million decrease in PPP loans. Excluding PPP loans, the commercial loan portfolio increased $11.8, or 1.1%, from 2020. Highly competitive conditions continue to prevail in the small and middle market commercial segments in which we primarily operate. We maintain a commitment to generating growth in our business portfolio in a manner that adheres to our twin goals of maintaining strong asset quality and producing profitable margins. We continue to invest in additional personnel, technology, and business development resources to further strengthen our capabilities in this important product category.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation, the Company offered a payment deferral program for its lending clients that have been adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of December 31, 2021, most of these payment deferrals have returned to a normal payment status. Of the loans currently in deferral status, 6 loans with a total outstanding principal balance of $3.3 million have been granted additional deferrals, 2 loans with a total outstanding principal balance of $72 thousand remain on the first deferral. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “Note 6 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

The following table shows the maturities and sensitivity to interest rates for the loan portfolio as of December 31, 2021:

	December 31, 2021
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$105,985	$256,920	$73,015	$841	$436,761
Real estate construction	11,539	28,354	726	—	40,619
Commercial real estate	32,120	226,533	313,616	26,624	598,893
Total commercial	149,644	511,807	387,357	27,465	1,076,273
Consumer
Residential real estate first mortgage	3,920	16,815	45,758	444,223	510,716
Residential real estate junior lien	8,445	28,518	33,826	54,879	125,668
Other revolving and installment	7,811	35,744	1,808	—	45,363
Total consumer	20,176	81,077	81,392	499,102	681,747
Total loans	$169,820	$592,884	$468,749	$526,567	$1,758,020
Loans with fixed interest rates:
Commercial
Commercial and industrial	$22,787	$216,630	$60,069	$77	$299,563
Real estate construction	6,969	19,335	58	—	26,362
Commercial real estate	27,122	173,254	158,939	9,963	369,278
Total commercial	56,878	409,219	219,066	10,040	695,203
Consumer
Residential real estate first mortgage	3,500	13,713	41,663	298,243	357,119
Residential real estate junior lien	3,119	7,125	11,139	3,061	24,444
Other revolving and installment	1,884	31,991	1,808	—	35,683
Total consumer	8,503	52,829	54,610	301,304	417,246
Total loans with fixed interest rates	$65,381	$462,048	$273,676	$311,344	$1,112,449
Loans with floating interest rates:
Commercial
Commercial and industrial	$83,198	$40,290	$12,946	$764	$137,198
Real estate construction	4,570	9,019	668	—	14,257
Commercial real estate	4,998	53,279	154,677	16,661	229,615
Total commercial	92,766	102,588	168,291	17,425	381,070
Consumer
Residential real estate first mortgage	420	3,102	4,095	145,980	153,597
Residential real estate junior lien	5,326	21,393	22,687	51,818	101,224
Other revolving and installment	5,927	3,753	—	—	9,680
Total consumer	11,673	28,248	26,782	197,798	264,501
Total loans with floating interest rates	$104,439	$130,836	$195,073	$215,223	$645,571

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

Criticized loans represent loans that are categorized as special mention, substandard, and doubtful. The following table presents criticized loans by type as of December 31, 2021, 2020, and 2019:

	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
Commercial
Commercial and industrial	$6,526	$22,256	$30,838
Real estate construction	—	—	1,259
Commercial real estate	13,602	29,274	32,409
Total commercial	20,128	51,530	64,506
Consumer
Residential real estate first mortgage	341	2,149	797
Residential real estate junior lien	770	2,955	1,251
Other revolving and installment	—	37	6
Total consumer	1,111	5,141	2,054
Total loans	$21,239	$56,671	$66,560
Criticized loans as a percent of total loans	1.21%	2.86%	3.87%

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$2,076	$5,050	$7,379	$6,963	$5,873
Accruing loans 90+ days past due	121	30	448	—	—
Total nonperforming loans	2,197	5,080	7,827	6,963	5,873
OREO and repossessed assets	885	63	8	204	483
Total nonperforming assets	3,082	5,143	7,835	7,167	6,356
Total restructured accruing loans	676	3,427	957	823	240
Total nonperforming assets and restructured accruing loans	$3,758	$8,570	$8,792	$7,990	$6,596
Nonperforming loans to total loans	0.12%	0.26%	0.45%	0.41%	0.37%
Nonperforming assets to total assets	0.09%	0.17%	0.33%	0.34%	0.30%
Allowance for loan losses to nonperforming loans	1,437%	674%	306%	318%	282%
(1)	Nonaccrual loans included nonperforming TDRs of $0.7 million, $0.0 million, $0.0 million, $0.2 million, and $0.7 million at the respective dates indicated above.

The allowance for loan losses to nonperforming loans ratio increased 763 basis points from December 31, 2020. The increase was primarily the result of a decrease in nonperforming loans of $2.9 million from December 31, 2020.

Interest income lost on nonaccrual loans approximated $0.3 million, $0.5 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2021, 2020, and 2019.

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

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The expense for provision for unfunded commitments was $159 thousand for the year ended December 31, 2021 compared to $800 thousand for the year ended December 31, 2020.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Balance—beginning of period	$34,246	$23,924	$22,174	$16,564	$15,615
Commercial loan charge-offs
Commercial and Industrial	(1,230)	(4,249)	(6,540)	(3,123)	(3,287)
Real estate construction	—	—	(1)	(60)	—
Commercial real estate	(536)	(865)	—	(600)	—
Total commercial loan charge-offs	(1,766)	(5,114)	(6,541)	(3,783)	(3,287)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	(29)	—
Residential real estate junior lien	—	(12)	(465)	(133)	(1,124)
Other revolving and installment	(156)	(242)	(572)	(308)	(429)
Total consumer loan charge-offs	(156)	(254)	(1,037)	(470)	(1,553)
Total loan charge-offs	(1,922)	(5,368)	(7,578)	(4,253)	(4,840)
Commercial loan recoveries
Commercial and Industrial	1,660	4,352	1,470	750	930
Real estate construction	—	—	3	2	279
Commercial real estate	822	97	150	81	73
Total commercial recoveries	2,482	4,449	1,623	833	1,282
Consumer loan recoveries
Residential real estate first mortgage	—	5	—	—	103
Residential real estate junior lien	123	207	232	207	872
Other revolving and installment	143	129	161	213	252
Total consumer loan recoveries	266	341	393	420	1,227
Total loan recoveries	2,748	4,790	2,016	1,253	2,509
Net loan charge-offs (recoveries)	(826)	578	5,562	3,000	2,331
Commercial loan provision
Commercial and Industrial	(1,710)	(2,168)	5,213	6,911	3,244
Real estate construction	125	355	51	(35)	(416)
Commercial real estate	(2,015)	8,185	259	1,889	352
Total commercial loan provision	(3,600)	6,372	5,523	8,765	3,180
Consumer loan provision
Residential real estate first mortgage	758	4,321	292	(226)	182
Residential real estate junior lien	(201)	507	99	(171)	247
Other revolving and installment	(259)	514	383	(24)	276
Total consumer loan provision	298	5,342	774	(421)	705
Unallocated provision expense	(198)	(814)	1,015	266	(605)
Total loan loss provision	(3,500)	10,900	7,312	8,610	3,280
Balance—end of period	$31,572	$34,246	$23,924	$22,174	$16,564
Total loans	$1,758,020	$1,979,375	$1,721,279	$1,701,850	$1,574,474
Average total loans	1,858,686	1,945,545	1,706,979	1,677,884	1,475,042
Allowance for loan losses to total loans	1.80%	1.73%	1.39%	1.30%	1.05%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.04)%	0.03%	0.33%	0.18%	0.16%

The allowance for loan losses was $31.6 million at December 31, 2021, compared to $34.2 million at December 31, 2020. The $2.7 million decrease in the allowance for loan losses was due to a $3.5 million reversal of provision for loan losses expense as well as $826 thousand in net recoveries. The ratio of nonperforming loans to total loans at December 31, 2021 was 0.12%, compared to 0.26% at December 31, 2020.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial and industrial	$8,925	24.8%	$10,205	35.0%	$12,270	27.8%	$12,127	30.0%	$7,589	30.5%
Real estate construction	783	2.3%	658	2.2%	303	1.5%	250	1.1%	343	1.4%
Commercial real estate	12,376	34.1%	14,105	28.5%	6,688	28.8%	6,279	25.9%	4,909	28.3%
Residential real estate first mortgage	6,532	29.1%	5,774	23.4%	1,448	26.6%	1,156	26.3%	1,411	22.2%
Residential real estate junior lien	1,295	7.1%	1,373	7.2%	671	10.3%	805	11.1%	902	12.4%
Other revolving and installment	481	2.6%	753	3.7%	352	5.0%	380	5.6%	499	5.2%
Unallocated	1,180	—%	1,378	—%	2,192	—%	1,177	—%	911	—%
Total loans	$31,572	100.0%	$34,246	100.0%	$23,924	100.0%	$22,174	100.0%	$16,564	100.0%

The decrease in the allocation of allowance for loan losses was primarily driven by a $1.7 million, or 12.3%, decrease in allocation to commercial real estate loans and a $1.3 million, or 12.5%, decrease in allocation to commercial and industrial loans, partially offset by a $758 thousand increase in the allocation of allowance for loan loss to residential real estate first loans. The decrease in the allocation of allowance for loan losses to commercial real estate loans and commercial and industrial loans was primarily driven by decreases in criticized loan balances. The allocation of allowance for loan losses to residential real estate first mortgages increased primarily as a result of an increase in the balance of residential real estate first mortgages.

Deposits

Total deposits were $2.9 billion as of December 31, 2021, an increase of $348.6 million, or 13.6%, from December 31, 2020. Interest-bearing deposits increased $164.4 million while noninterest-bearing deposits increased $184.1 million. Key drivers of the increase included ongoing higher depositor balances due to the uncertain economic environment and volatile financial markets. Synergistic deposits increased $73.4 million to $669.0 million as of December 31, 2021. Excluding synergistic deposits, commercial transaction deposits increased $156.3 million, or 14.1%, while consumer transaction deposits increased, $95.0 million, or 14.8%, since December 31, 2020. Noninterest-bearing deposits as a percentage of total deposits were 32.1% as of December 31, 2021 compared to 29.3% as of December 31, 2020.

Interest-bearing deposit costs were 0.19% and 0.53% for the years ended December 31, 2021 and 2020, respectively. The decrease in interest-bearing deposit costs resulted from the low interest rate environment due to the Federal Reserve’s response to COVID-19. Management anticipates that the Federal Reserve may raise interest rates in 2022.

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

The following table details the average balance and rate of our deposit portfolio by category for the periods indicated.

	Year ended		Year ended		Year ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$784,998	—%	$673,676	—%	$512,586	—%
Interest-bearing demand	697,276	0.14%	551,861	0.29%	428,162	0.47%
Money market and savings	1,023,677	0.15%	920,072	0.53%	681,621	1.22%
Time deposits	215,624	0.54%	203,413	1.16%	186,781	1.62%
Total deposits	$2,721,575	0.13%	$2,349,022	0.38%	$1,809,150	0.74%

The following table shows the contractual maturity of time deposits uninsured, including certificate of deposits and IRA deposits of $250 thousand and over, that were outstanding as of the date presented.

December 31,
(dollars in thousands)	2021
Maturing in:
3 months or less	$32,169
3 months to 6 months	57,312
6 months to 1 year	1,474
1 year or greater	567
Total	$91,522

Borrowings and Subordinated Debt

We utilize both short-term and long-term borrowings as part of our asset/liability management and funding strategies. Short-term borrowings consist of FHLB advances and federal funds purchased. We had no short-term borrowings outstanding at December 31, 2021 or December 31, 2020.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $677.7 million and $943.5 million at December 31, 2021 and 2020, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. In the first quarter of 2021, we redeemed our previously issued subordinated debt with a rate of 5.75% and issued new subordinated debt to the Bank of North Dakota. At December 31, 2021, we had $50.0 million of one outstanding 3.50% Fixed Rate Subordinated Note due 2031, or the Subordinated Note. The Subordinated Note currently bears interest at a fixed rate of 3.50% per year, payable annually through March 31, 2026. At the fifth anniversary of the issuance date of the Subordinated Note the interest rate will reset to a fixed interest rate equal to FHLB rate, plus 2.0%, with a minimum annual fixed rate of not less than 3.5%. The Subordinated Note matures on March 30, 2031, and we have the option to redeem or prepay any or all of the Subordinated Note without premium or penalty any time after March 31, 2026, or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $8.7 million as of December 31, 2021, compared to $8.6 million as of December 31, 2020. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition. See Note 14 (Long-Term Debt) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected financial information pertaining to the components of our borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Subordinated notes	50,000	84.9%	49,688	84.6%	49,625	84.4%
Junior subordinated debentures	8,730	14.8%	8,617	14.7%	8,504	14.5%
Finance lease liability	203	0.3%	430	0.7%	640	1.1%
Total borrowed funds	$58,933	100.0%	$58,735	100.0%	$58,769	100.0%

Capital Resources

The following table summarizes the changes in our stockholders’ equity for the periods indicated.

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Beginning balance	$330,163	$285,728	$196,954
Net income	52,681	44,675	29,540
Other comprehensive income (loss)	(14,893)	8,702	5,537
Common stock repurchased	(712)	(482)	(1,948)
Common stock dividends	(10,931)	(10,387)	(8,909)
Stock‑based compensation expense	3,095	1,927	1,750
Initial public offering of 3,289,000 shares of common stock net of issuance costs	—	—	62,804
Ending balance	$359,403	$330,163	$285,728

Total stockholders’ equity was $359.4 million at December 31, 2021, compared to $330.2 million at December 31, 2020. The increase was primarily due to $52.7 million of net income partially offset by a $14.9 million accumulated other comprehensive loss, $10.9 million in common stock dividends and a $1.2 million increase in stock-based compensation expense.

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

During the first quarter of 2015, regulations implementing the Basel III regulatory capital framework and the Dodd-Frank Act became effective, which include requirements that were subject to a multi-year phase-in period. These rules modified the calculation of the various capital ratios, added a new ratio, the Common Equity Tier 1 Capital ratio, and revised the adequately and well capitalized thresholds. As of January 1, 2019, the rules require us to maintain a capital conservation buffer of common equity capital that exceeds by more than 2.50% the minimum risk weighted asset ratios. The capital conservation buffer requirement was 2.50%, 2.50%, and 1.875% as of December 31, 2021, 2020, and 2019, respectively, which is not reflected in the table below.

At December 31, 2021, 2020, and 2019, we met all the capital adequacy requirements to which we were subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) for additional disclosures.

	December 31,	December 31,	December 31,
Capital Ratios	2021	2020	2019
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	14.65%	12.75%	12.48%
Tier 1 capital to risk weighted assets	15.06%	13.15%	12.90%
Total capital to risk weighted assets	18.64%	16.79%	16.73%
Tier 1 capital to average assets	9.79%	9.24%	11.05%
Tangible common equity to tangible assets (1)	9.21%	9.27%	10.38%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.87%	12.10%	11.91%
Tier 1 capital to risk weighted assets	13.87%	12.10%	11.91%
Total capital to risk weighted assets	15.12%	13.36%	13.15%
Tier 1 capital to average assets	9.01%	8.50%	10.20%
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

At December 31, 2021, we had on balance sheet liquidity of $1.1 billion, compared to $511.1 million at December 31, 2020 and $250.7 million at December 31, 2019. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2021, we had $677.7 million of collateral pledged to the FHLB. Based on this collateral we are eligible to borrow up to $677.4 million and had $677.4 million available capacity as of December 31, 2021. In addition, we can borrow up to $102.0 million through unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of December 31, 2021 and December 31, 2020.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2021, we had $242.3 million of cash and cash equivalents of which $222.1 million were interest-earning deposits held at the Federal Reserve, FHLB and other correspondent banks.

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

The estimated impact on our net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2021 and December 31, 2020, are presented in the table below.

	December 31, 2021		December 31, 2020
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−8.2%	−2.9%	10.2%	7.3%
+300 basis points	−6.1%	−2.3%	7.9%	3.2%
+200 basis points	−4.1%	−1.8%	5.5%	−1.0%
+100 basis points	−2.0%	−1.3%	3.2%	−5.3%
−100 basis points	−10.6%	−15.7%	−4.9%	−18.8%
−200 basis points	N/A %	N/A %	N/A %	N/A %

The above interest rate simulation suggests that the Company’s balance sheet is liability sensitive, in the short-term, as of December 31, 2021, demonstrating that an increase in interest rates would have a negative impact on net interest income over the next 12 and 24 months. The balance sheet was less asset sensitive in a rising-rate environment as of December 31, 2021 than it was as of December 31, 2020. The decrease is primarily related to a change in the mix and repricing characteristics of our assets, as we choose to put excess liquidity to work in the investment securities portfolio.

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

The table below presents the change in the economic value of equity as of December 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates.

	December 31,	December 31,
	2021	2020
+400 basis points	−26.0%	12.1%
+300 basis points	−16.8%	12.6%
+200 basis points	−8.2%	11.9%
+100 basis points	−1.4%	9.5%
−100 basis points	−31.2%	−51.0%
−200 basis points	N/A %	N/A %

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

CliftonLarsonAllen LLP
CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

/s/ CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 11, 2022

We have served as the Company’s auditor since 2014.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2021	2020
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$242,311	$172,962
Investment securities
Available-for-sale, at fair value	853,649	592,342
Held-to-maturity, at carrying value	352,061	—
Loans held for sale	46,490	122,440
Loans	1,758,020	1,979,375
Allowance for loan losses	(31,572)	(34,246)
Net loans	1,726,448	1,945,129
Land, premises and equipment, net	18,370	20,289
Operating lease right-of-use assets	3,727	6,918
Accrued interest receivable	8,537	9,662
Bank-owned life insurance	33,156	32,363
Goodwill	31,490	30,201
Other intangible assets	20,250	25,919
Servicing rights	1,880	1,987
Deferred income taxes, net	11,614	9,409
Other assets	42,708	44,150
Total assets	$3,392,691	$3,013,771
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$938,840	$754,716
Interest-bearing	1,981,711	1,817,277
Total deposits	2,920,551	2,571,993
Long-term debt	58,933	58,735
Operating lease liabilities	4,275	7,861
Accrued expenses and other liabilities	49,529	45,019
Total liabilities	3,033,288	2,683,608
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,212,588 and 17,125,270 issued and outstanding	17,213	17,125
Additional paid-in capital	92,878	90,237
Retained earnings	253,567	212,163
Accumulated other comprehensive income (loss)	(4,255)	10,638
Total stockholders’ equity	359,403	330,163
Total liabilities and stockholders’ equity	$3,392,691	$3,013,771

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2021	2020	2019
Interest Income
Loans, including fees	$78,133	$86,425	$85,830
Investment securities
Taxable	13,001	7,798	5,576
Exempt from federal income taxes	925	949	798
Other	598	930	1,096
Total interest income	92,657	96,102	93,300
Interest Expense
Deposits	3,661	8,843	13,334
Short-term borrowings	—	—	1,805
Long-term debt	1,897	3,413	3,610
Total interest expense	5,558	12,256	18,749
Net interest income	87,099	83,846	74,551
Provision for loan losses	(3,500)	10,900	7,312
Net interest income after provision for loan losses	90,599	72,946	67,239
Noninterest Income
Retirement and benefit services	71,709	60,956	63,811
Wealth management	21,052	17,451	15,502
Mortgage banking	48,502	61,641	25,805
Service charges on deposit accounts	1,395	1,409	1,772
Net gains (losses) on investment securities	125	2,737	357
Other	4,604	5,177	6,947
Total noninterest income	147,387	149,371	114,194
Noninterest Expense
Compensation	93,386	89,206	74,018
Employee taxes and benefits	22,033	20,050	19,456
Occupancy and equipment expense	8,148	10,058	10,751
Business services, software and technology expense	20,486	19,135	16,381
Intangible amortization expense	4,380	3,961	4,081
Professional fees and assessments	6,292	4,834	4,011
Marketing and business development	3,182	3,133	3,162
Supplies and postage	2,361	2,174	2,722
Travel	442	359	1,787
Mortgage and lending expenses	4,250	5,707	2,853
Other	3,949	5,182	3,315
Total noninterest expense	168,909	163,799	142,537
Income before income taxes	69,077	58,518	38,896
Income tax expense	16,396	13,843	9,356
Net income	$52,681	$44,675	$29,540
Per Common Share Data
Basic earnings per common share	$3.02	$2.57	$1.96
Diluted earnings per common share	$2.97	$2.52	$1.91
Dividends declared per common share	$0.63	$0.60	$0.57
Average common shares outstanding	17,189	17,106	14,736
Diluted average common shares outstanding	17,486	17,438	15,093

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Net Income	$52,681	$44,675	$29,540
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(19,433)	14,355	7,751
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(326)	—	—
Reclassification adjustment for losses (gains) realized in income	(125)	(2,737)	(357)
Total other comprehensive income (loss), before tax	(19,884)	11,618	7,394
Income tax expense (benefit) related to items of other comprehensive income	(4,991)	2,916	1,857
Other comprehensive income (loss), net of tax	(14,893)	8,702	5,537
Total comprehensive income	$37,788	$53,377	$35,077

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	52,681	—	52,681
Other comprehensive income (loss)	—	—	—	(14,893)	(14,893)
Common stock repurchased	(18)	(348)	(346)	—	(712)
Common stock dividends	—	—	(10,931)	—	(10,931)
Share‑based compensation expense	9	3,086	—	—	3,095
Vesting of restricted stock	97	(97)	—	—	—
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403

	Year ended December 31, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$285,728
Net income	—	—	44,675	—	44,675
Other comprehensive income (loss)	—	—	—	8,702	8,702
Common stock repurchased	(16)	(249)	(217)	—	(482)
Common stock dividends	—	—	(10,387)	—	(10,387)
Share‑based compensation expense	14	1,913	—	—	1,927
Vesting of restricted stock	77	(77)	—	—	—
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163

	Year ended December 31, 2019
				Accumulated
		Additional		Other	ESOP-
	Common	Paid-in	Retained	Comprehensive	Owned
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Total
Balance December 31, 2018	$13,775	$27,743	$159,037	$(3,601)	$(34,494)	$162,460
Net income	—	—	29,540	—	—	29,540
Other comprehensive income (loss)	—	—	—	5,537	—	5,537
Common stock repurchased	(81)	(291)	(1,576)	—	—	(1,948)
Common stock dividends	—	—	(8,909)	—	—	(8,909)
ESOP repurchase obligation termination	—	—	—	—	34,494	34,494
Initial public offering of 3,289,000 shares of common stock net of issuance costs	3,289	59,515	—	—	—	62,804
Share‑based compensation expense	13	1,737	—	—	—	1,750
Vesting of restricted stock	54	(54)	—	—	—	—
Balance as of December 31, 2019	$17,050	$88,650	$178,092	$1,936	$—	$285,728

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Operating Activities
Net income	$52,681	$44,675	$29,540
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	2,786	(4,434)	337
Provision for loan losses	(3,500)	10,900	7,312
Depreciation and amortization	8,868	8,950	8,768
Amortization and accretion of premiums/discounts on investment securities	3,744	1,760	1,127
Amortization of operating lease right-of-use assets	(58)	(25)	—
Stock-based compensation	3,095	1,927	1,750
Increase in value of bank-owned life insurance	(793)	(797)	(803)
Realized loss (gain) on sale of branch	—	—	(1,544)
Realized loss (gain) on sale of fixed assets	(62)	707	(541)
Realized loss (gain) on derivative instruments	8,459	1,927	(2,051)
Realized loss (gain) on loans sold	(48,038)	(57,070)	(18,942)
Realized loss (gain) on sale of foreclosed assets	(275)	(28)	(122)
Realized loss (gain) on sale of investment securities	(125)	(2,737)	(357)
Realized loss (gain) on servicing rights	(638)	936	(209)
Net change in:
Securities held for trading	—	—	1,539
Loans held for sale	123,945	(18,621)	(13,146)
Accrued interest receivable	1,125	(2,111)	12
Other assets	(7,963)	(2,694)	4,399
Accrued expenses and other liabilities	5,865	(5,527)	2,179
Net cash provided (used) by operating activities	149,116	(22,262)	19,248
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	13,189	75,647	32,565
Proceeds from maturities of investment securities available-for-sale	125,581	69,680	37,109
Purchases of investment securities available-for-sale	(571,595)	(414,724)	(123,226)
Proceeds from sales or calls of investment securities held-to-maturity	1,772	—	—
Proceeds from maturities of investment securities held-to-maturity	12,545	—	—
Purchases of investment securities held-to-maturity	(218,363)	—	—
Net (increase) decrease in equity securities	—	2,808	357
Net (increase) decrease in loans	221,006	(259,130)	(21,898)
Net cash paid for business combinations	—	(9,279)	—
Proceeds from sale of branch	—	—	10,379
Proceeds from sale of fixed assets	—	—	875
Purchases of premises and equipment	(1,706)	(3,811)	(2,901)
Proceeds from sales of foreclosed assets	629	429	1,146
Net cash provided (used) by investing activities	(416,942)	(538,380)	(65,594)
Financing Activities
Net increase (decrease) in deposits	348,558	600,677	191,444
Net increase (decrease) in short-term borrowings	—	—	(93,460)
Repayments of long-term debt	(49,920)	(210)	(230)
Proceeds from the issuance of subordinated debt	50,000	—	—
Cash dividends paid on common stock	(10,751)	(10,387)	(8,909)
Repurchase of common stock	(712)	(482)	(1,948)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	—	—	62,804
Net cash provided (used) by financing activities	337,175	589,598	149,701
Net change in cash and cash equivalents	69,349	28,956	103,355
Cash and cash equivalents at beginning of period	172,962	144,006	40,651
Cash and cash equivalents at end of period	$242,311	$172,962	$144,006

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation

	Year ended
	December 31,
Supplemental Cash Flow Disclosures	2021	2020	2019
Cash paid for:
Interest	$4,538	$12,641	$18,431
Income taxes	13,124	13,582	7,219
Cash and cash equivalents acquired	—	513	—
Non-cash information
Loan collateral transferred to foreclosed assets	1,176	456	828
Unrealized gain (loss) on investment securities available-for-sale	(14,567)	8,702	5,537
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(326)	—	—
Investment securities transferred to held-to-maturity	149,191	—	—
Initial recognition of operating lease right-of-use assets	—	—	10,485
Initial recognition of operating lease liabilities	—	—	11,006
Right-of-use assets obtained in exchange for new operating leases	267	1,555	—
ESOP repurchase obligation termination	—	—	34,494
Acquisitions
Noncash assets acquired	—	14,627	—
Liabilities assumed	—	(5,348)	—
Net noncash acquired	—	9,279	—

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At December 31, 2021 and 2020 respectively, 24.8% and 35.0% of the Company’s loan portfolio consisted of commercial and industrial loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 discusses the Company’s loan portfolio.

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

Held-to-maturity securities consist of debt securities, primarily obligations of state and political agencies. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from available-for-sale to held-to-maturity are made at fair value at the date of transfer. Unrealized holding gains and losses at the date of transfer are included in other comprehensive income and in the carrying value of held-to-maturity security are amortized over the remaining life of the security.

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

Loans Held for Sale/Branch Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains (losses) on loan sales are recorded in mortgage banking revenue on the consolidated statements of income.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2021, the Company believes it did not have any indications of potential impairment based on the estimated fair value of the reporting units.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The material groups of noninterest income that this methodology is applied to are defined as follows:

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

Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. These investments are included in other assets on the balance sheet, and any unfunded commitments in accrued expenses and other liabilities on the balance sheet. The qualified affordable housing projects are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is recognized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

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

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not incur any interest or penalties in 2021, 2020, or 2019.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2018.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains (losses) on investment securities available-for-sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the grant date estimated fair value of the equity or liability instruments issued. The grant date estimated fair value is determined using the closing price of the Company’s common stock. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employee’s service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share is calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares adjusted for the dilutive effect of common stock awards.

NOTE 2 New Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of December 31, 2021.

Adopted Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020 and did not have an impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 as of January 1, 2021 and the implementation had no impact on its consolidated financial statements.

In August 2021, the FASB issued ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) to provide amendments to SEC paragraphs pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Business, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. It was effective upon issuance. The amendments did not have an impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after and interim periods within those fiscal years beginning after December 15, 2020, for public business entities. For private companies and smaller reporting companies, this guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. As an emerging growth company, the Company can take advantage of this later effective date. Early adoption of the amendments is permitted including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. There was no amount of required reserve balances at December 31, 2021 and 2020. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $224.4 million and $145.6 million at December 31, 2021 and 2020, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses of held-to-maturity investment as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,028	$75	$—	$5,103
Mortgage backed securities
Residential agency	717,781	1,213	(11,837)	707,157
Commercial	88,362	2,674	(123)	90,913
Asset backed securities	52	2	—	54
Corporate bonds	49,035	1,398	(11)	50,422
Total available-for-sale investment securities	860,258	5,362	(11,971)	853,649
Held-to-maturity
Obligations of state and political agencies	144,543	1,110	(349)	145,304
Mortgage backed securities
Residential agency	207,518	—	(3,145)	204,373
Total held-to-maturity investment securities	352,061	1,110	(3,494)	349,677
Total investment securities	$1,212,319	$6,472	$(15,465)	$1,203,326

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,926	$—	$(19)	$5,907
Obligations of state and political agencies	148,491	5,282	—	153,773
Mortgage backed securities
Residential agency	303,760	3,395	(436)	306,719
Commercial	89,300	5,678	—	94,978
Asset backed securities	109	6	—	115
Corporate bonds	30,552	388	(90)	30,850
Total available-for-sale investment securities	$578,138	$14,749	$(545)	$592,342

On April 1, 2021, the Company transferred its state and political agencies debt securities portfolio, with a fair value of $149.2 million and a net unrealized gain of $1.3 million, from available-for-sale to held-to-maturity.

The amortized cost and estimated fair value of investment securities at December 31, 2021, by contractual maturity are as follows:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$4,819	$4,817	$2	$2
Due after one year through five years	34,896	34,769	2,809	2,883
Due after five years through ten years	74,002	74,581	96,263	99,243
Due after 10 years	238,344	235,510	761,184	751,521
Total investment securities	$352,061	$349,677	$860,258	$853,649

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $192.8 million and $160.8 million, were pledged at December 31, 2021 and 2020, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale of available-for-sale securities for the years ended December 31, 2021, 2020, and 2019 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Proceeds	$13,189	$75,647	$32,565
Realized gains	114	2,737	357
Realized losses	—	—	(22)

Information pertaining to investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2021 and 2020 aggregated by investment category and length of time that individual investment securities have been in a continuous loss position, follows:

	December 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(10,156)	554,811	(1,681)	55,082	(11,837)	609,893
Commercial	(123)	17,470	—	—	(123)	17,470
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(11)	5,989	—	—	(11)	5,989
Total available-for-sale investment securities	(10,290)	578,270	(1,681)	55,084	(11,971)	633,354
Held-to-maturity
Obligations of state and political agencies	(349)	53,210	—	—	(349)	53,210
Mortgage backed securities
Residential agency	(3,145)	204,373	—	—	(3,145)	204,373
Total held-to-maturity investment securities	(3,494)	257,583	—	—	(3,494)	257,583
Total investment securities	$(13,784)	$835,853	$(1,681)	$55,084	$(15,465)	$890,937

	December 31, 2020
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(10)	$4,509	$(9)	$1,309	$(19)	$5,818
Obligations of state and political agencies	—	—	—	—	—	—
Mortgage backed securities
Residential agency	(432)	68,494	(4)	2,356	(436)	70,850
Commercial	—	—	—	—	—	—
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(90)	16,454	—	—	(90)	16,454
Total available-for-sale investment securities	$(532)	$89,457	$(13)	$3,667	$(545)	$93,124

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

For the years ended December 31, 2021 and 2020, the Company did not believe any OTTI existed and therefore did not recognize any OTTI losses on its investment securities.

As of December 31, 2021 and 2020, the carrying value of the Company’s Federal Reserve Bank stock and FHLB stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Federal Reserve	$2,675	$2,675
FHLB	3,806	3,090

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2021, the conversion ratio was 1.6181. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,204 Class A equivalents) that the Company owned as of December 31, 2021 and 2020, were carried at a zero cost basis.

NOTE 6 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2021 and 2020:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and industrial (1)	$436,761	$691,858
Real estate construction	40,619	44,451
Commercial real estate	598,893	563,007
Total commercial	1,076,273	1,299,316
Consumer
Residential real estate first mortgage	510,716	463,370
Residential real estate junior lien	125,668	143,416
Other revolving and installment	45,363	73,273
Total consumer	681,747	680,059
Total loans	$1,758,020	$1,979,375
(1)	Includes PPP loans of $33.6 million at December 31, 2021 and $268.4 million at December 31, 2020.

Total loans include net deferred loan fees and costs of $231 thousand and $4.7 million at December 31, 2021 and 2020, respectively.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2021 and 2020, respectively:

	December 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$435,135	$168	$121	$1,337	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	598,264	—	—	629	598,893
Total commercial	1,074,018	168	121	1,966	1,076,273
Consumer
Residential real estate first mortgage	508,925	1,770	—	21	510,716
Residential real estate junior lien	125,412	167	—	89	125,668
Other revolving and installment	45,242	121	—	—	45,363
Total consumer	679,579	2,058	—	110	681,747
Total loans	$1,753,597	$2,226	$121	$2,076	$1,758,020

	December 31, 2020
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,340	$500	$30	$1,988	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	558,127	2,449	—	2,431	563,007
Total commercial	1,291,918	2,949	30	4,419	1,299,316
Consumer
Residential real estate first mortgage	461,179	1,752	—	439	463,370
Residential real estate junior lien	143,060	191	—	165	143,416
Other revolving and installment	73,128	118	—	27	73,273
Total consumer	677,367	2,061	—	631	680,059
Total loans	$1,969,285	$5,010	$30	$5,050	$1,979,375

Interest income foregone on nonaccrual loans approximated $0.3 million, $0.5 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The tables below present total loans outstanding, by portfolio segment and risk category, as of December 31, 2021 and 2020:

	December 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$430,235	$480	$6,046	$—	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	585,291	—	13,602	—	598,893
Total commercial	1,056,145	480	19,648	—	1,076,273
Consumer
Residential real estate first mortgage	510,375	—	341	—	510,716
Residential real estate junior lien	124,898	—	770	—	125,668
Other revolving and installment	45,363	—	—	—	45,363
Total consumer	680,636	—	1,111	—	681,747
Total loans	$1,736,781	$480	$20,759	$—	$1,758,020

	December 31, 2020
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$669,602	$5,415	$16,841	$—	$691,858
Real estate construction	44,451	—	—	—	44,451
Commercial real estate	533,733	6,686	22,588	—	563,007
Total commercial	1,247,786	12,101	39,429	—	1,299,316
Consumer
Residential real estate first mortgage	461,221	1,406	743	—	463,370
Residential real estate junior lien	140,461	1,819	1,136	—	143,416
Other revolving and installment	73,236	—	37	—	73,273
Total consumer	674,918	3,225	1,916	—	680,059
Total loans	$1,922,704	$15,326	$41,345	$—	$1,979,375

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three years ending December 31, 2021, 2020, and 2019:

	Year ended December 31, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(1,710)	$(1,230)	$1,660	$8,925
Real estate construction	658	125	—	—	783
Commercial real estate	14,105	(2,015)	(536)	822	12,376
Total commercial	24,968	(3,600)	(1,766)	2,482	22,084
Consumer
Residential real estate first mortgage	5,774	758	—	—	6,532
Residential real estate junior lien	1,373	(201)	—	123	1,295
Other revolving and installment	753	(259)	(156)	143	481
Total consumer	7,900	298	(156)	266	8,308
Unallocated	1,378	(198)	—	—	1,180
Total	$34,246	$(3,500)	$(1,922)	$2,748	$31,572

	Year ended December 31, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$(2,168)	$(4,249)	$4,352	$10,205
Real estate construction	303	355	—	—	658
Commercial real estate	6,688	8,185	(865)	97	14,105
Total commercial	19,261	6,372	(5,114)	4,449	24,968
Consumer
Residential real estate first mortgage	1,448	4,321	—	5	5,774
Residential real estate junior lien	671	507	(12)	207	1,373
Other revolving and installment	352	514	(242)	129	753
Total consumer	2,471	5,342	(254)	341	7,900
Unallocated	2,192	(814)	—	—	1,378
Total	$23,924	$10,900	$(5,368)	$4,790	$34,246

	Year ended December 31, 2019
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,127	$5,213	$(6,540)	$1,470	$12,270
Real estate construction	250	51	(1)	3	303
Commercial real estate	6,279	259	—	150	6,688
Total commercial	18,656	5,523	(6,541)	1,623	19,261
Consumer
Residential real estate first mortgage	1,156	292	—	—	1,448
Residential real estate junior lien	805	99	(465)	232	671
Other revolving and installment	380	383	(572)	161	352
Total consumer	2,341	774	(1,037)	393	2,471
Unallocated	1,177	1,015	—	—	2,192
Total	$22,174	$7,312	$(7,578)	$2,016	$23,924

The following tables present the recorded investment in loans and related allowance for the loan losses, by portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of December 31, 2021 and 2020:

	December 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,831	$434,930	$436,761	$278	$8,647	$8,925
Real estate construction	—	40,619	40,619	—	783	783
Commercial real estate	809	598,084	598,893	5	12,371	12,376
Total commercial	2,640	1,073,633	1,076,273	283	21,801	22,084
Consumer
Residential real estate first mortgage	21	510,695	510,716	—	6,532	6,532
Residential real estate junior lien	91	125,577	125,668	—	1,295	1,295
Other revolving and installment	—	45,363	45,363	—	481	481
Total consumer	112	681,635	681,747	—	8,308	8,308
Unallocated	—	—	—	—	—	1,180
Total loans	$2,752	$1,755,268	$1,758,020	$283	$30,109	$31,572

	December 31, 2020
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,616	$689,242	$691,858	$336	$9,869	$10,205
Real estate construction	—	44,451	44,451	—	658	658
Commercial real estate	5,224	557,783	563,007	837	13,268	14,105
Total commercial	7,840	1,291,476	1,299,316	1,173	23,795	24,968
Consumer
Residential real estate first mortgage	439	462,931	463,370	—	5,774	5,774
Residential real estate junior lien	224	143,192	143,416	19	1,354	1,373
Other revolving and installment	27	73,246	73,273	13	740	753
Total consumer	690	679,369	680,059	32	7,868	7,900
Unallocated	—	—	—	—	—	1,378
Total loans	$8,530	$1,970,845	$1,979,375	$1,205	$31,663	$34,246

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	December 31, 2021			December 31, 2020
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$445	$464	$278	$723	$725	$336
Commercial real estate	180	203	5	3,948	3,974	837
Residential real estate junior lien	—	—	—	19	20	19
Other revolving and installment	—	—	—	27	27	13
Total impaired loans with a valuation allowance	625	667	283	4,717	4,746	1,205
Impaired loans without a valuation allowance
Commercial and industrial	1,386	1,575	—	1,893	2,173	—
Commercial real estate	629	684	—	1,276	1,415	—
Residential real estate first mortgage	21	24	—	439	464	—
Residential real estate junior lien	91	120	—	205	306	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	2,127	2,403	—	3,813	4,358	—
Total impaired loans
Commercial and industrial	1,831	2,039	278	2,616	2,898	336
Commercial real estate	809	887	5	5,224	5,389	837
Residential real estate first mortgage	21	24	—	439	464	—
Residential real estate junior lien	91	120	—	224	326	19
Other revolving and installment	—	—	—	27	27	13
Total impaired loans	$2,752	$3,070	$283	$8,530	$9,104	$1,205

The table below presents the average recorded investment in impaired loans and interest income for the three years ending December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021		2020		2019
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$517	$13	$765	$14	$839	$16
Commercial real estate	187	7	3,972	138	5,891	—
Residential real estate junior lien	—	—	19	—	—	—
Other revolving and installment	—	—	28	—	20	—
Total impaired loans with a valuation allowance	704	20	4,784	152	6,750	16
Impaired loans without a valuation allowance
Commercial and industrial	1,988	20	4,151	25	2,434	30
Commercial real estate	672	—	1,614	—	212	8
Residential real estate first mortgage	23	—	461	—	230	—
Residential real estate junior lien	98	—	234	3	338	4
Other revolving and installment	1	—	—	—	3	—
Total impaired loans without a valuation allowance	2,782	20	6,460	28	3,217	42
Total impaired loans
Commercial and industrial	2,505	33	4,916	39	3,273	46
Commercial real estate	859	7	5,586	138	6,103	8
Residential real estate first mortgage	23	—	461	—	230	—
Residential real estate junior lien	98	—	253	3	338	4
Other revolving and installment	1	—	28	—	23	—
Total impaired loans	$3,486	$40	$11,244	$180	$9,967	$58

Loans with a carrying value of $1.2 billion and $1.2 billion were pledged at December 31, 2021 and 2020, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

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

During the second quarter of 2021, there were three loans modified as a TDRs as a result of changing the terms allowing for interest rate reductions and an extension of the maturity dates. As of December 31, 2021, the carrying value of the restructured loans was $701 thousand. The loans are not currently performing in compliance with the modified terms and were placed on nonaccrual. There was no specific reserve for loan losses allocated to the loan modified as a TDR.

As of December 31, 2021, the Company had entered into modifications on 588 loans representing $154.6 million in total principal balances, since the beginning of the COVID-19 pandemic. Of those loans, 6 loans with a total outstanding principal balance of $3.3 million, have been granted second deferrals, 2 loans with a total outstanding principal balance of $72 thousand remain on the first deferral and the remaining loans have been returned to a normal payment status. These deferrals were generally no more than 90 days in duration and were not considered TDRs in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020.

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

As an SBA-Certified Preferred lender, we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of December 31, 2021, we had assisted 2,454 new and existing clients secure approximately $474.2 million of PPP financing. The SBA pays a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees were as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. Net processing fees in the amount of $15.7 million were being deferred and recognized as interest income on a level yield method of the life of the represented loans.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Land	$4,542	$4,542
Buildings and improvements	25,633	25,391
Finance lease	2,657	2,657
Furniture, fixtures, and equipment	35,063	33,598
	67,895	66,188
Less accumulated depreciation	(49,525)	(45,899)
Total	$18,370	$20,289

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 amounted to $3.6 million, $3.9 million, and $3.6 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

As of December 31, 2021 and 2020, goodwill totaled $31.5 million and $30.2 million, respectively.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2021 and 2020:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Banking	$20,131	$20,131
Retirement and benefit services	11,359	10,070
Total goodwill	$31,490	$30,201

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$42,057	$(21,807)	$20,250	$43,346	$(17,490)	$25,856
Core deposit intangible assets	—	—	—	3,793	(3,730)	63
Total intangible assets	$42,057	$(21,807)	$20,250	$47,139	$(21,220)	$25,919

Aggregate amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.4 million, $4.0 million, and $4.1 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2022	$4,212
2023	4,212
2024	3,959
2025	2,820
2026	1,010
Thereafter	4,037
Total	$20,250

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $345.8 million and $445.5 million at December 31, 2021 and 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2021, 2020, and 2019:

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$1,987	$3,845	$4,623
Additions	225	178	342
Amortization	(745)	(922)	(987)
(Impairment)/Recovery	413	(1,114)	(133)
Balance, end of period	$1,880	$1,987	$3,845

The amount of loan servicing obligations included in other liabilities was $0 as of December 31, 2021 and 2020.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2021 and 2020. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2021	2020
Fair value of servicing rights	$1,880	$1,987
Weighted-average remaining term, years	20.3	20.1
Prepayment speeds	14.2%	17.7%
Discount rate	9.5%	9.0%

NOTE 10 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2027. Portions of certain properties are subleased for terms extending through 2023. Substantially all of the Company’s leases are classified as operating leases. The Company has one finance lease for a portion of the Company’s headquarters building with a lease term through 2022.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		December 31,	December 31,
(dollars in thousands)		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,727	$6,918
Finance lease right-of-use assets	Land, premises and equipment, net	87	202
Total lease right-of-use assets		$3,814	$7,120
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$4,275	$7,861
Finance lease liabilities	Long-term debt	203	430
Total lease liabilities		$4,478	$8,291

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

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term, years
Operating leases	3.4	5.8
Finance leases	0.8	1.8
Weighted-average discount rate
Operating leases	2.5%	2.9%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the years ending December 31, 2021, 2020 and 2019:

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Lease costs
Operating lease cost	$1,827	$2,457	$2,378
Variable lease cost	823	1,170	819
Short-term lease cost	181	395	535
Finance lease cost
Interest on lease liabilities	25	42	58
Amortization of right-of-use assets	116	116	116
Sublease income	(228)	(228)	(270)
Net lease cost	$2,744	$3,952	$3,636
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$1,763	$2,432	$2,376
Right-of-use assets obtained in exchange for new operating lease liabilities	$267	$1,555	$—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of December 31, 2021 are as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
2022	$209	$1,663
2023	—	1,343
2024	—	579
2025	—	447
2026	—	252
Thereafter	—	423
Total future minimum lease payments	$209	$4,707
Amounts representing interest	(6)	(432)
Total operating lease liabilities	$203	$4,275

NOTE 11 Other Assets

Other assets on the balance sheet consisted of the following balances at December 31, 2021 and 2020:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Federal Reserve Bank stock	$2,675	$2,675
Foreclosed assets	885	63
Prepaid expenses	5,325	4,754
Investments in partnerships	14	14
Trust fees accrued/receivable	14,680	12,508
Income tax refund receivable	1,146	1,631
Federal Home Loan Bank stock	3,806	3,090
Derivative instruments	3,382	13,773
Tax credit investments	7,906	—
Other assets	2,889	5,642
Total	$42,708	$44,150

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Noninterest-bearing	$938,840	$754,716
Interest-bearing
Interest-bearing demand	714,669	618,900
Savings accounts	96,825	79,902
Money market savings	937,305	909,137
Time deposits	232,912	209,338
Total interest-bearing	1,981,711	1,817,277
Total deposits	$2,920,551	$2,571,993

The aggregate amount of deposit overdrafts included as loans were $2.9 million and $96 thousand at December 31, 2021 and 2020, respectively.

Certificates of deposit in excess of $250,000 totaled $91.5 million and $62.1 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2022	$210,360
2023	9,057
2024	3,899
2025	3,268
2026	4,252
Thereafter	2,076
Total	$232,912

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2021, 2020, and 2019 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Fed funds purchased
Balance as of end of period	$—	$—	$—
Average daily balance	3	80	61,709
Maximum month-end balance	—	—	139,605
Weighted-average rate
During period	—%	—%	2.54%
End of period	—%	—%	—%
FHLB Short-term advances
Balance as of end of period	$—	$—	$—
Average daily balance	—	—	9,712
Maximum month-end balance	—	—	135,000
Weighted-average rate
During period	—%	—%	2.44%
End of period	—%	—%	—%

The Company had outstanding credit capacity with the FHLB of $677.4 million and $631.7 million at December 31, 2021 and 2020 respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with no outstanding balance at December 31, 2021 and 2020. The Company has an unused $15.0 million unsecured line of credit with Bank of North Dakota.

On April 15, 2020, we executed a PPPL Facility Agreement with the Federal Reserve Bank of Minneapolis. The PPP loans guaranteed by the SBA are eligible to serve as collateral for the PPPL Facility. The PPPL Facility provided us with additional liquidity, if necessary, to facilitate lending to small businesses under the PPP. As of December 31, 2021, we have not had a need to utilize the PPPL Facility.

NOTE 14 Long-Term Debt

Long-term debt at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,492	Three-month LIBOR + 3.10%	3.32%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,238	Three-month LIBOR + 1.80%	2.00%	9/15/2036	9/15/2011
Finance lease liability	2,700	203	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,933

	December 31, 2020
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$49,688	Three-month LIBOR + 4.12%	4.36%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,447	Three-month LIBOR + 3.10%	3.35%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,170	Three-month LIBOR + 1.80%	2.02%	9/15/2036	9/15/2011
Finance lease liability	2,700	430	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,735

NOTE 15 Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company has outstanding commitment and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

At December 31, 2021 and 2020, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$668,115	$611,140
Standby letters of credit	10,529	6,510
Total	$678,644	$617,650

At December 31, 2021 and 2020, respectively, the Company had a $150 thousand letter of credit with the FHLB. Bank of North Dakota letters of credit are collateralized by loans pledged to the Bank of North Dakota in the amount of $229.7 million and $245.7 million at December 31, 2021, and 2020, respectively. Outstanding letters of credit at December 31, 2021 and 2020 were $0 and $0, respectively.

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

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan, except if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The maximum number of shares that may be delivered under the plan shall be 1,100,000 shares. As of December 31, 2021, 39,289 stock awards and 91,302 restricted stock units had been issued under the plan and 23,807 shares and units had been forfeited. Remaining shares available for issue under the plan at December 31, 2021, was 993,216.

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

Amounts granted under the plans have been retroactively adjusted for all stock splits effected in the form of dividends. Activity in the stock plan for the years ended December 31, 2021, and 2020 was as follows:

	Year ended December 31, 2021		Year ended December 31, 2020
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	325,030	$19.48	347,211	$18.64
Granted	66,664	26.63	82,494	19.62
Vested	(104,119)	20.51	(91,346)	16.39
Forfeited or cancelled	(26,725)	18.03	(13,329)	19.62
Outstanding at end of period	260,850	$21.04	325,030	$19.48

Unrecognized compensation expense related to share-based awards was $2.2 million and $2.8 million as of December 31, 2021 and 2020, respectively. The expense is expected to be recognized over a weighted-average period of 2.91 years and 3.86 years, as of December 31, 2021 and 2020, respectively.

Compensation expense relating to stock awards under these plans was $3.1 million in 2021, $1.9 million in 2020, and $1.5 million in 2019. The number of unvested shares outstanding was 140,228 and 203,253 respectively, at December 31, 2021 and 2020. The number of unvested units outstanding was 120,622 and 121,777 at December 31, 2021 and 2020, respectively.

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

Activity in the Retainer Plan for the years ended December 31, 2021, and 2020 was as follows:

	Number of Shares
	Available for	Restricted
	future	stock
	grant	awards
Balance as of December 31, 2019	—	167,319
Retainer shares awarded	—	—
Plan expiration	—	—
Balance as of December 31, 2020	—	167,319
Retainer shares awarded	—	—
Balance as of December 31, 2021	—	167,319

Compensation expense relating to stock awards under this plan was $0 in 2021, $0  in 2020, and $0.3 million in 2019.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation Employee Stock Ownership Plan, or ESOP, and a defined contribution salary reduction plan, or 401k. The plans cover substantially all full-time employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board of Directors, at its discretion, and allocated to participants based on a percentage of annual compensation. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401k, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for years ending December 31, 2021, 2020, and 2019 were as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
Salary reduction plan	$3,123	$2,960	$2,599
ESOP	2,014	2,166	1,836
Total	$5,137	$5,126	$4,435
Total ESOP shares outstanding	1,207,952	1,170,611	1,307,439

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2021, 2020, and 2019.

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Retirement and benefits	$71,709	$60,956	$63,811
Wealth management	21,052	17,451	15,502
Mortgage banking (1)	48,502	61,641	25,805
Service charges on deposit accounts	1,395	1,409	1,772
Net gains (losses) on investment securities (1)	125	2,737	357
Other
Interchange fees	2,180	2,140	1,972
Bank-owned life insurance income (1)	793	797	803
Misc. transactional fees	1,218	1,246	1,236
Other noninterest income	413	994	2,936
Total noninterest income	$147,387	$149,371	$114,194
(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

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

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2021	2020	2019
Federal
Current	$10,731	$14,541	$7,091
Deferred	2,212	(3,615)	267
Federal income tax	12,943	10,926	7,358
State
Current	2,879	3,736	1,926
Deferred	574	(819)	72
State income tax	3,453	2,917	1,998
Total income tax expense	$16,396	$13,843	$9,356

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Deferred Tax Assets
Allowance for loan losses	$7,925	$8,556
Employee compensation and benefit accruals	2,762	2,608
Expense accruals	634	352
Identifiable intangible amortization	3,341	3,388
Deferred loan fees	58	1,204
Net operating loss carry forwards	42	173
Nonaccrual loan interest	86	62
Unrealized gain on available‑for‑sale investment securities	1,426	—
Other	518	505
Total deferred tax assets from temporary differences	16,792	16,848
Deferred Tax Liabilities
Accumulated depreciation	918	314
Goodwill and intangible amortization	2,752	2,258
Servicing assets	451	511
Prepaid expenses	1,014	785
Unrealized loss on available‑for‑sale investment securities	—	3,566
Other	43	5
Total deferred tax liabilities from temporary differences	5,178	7,439
Net Deferred Tax Assets	$11,614	$9,409

The reconciliation between applicable income taxes and the amount computed at the applicable statutory Federal tax rate for years ending December 31, 2021, 2020, and 2019 was as follows:

	Year ended December 31,
	2021		2020		2019
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$14,506	21.0%	$12,289	21.0%	$8,168	21.0%
Tax effect of:
Tax exempt income	(556)	(0.8)%	(527)	(0.9)%	(442)	(1.1)%
State income taxes, net of federal benefits	2,973	4.3	2,522	4.3	1,618	4.2
Nondeductible items and other	(527)	(0.8)	(441)	(0.8)	12	—
Applicable income taxes	$16,396	23.7%	$13,843	23.6%	$9,356	24.1%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 21 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects tax credit investments at December 31, 2021:

		December 31, 2021
(dollars in thousands)		Investment	Unfunded Commitment (1)
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$7,906	$—
Total		$7,906	$—

For the year ended December 31, 2021, we had no amortization expense recognized for the Company’s qualified affordable housing projects tax credit investments.

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

The following table presents key metrics related to the Company’s segments as of and for the periods presented:

	Year ended December 31, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$87,014	$—	$—	$1,981	$(1,896)	$87,099
Provision for loan losses	(3,500)	—	—	—	—	(3,500)
Noninterest income	6,091	71,709	21,052	48,502	33	147,387
Noninterest expense	44,989	40,164	8,869	37,162	37,725	168,909
Net income before taxes	$51,616	$31,545	$12,183	$13,321	$(39,588)	$69,077
Total assets	$3,254,979	$44,953	$3,644	$75,713	$13,402	$3,392,691

	Year ended December 31, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$85,167	$—	$—	$2,092	$(3,413)	$83,846
Provision for loan losses	10,900	—	—	—	—	10,900
Noninterest income	10,017	60,956	17,451	61,641	(694)	149,371
Noninterest expense	46,883	35,236	8,289	36,323	37,068	163,799
Net income before taxes	$37,401	$25,720	$9,162	$27,410	$(41,175)	$58,518
Total assets	$2,827,792	$47,758	$3,009	$125,078	$10,134	$3,013,771

	Year ended December 31, 2019
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$76,916	$—	$—	$1,245	$(3,610)	$74,551
Provision for loan losses	7,312	—	—	—	—	7,312
Noninterest income	6,970	63,811	15,502	25,805	2,106	114,194
Noninterest expense	43,171	35,407	7,188	21,877	34,894	142,537
Net income before taxes	$33,403	$28,404	$8,314	$5,173	$(36,398)	$38,896
Total assets	$2,259,614	$39,021	$128	$47,703	$10,412	$2,356,878

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

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2021, 2020, and 2019 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2021	2020	2019
Net income	$52,681	$44,675	$29,540
Dividends and undistributed earnings allocated to participating securities	802	770	647
Net income available to common shareholders	$51,879	$43,905	$28,893
Weighted-average common shares outstanding for basic earnings per share	17,189	17,106	14,736
Dilutive effect of stock-based awards	297	332	357
Weighted-average common shares outstanding for diluted earnings per share	17,486	17,438	15,093
Earnings per common share:
Basic earnings per common share	$3.02	$2.57	$1.96
Diluted earnings per common share	$2.97	$2.52	$1.91

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has extended loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at December 31, 2021 and 2020:

	Year ended December 31,
(dollars in thousands)	2021	2020
Beginning balance	$254	$307
New loans and advances	132	271
Repayments	(352)	(322)
Changes to related parties (1)	—	(2)
Ending balance	$34	$254
(1)	Represents changes related to directors that retired from our Board during the year.

Deposits from related parties held by the Bank at December 31, 2021 and 2020, amounted to $3.6 million and $3.1 million, respectively.

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

The following table presents the total notional or contractual amounts and estimated fair values for derivatives not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading, and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities at December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$1,366	$44,826	$569	$44,597
Interest rate lock commitments	Other assets	1,507	52,316	10,124	270,103
Forward loan sales commitments	Other assets	490	13,418	2,664	86,990
TBA mortgage backed securities	Other assets	34	97,000	—	—
Total asset derivatives		$3,397	$207,560	$13,357	$401,690
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$1,368	$44,826	$572	$44,597
TBA mortgage backed securities	Accrued expenses and other liabilities	—	—	2,339	307,000
Total liability derivatives		$1,368	$44,826	$2,911	$351,597

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2021 and 2020, respectively, was $19 thousand and $2.7 million. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

The gain (loss) recognized on derivatives instruments for years ended December 31, 2021, 2020, and 2019 was as follows:

		Year ended
	Consolidated Statements	December 31,	December 31,	December 31,
(dollars in thousands)	of Income Location	2021	2020	2019
Interest rate swaps	Other noninterest income	$1	$(3)	$—
Interest rate lock commitments	Mortgage banking	(8,660)	8,798	1,216
Forward loan sales commitments	Mortgage banking	(2,174)	2,271	400
TBA mortgage backed securities	Mortgage banking	5,220	(12,997)	(109)
Total gain/(loss) from derivative instruments		$(5,613)	$(1,931)	$1,507

NOTE 26 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at December 31, 2021 and 2020, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at December 31, 2021 and 2020 are presented in the following table:

	December 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$314,628	14.65%	$96,647	4.50%	$	N/A	N/A
Bank	297,453	13.87%	96,538	4.50%		139,444	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	323,358	15.06%	128,862	6.00%		N/A	N/A
Bank	297,453	13.87%	128,718	6.00%		171,624	8.00%
Total capital to risk weighted assets
Consolidated	400,263	18.64%	171,816	8.00%		N/A	N/A
Bank	324,328	15.12%	171,624	8.00%		214,530	10.00%
Tier 1 capital to average assets
Consolidated	323,358	9.79%	132,112	4.00%		N/A	N/A
Bank	297,453	9.01%	132,039	4.00%		165,049	5.00%

	December 31, 2020
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$265,490	12.75%	$93,723	4.50%	$	N/A	N/A
Bank	251,806	12.10%	93,632	4.50%		135,246	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	273,797	13.15%	124,964	6.00%		N/A	N/A
Bank	251,806	12.10%	124,843	6.00%		166,457	8.00%
Total capital to risk weighted assets
Consolidated	349,620	16.79%	166,618	8.00%		N/A	N/A
Bank	277,916	13.36%	166,457	8.00%		208,071	10.00%
Tier 1 capital to average assets
Consolidated	273,797	9.24%	118,587	4.00%		N/A	N/A
Bank	251,806	8.50%	118,511	4.00%		148,139	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2021 and 2020 the Company was in compliance with HUD guidelines.

NOTE 27 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the year ended December 31, 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 28 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,103	$—	$5,103
Mortgage backed securities
Residential agency	—	707,157	—	707,157
Commercial	—	90,913	—	90,913
Asset backed securities	—	54	—	54
Corporate bonds	—	50,422	—	50,422
Total available-for-sale investment securities	$—	$853,649	$—	$853,649
Other assets
Derivatives	$—	$3,397	$—	$3,397
Other liabilities
Derivatives	$—	$1,368	$—	$1,368

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,907	$—	$5,907
Obligations of state and political agencies	—	153,773	—	153,773
Mortgage backed securities
Residential agency	—	306,719	—	306,719
Commercial	—	94,978	—	94,978
Asset backed securities	—	115	—	115
Corporate bonds	—	30,850	—	30,850
Total available-for-sale investment securities	$—	$592,342	$—	$592,342
Other assets
Derivatives	$—	$13,357	$—	$13,357
Other liabilities
Derivatives	$—	$2,911	$—	$2,911

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

Net impairment losses related to nonrecurring estimated fair value measurements of certain assets for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,490	$—	$46,490	$—
Impaired loans	—	2,469	2,469	283
Foreclosed assets	—	885	885	—
Servicing rights	—	1,880	1,880	—

	December 31, 2020
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$122,440	$—	$122,440	$—
Impaired loans	—	7,325	7,325	1,205
Foreclosed assets	—	63	63	—
Servicing rights	—	1,987	1,987	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values at December 31, 2021 and 2020, are as follows:

			December 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,469	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	885	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,880	161-327	237
		Discount rate		9.5%	9.5%

			December 31, 2020
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$7,325	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	63	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,987	191-403	285
		Discount rate		9.0%	9.0%

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

The following disclosures represent financial instruments in which the ending balances at December 31, 2021 and 2020 are not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$242,311	$242,311	$—	$—	$242,311
Investment securities held-to-maturity	352,061	—	349,677	—	349,677
Loans	1,726,448	—	—	1,760,784	1,760,784
Accrued interest receivable	8,537	8,537	—	—	8,537
Bank-owned life insurance	33,156	—	33,156	—	33,156
Financial Liabilities
Noninterest-bearing deposits	$938,840	$—	$938,840	$—	$938,840
Interest-bearing deposits	1,748,799	—	1,748,799	—	1,748,799
Time deposits	232,912	—	—	232,970	232,970
Long-term debt	58,933	—	57,772	—	57,772
Accrued interest payable	1,674	1,674	—	—	1,674

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,962	$172,962	$—	$—	$172,962
Loans	1,945,129	—	—	1,992,394	1,992,394
Accrued interest receivable	9,662	9,662	—	—	9,662
Bank-owned life insurance	32,363	—	32,363	—	32,363
Financial Liabilities
Noninterest-bearing deposits	$754,716	$—	$754,716	$—	$754,716
Interest-bearing deposits	1,607,939	—	1,607,939	—	1,607,939
Time deposits	209,338	—	—	210,637	210,637
Long-term debt	58,735	—	56,131	—	56,131
Accrued interest payable	654	654	—	—	654

NOTE 29 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$81,753	$76,701
Land, premises and equipment, net	87	202
Investment in subsidiaries	342,538	316,789
Deferred income taxes, net	1,000	1,007
Other assets	655	589
Total assets	$426,033	$395,288
Liabilities and Stockholders’ Equity
Long‑term debt	$58,933	$58,735
Accrued expenses and other liabilities	7,697	6,390
Total liabilities	66,630	65,125
Stockholders’ equity	359,403	330,163
Total stockholders’ equity	359,403	330,163
Total liabilities and stockholders’ equity	$426,033	$395,288

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Income
Dividends from subsidiaries	$16,000	$16,000	$15,000
Other income	4	10	15
Total operating income	16,004	16,010	15,015
Expenses	5,293	6,057	5,999
Income before equity in undistributed income	10,711	9,953	9,016
Equity in undistributed income of subsidiaries	40,642	33,208	19,089
Income before income taxes	51,353	43,161	28,105
Income tax benefit	1,328	1,514	1,435
Net income	$52,681	$44,675	$29,540

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Operating activities
Net income	$52,681	$44,675	$29,540
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(40,642)	(33,208)	(19,089)
Depreciation and amortization	115	116	115
Stock‑based compensation cost	3,095	1,927	251
Other, net	1,266	413	2,676
Net cash provided by operating activities	16,515	13,923	13,493
Investing activities
Investment in bank subsidiary	—	—	—
Acquisitions, net cash acquired	—	—	—
Net cash provided by investing activities	—	—	—
Financing activities
Cash dividends paid on common stock	(10,751)	(10,387)	(8,909)
Repurchase of common stock	(712)	(482)	(1,948)
Proceeds from the issuance of common stock in initial public offering net of issuance costs	—	—	62,804
Net cash provided by financing activities	(11,463)	(10,869)	51,947
Change in cash and cash equivalents	5,052	3,054	65,440
Cash and cash equivalents at beginning of period	76,701	73,647	8,207
Cash and cash equivalents at end of period	$81,753	$76,701	$73,647

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

NOTE 31 Subsequent Events

On December 8, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with MPB BHC, Inc. and Arizona corporation, or MPB, pursuant to which MPB will merge into the Company, with the Company as the surviving corporation, or the Merger. The Merger is expected to be completed in the second quarter of 2022.

On January 19, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.16 per share of its common stock. The dividend is payable on April 8, 2022, to stockholders of record on March 18, 2022.

Subsequent events have been evaluated through March 10, 2022, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934, or the Exchange Act) as of December 31, 2021, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings ‘Proposal 1 – Election of Directors” and “Corporate Governance and the Board of Directors” appear in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2021, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2021, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2021. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements for the year ending December 31, 2021.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	260,850	$21.04	1,100,000
Equity compensation plans not approved by shareholders	—	—	—
Total	260,850	$21.04	1,100,000

Other information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2021, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2021, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2021, which is incorporated herein by reference.

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
2.1

Agreement and Plan of Merger by and between Alerus Financial Corporation and MBP BHC, Inc., dated December 8, 2021 (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed on December 8, 2021)

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019)
3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019)
4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 on Form 10-K Filed on March 26, 2020)
4.2	Subordinated Note Due March 30, 2021 (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on March 30, 2021)
10.1†

Executive Severance Agreement by and between Alerus Financial Corporation and Randy Newman, dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 on Form S-1 filed on August 16, 2019)

10.2†

Executive Severance Agreement by and between Alerus Financial Corporation and Katie Lorenson, dated October 13, 2018 (incorporated herein by reference to Exhibit 10.4 on Form S-1 filed on August 16, 2019)

Exhibit Number	Description
10.3†	Executive Severance Agreement by and between Alerus Financial Corporation and Ann McConn, dated October 8, 2017 (incorporated herein by reference to Exhibit 10.5 on Form S-1 filed on August 16, 2019)
10.4†

Executive Severance Agreement by and between Alerus Financial Corporation and Karin Taylor, dated December 10, 2018 (incorporated herein by reference to Exhibit 10.6 on Form S-1 filed on August 16, 2019)

10.5†	Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on August 16, 2019)
10.6†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on August 16, 2019)
10.7†

Form of Performance-Based Restricted Stock Unit Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.9 on Form S-1 filed on August 16, 2019)

10.8†	Alerus Financial Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on August 16, 2019)
10.9†	Alerus Financial Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 on Form S-1 filed on August 16, 2019)
10.10†	Alerus Financial Corporation Deferred Compensation Plan for Directors (As Restated Effective January 1, 2005) (incorporated herein by reference to Exhibit 10.12 on Form S-1 filed on August 16, 2019)
10.11†

Alerus Financial Corporation Deferred Compensation Plan for Executives (As Restated Effective January 1, 2006) as subsequently amended (incorporated herein by reference to Exhibit 10.13 on Form S-1 filed on August 16, 2019)

10.12†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)
10.13†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form 10-K filed on March 26, 2020)
10.14†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)
10.15†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.16†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 on Form 10-K filed on March 26, 2020)
10.17†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

Exhibit Number	Description
10.18†

Subordinated Note Purchase Agreement by and between Alerus Financial Corporation and the Bank of North Dakota, dated March 30, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 30, 2021)

10.19†	Alerus Financial Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on From 8-K filed on February 22, 2021)
10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on February 22, 2021)
10.21†	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on February 22, 2021)
10.22†	Form of Time-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on February 22, 2021)
10.23†	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed on February 22, 2021)
10.24†	Employment Offer Letter between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022
10.25†	Executive Severance Agreement by and between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022
21.1	Subsidiaries of Alerus Financial Corporation (incorporated herein by reference to Exhibit 21.1 on Form S-1 filed on August 16, 2019)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
†	Indicates a management contract or compensatory plan or arrangement.

Exhibit Number	Description
101.1 INS	iXBRL Instance Document
101.1 SCH	iXBRL Taxonomy Extension Schema
101.1 CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	iXBRL Taxonomy Extension Definition Linkbase
101.1 LAB	iXBRL Taxonomy Extension Label Linkbase
101.1 PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: March 11, 2022	By: Name: Title:	/s/ Katie A. Lorenson Katie A. Lorenson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katie A. Lorenson Katie A. Lorenson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022

/s/ Alan A. Villalon Alan A. Villalon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2022

/s/ Jerrod K. Hanson Jerrod K. Hanson	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 11, 2022

/s/ Karen M. Bohn Karen M. Bohn	Director	March 11, 2022

/s/ Daniel E. Coughlin Daniel E. Coughlin	Director	March 11, 2022

/s/ Kevin D. Lemke Kevin D. Lemke	Director	March 11, 2022

/s/ Michael S. Mathews Michael S. Mathews	Director	March 11, 2022

/s/ Randy L. Newman Randy L. Newman	Director	March 11, 2022

/s/ Sally J. Smith Sally J. Smith	Director	March 11, 2022

/s/ Galen G. Vetter Galen G. Vetter	Director	March 11, 2022

/s/ Jill E. Schurtz Jill E. Schurtz	Director	March 11, 2022

/s/ Mary E. Zimmer Mary E. Zimmer	Director	March 11, 2022

/s/ Janet O. Estep Janet O. Estep	Director	March 11, 2022