Form 10-Q
period 2022-03-31
ALERUS FINANCIAL CORP
filed 2022-05-06
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding at April 30, 2022 was 17,288,575.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2022	2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$132,832	$242,311
Investment securities
Available-for-sale, at fair value	866,333	853,649
Held-to-maturity, at carrying value	340,150	352,061
Loans held for sale	21,864	46,490
Loans	1,818,042	1,758,020
Allowance for loan losses	(31,713)	(31,572)
Net loans	1,786,329	1,726,448
Land, premises and equipment, net	17,619	18,370
Operating lease right-of-use assets	3,360	3,727
Accrued interest receivable	8,516	8,537
Bank-owned life insurance	33,358	33,156
Goodwill	31,490	31,490
Other intangible assets	19,197	20,250
Servicing rights	1,771	1,880
Deferred income taxes, net	23,517	11,614
Other assets	49,863	42,708
Total assets	$3,336,199	$3,392,691
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$831,558	$938,840
Interest-bearing	2,060,709	1,981,711
Total deposits	2,892,267	2,920,551
Long-term debt	58,902	58,933
Operating lease liabilities	3,850	4,275
Accrued expenses and other liabilities	52,675	49,529
Total liabilities	3,007,694	3,033,288
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,288,575 and 17,212,588 issued and outstanding	17,289	17,213
Additional paid-in capital	92,573	92,878
Retained earnings	260,967	253,567
Accumulated other comprehensive income (loss)	(42,324)	(4,255)
Total stockholders’ equity	328,505	359,403
Total liabilities and stockholders’ equity	$3,336,199	$3,392,691

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2022	2021
Interest Income
Loans, including fees	$17,292	$20,567
Investment securities
Taxable	5,440	2,401
Exempt from federal income taxes	216	236
Other	116	117
Total interest income	23,064	23,321
Interest Expense
Deposits	829	995
Long-term debt	562	288
Total interest expense	1,391	1,283
Net interest income	21,673	22,038
Provision for loan losses	—	—
Net interest income after provision for loan losses	21,673	22,038
Noninterest Income
Retirement and benefit services	17,646	17,255
Wealth management	5,326	4,986
Mortgage banking	4,931	17,132
Service charges on deposit accounts	363	338
Net gains (losses) on investment securities	—	114
Other	1,204	1,056
Total noninterest income	29,470	40,881
Noninterest Expense
Compensation	19,051	23,698
Employee taxes and benefits	6,162	5,813
Occupancy and equipment expense	2,051	2,231
Business services, software and technology expense	4,924	4,976
Intangible amortization expense	1,053	1,151
Professional fees and assessments	1,541	1,472
Marketing and business development	600	676
Supplies and postage	646	531
Travel	179	26
Mortgage and lending expenses	686	1,332
Other	1,178	1,136
Total noninterest expense	38,071	43,042
Income before income taxes	13,072	19,877
Income tax expense	2,888	4,662
Net income	$10,184	$15,215
Per Common Share Data
Basic earnings per common share	$0.58	$0.87
Diluted earnings per common share	$0.57	$0.86
Dividends declared per common share	$0.16	$0.15
Average common shares outstanding	17,244	17,145
Diluted average common shares outstanding	17,500	17,465

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Net Income	$10,184	$15,215
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(46,708)	(18,036)
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(4,118)	—
Reclassification adjustment for losses (gains) realized in income	—	(114)
Total other comprehensive income (loss), before tax	(50,826)	(18,150)
Income tax expense (benefit) related to items of other comprehensive income	(12,757)	(4,556)
Other comprehensive income (loss), net of tax	(38,069)	(13,594)
Total comprehensive income (loss)	$(27,885)	$1,621

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	10,184	—	10,184
Other comprehensive income (loss)	—	—	—	(38,069)	(38,069)
Common stock repurchased	(20)	(587)	—	—	(607)
Common stock dividends	—	—	(2,784)	—	(2,784)
Share‑based compensation expense	—	378	—	—	378
Vesting of restricted stock	96	(96)	—	—	—
Balance as of March 31, 2022	$17,289	$92,573	$260,967	$(42,324)	$328,505

	Three months ended March 31, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	15,215	—	15,215
Other comprehensive income (loss)	—	—	—	(13,594)	(13,594)
Common stock repurchased	(16)	(134)	(296)	—	(446)
Common stock dividends	—	—	(2,602)	—	(2,602)
Share‑based compensation expense	—	498	—	—	498
Vesting of restricted stock	81	(81)	—	—	—
Balance as of March 31, 2021	$17,190	$90,520	$224,480	$(2,956)	$329,234

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Operating Activities
Net income	$10,184	$15,215
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	854	264
Depreciation and amortization	2,083	2,345
Amortization and accretion of premiums/discounts on investment securities	1,010	794
Amortization of operating lease right-of-use assets	(19)	(8)
Stock-based compensation	378	498
Increase in value of bank-owned life insurance	(202)	(193)
Realized loss (gain) on sale of fixed assets	—	(27)
Realized loss (gain) on derivative instruments	2	(713)
Realized loss (gain) on loans sold	(3,097)	(14,201)
Realized loss (gain) on sale of foreclosed assets	(8)	(23)
Realized loss (gain) on sale of investment securities	—	(114)
Realized loss (gain) on servicing rights	(51)	(165)
Net change in:
Loans held for sale	27,638	57,823
Accrued interest receivable	21	391
Other assets	(4,818)	(2,050)
Accrued expenses and other liabilities	872	(4,995)
Net cash provided (used) by operating activities	34,847	54,841
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	—	13,189
Proceeds from maturities of investment securities available-for-sale	31,665	27,307
Purchases of investment securities available-for-sale	(95,640)	(262,081)
Proceeds from sales or calls of investment securities held-to-maturity	515	—
Proceeds from maturities of investment securities held-to-maturity	10,851	—
Net (increase) decrease in loans	(59,910)	41,391
Purchases of premises and equipment	(130)	(277)
Proceeds from sales of foreclosed assets	57	101
Net cash provided (used) by investing activities	(112,592)	(180,370)
Financing Activities
Net increase (decrease) in deposits	(28,284)	145,580
Repayments of long-term debt	(59)	(49,748)
Proceeds from the issuance of subordinated debt	—	50,000
Cash dividends paid on common stock	(2,784)	(2,602)
Repurchase of common stock	(607)	(446)
Net cash provided (used) by financing activities	(31,734)	142,784
Net change in cash and cash equivalents	(109,479)	17,255
Cash and cash equivalents at beginning of period	242,311	172,962
Cash and cash equivalents at end of period	$132,832	$190,217

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
Supplemental Cash Flow Disclosures	2022	2021
Cash paid for:
Interest	$926	$1,405
Income taxes	12	736
Non-cash information
Loan collateral transferred to foreclosed assets	29	154
Unrealized gain (loss) on investment securities available-for-sale	(33,951)	(13,594)
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(4,118)	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America, or GAAP, for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal operating subsidiary is the Bank.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Other Information

As of March 31, 2022, the Coronavirus Disease, or COVID-19, pandemic was ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans, and many of these effects are continuing. Beginning in 2021 and continuing into 2022, the U.S. economy, with certain setbacks, started reopening and wider distribution of vaccines encouraged greater economic activity. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the continued distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2022, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2022.

Adopted Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15,

2020, for public business entities. For private companies and smaller reporting companies, this guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. The Company adopted ASU 2019-12, as of January 2022. The new guidance did not have an impact on the Company’s consolidated financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. In November 2019, the FASB Issued ASU 2019-10, which amends the effective date of this ASU for certain entities, including private companies and smaller reporting companies, until after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. This update is not expected to have a significant impact on the Company’s consolidated financial statements

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the Accounting Standards Codification, or ASC, related to seven topics. The amendments make the ASC easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Issues 1, 2, 3, 4, and 5 are conforming amendments and for public business entities effective upon the issuance of the standard. Issues 6 and 7 are amendments that affect the guidance in ASU 2016-13. The Company will consider these clarifications and improvements in determining the appropriate adoption of ASU 2016-13.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses and fair value of for held-to-maturity as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$4,107	$60	$—	$4,167
Mortgage backed securities
Residential agency	765,363	229	(54,471)	711,121
Commercial	85,123	185	(2,576)	82,732
Asset backed securities	41	1	—	42
Corporate bonds	69,033	531	(1,293)	68,271
Total available-for-sale investment securities	923,667	1,006	(58,340)	866,333
Held-to-maturity
Obligations of state and political agencies	141,373	1	(7,594)	133,780
Mortgage backed securities
Residential agency	198,777	—	(14,731)	184,046
Total held-to-maturity investment securities	340,150	1	(22,325)	317,826
Total investment securities	$1,263,817	$1,007	$(80,665)	$1,184,159

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,028	$75	$—	$5,103
Mortgage backed securities
Residential agency	717,781	1,213	(11,837)	707,157
Commercial	88,362	2,674	(123)	90,913
Asset backed securities	52	2	—	54
Corporate bonds	49,035	1,398	(11)	50,422
Total available-for-sale investment securities	860,258	5,362	(11,971)	853,649
Held-to-maturity
Obligations of state and political agencies	144,543	1,110	(349)	145,304
Mortgage backed securities
Residential agency	207,518	—	(3,145)	204,373
Total held-to-maturity investment securities	352,061	1,110	(3,494)	349,677
Total investment securities	$1,212,319	$6,472	$(15,465)	$1,203,326

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(30,707)	462,087	(23,764)	219,167	(54,471)	681,254
Commercial	(2,576)	70,176	—	—	(2,576)	70,176
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(1,293)	38,240	—	—	(1,293)	38,240
Total available-for-sale investment securities	(34,576)	570,503	(23,764)	219,169	(58,340)	789,672
Held-to-maturity
Obligations of state and political agencies	(7,594)	131,278	—	—	(7,594)	131,278
Mortgage backed securities
Residential agency	(14,731)	184,046	—	—	(14,731)	184,046
Total held-to-maturity investment securities	(22,325)	315,324	—	—	(22,325)	315,324
Total investment securities	$(56,901)	$885,827	$(23,764)	$219,169	$(80,665)	$1,104,996

	December 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(10,156)	554,811	(1,681)	55,082	(11,837)	609,893
Commercial	(123)	17,470	—	—	(123)	17,470
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(11)	5,989	—	—	(11)	5,989
Total available-for-sale investment securities	(10,290)	578,270	(1,681)	55,084	(11,971)	633,354
Held-to-maturity
Obligations of state and political agencies	(349)	53,210	—	—	(349)	53,210
Mortgage backed securities
Residential agency	(3,145)	204,373	—	—	(3,145)	204,373
Total held-to-maturity investment securities	(3,494)	257,583	—	—	(3,494)	257,583
Total investment securities	$(13,784)	$835,853	$(1,681)	$55,084	$(15,465)	$890,937

For all of the above investment securities, the unrealized losses were generally due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their maturity dates. The Company expects that it could see a continued increase in unrealized losses if the Federal Reserve continues to raise interest rates. The Company evaluates securities for other-than-temporary impairment, or OTTI, on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the three months ended March 31, 2022 and 2021, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and fair value of available-for-sale and carrying value and fair value of held-to-maturity investment securities as of March 31, 2022, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$7,452	$7,423	$1	$1
Due after one year through five years	35,474	33,923	8,456	8,316
Due after five years through ten years	73,557	69,032	100,021	98,740
Due after 10 years	223,667	207,448	815,189	759,276
Total investment securities	$340,150	$317,826	$923,667	$866,333

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $270.0 million and $192.8 million were pledged as of March 31, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three months ended March 31, 2022 and 2021, are displayed in the table below:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Proceeds	$—	$13,189
Realized gains	—	114
Realized losses	—	—

Proceeds from the call of held-to-maturity investment securities, for the three months ended March 31, 2022 and 2021, are displayed in the table below:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Proceeds	$515	$—
Realized gains	—	—
Realized losses	—	—

As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Federal Reserve	$2,675	$2,675
FHLB	4,246	3,806

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2022, the conversion ratio was 1.6181. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,204 Class A equivalents) that the Company owned as of March 31, 2022 and December 31, 2021, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial (1)	$467,449	$436,761
Real estate construction	41,604	40,619
Commercial real estate	602,158	598,893
Total commercial	1,111,211	1,076,273
Consumer
Residential real estate first mortgage	522,489	510,716
Residential real estate junior lien	130,604	125,668
Other revolving and installment	53,738	45,363
Total consumer	706,831	681,747
Total loans	$1,818,042	$1,758,020
(1)	Included Paycheck Protection Program, or PPP, loans of $13.1 million at March 31, 2022 and $33.6 million at December 31, 2021.

Total loans included net deferred loan fees and costs of $444 thousand and $231 thousand at March 31, 2022 and December 31, 2021, respectively. Deferred loan fees on PPP loans were $333 thousand at March 31, 2022 and $881 thousand at December 31, 2021.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurements of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status. Loan modifications made in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions, as issued on April 7, 2020, are included as accruing current.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$465,678	$218	$146	$1,407	$467,449
Real estate construction	41,604	—	—	—	41,604
Commercial real estate	601,087	442	—	629	602,158
Total commercial	1,108,369	660	146	2,036	1,111,211
Consumer
Residential real estate first mortgage	520,043	687	—	1,759	522,489
Residential real estate junior lien	129,934	445	—	225	130,604
Other revolving and installment	53,518	171	—	49	53,738
Total consumer	703,495	1,303	—	2,033	706,831
Total loans	$1,811,864	$1,963	$146	$4,069	$1,818,042

	December 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$435,135	$168	$121	$1,337	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	598,264	—	—	629	598,893
Total commercial	1,074,018	168	121	1,966	1,076,273
Consumer
Residential real estate first mortgage	508,925	1,770	—	21	510,716
Residential real estate junior lien	125,412	167	—	89	125,668
Other revolving and installment	45,242	121	—	—	45,363
Total consumer	679,579	2,058	—	110	681,747
Total loans	$1,753,597	$2,226	$121	$2,076	$1,758,020

Interest income foregone on nonaccrual loans approximated $36 thousand and $80 thousand for the three months ended March 31, 2022 and 2021, respectively.

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$463,278	$—	$4,171	$—	$467,449
Real estate construction	41,604	—	—	—	41,604
Commercial real estate	592,748	—	9,410	—	602,158
Total commercial	1,097,630	—	13,581	—	1,111,211
Consumer
Residential real estate first mortgage	520,438	—	2,051	—	522,489
Residential real estate junior lien	129,830	—	774	—	130,604
Other revolving and installment	53,689	—	49	—	53,738
Total consumer	703,957	—	2,874	—	706,831
Total loans	$1,801,587	$—	$16,455	$—	$1,818,042

	December 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$430,235	$480	$6,046	$—	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	585,291	—	13,602	—	598,893
Total commercial	1,056,145	480	19,648	—	1,076,273
Consumer
Residential real estate first mortgage	510,375	—	341	—	510,716
Residential real estate junior lien	124,898	—	770	—	125,668
Other revolving and installment	45,363	—	—	—	45,363
Total consumer	680,636	—	1,111	—	681,747
Total loans	$1,736,781	$480	$20,759	$—	$1,758,020

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$771	$(27)	$126	$9,795
Real estate construction	783	27	—	—	810
Commercial real estate	12,376	(441)	—	11	11,946
Total commercial	22,084	357	(27)	137	22,551
Consumer
Residential real estate first mortgage	6,532	129	—	—	6,661
Residential real estate junior lien	1,295	92	—	13	1,400
Other revolving and installment	481	145	(18)	36	644
Total consumer	8,308	366	(18)	49	8,705
Unallocated	1,180	(723)	—	—	457
Total	$31,572	$—	$(45)	$186	$31,713

	Three months ended March 31, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$316	$(204)	$170	$10,487
Real estate construction	658	(60)	—	—	598
Commercial real estate	14,105	277	(536)	3	13,849
Total commercial	24,968	533	(740)	173	24,934
Consumer
Residential real estate first mortgage	5,774	273	—	—	6,047
Residential real estate junior lien	1,373	(168)	—	83	1,288
Other revolving and installment	753	(83)	(44)	40	666
Total consumer	7,900	22	(44)	123	8,001
Unallocated	1,378	(555)	—	—	823
Total	$34,246	$—	$(784)	$296	$33,758

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,584	$465,865	$467,449	$339	$9,456	$9,795
Real estate construction	—	41,604	41,604	—	810	810
Commercial real estate	806	601,352	602,158	4	11,942	11,946
Total commercial	2,390	1,108,821	1,111,211	343	22,208	22,551
Consumer
Residential real estate first mortgage	1,759	520,730	522,489	—	6,661	6,661
Residential real estate junior lien	226	130,378	130,604	—	1,400	1,400
Other revolving and installment	49	53,689	53,738	18	626	644
Total consumer	2,034	704,797	706,831	18	8,687	8,705
Unallocated	—	—	—	—	—	457
Total loans	$4,424	$1,813,618	$1,818,042	$361	$30,895	$31,713

	December 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,831	$434,930	$436,761	$278	$8,647	$8,925
Real estate construction	—	40,619	40,619	—	783	783
Commercial real estate	809	598,084	598,893	5	12,371	12,376
Total commercial	2,640	1,073,633	1,076,273	283	21,801	22,084
Consumer
Residential real estate first mortgage	21	510,695	510,716	—	6,532	6,532
Residential real estate junior lien	91	125,577	125,668	—	1,295	1,295
Other revolving and installment	—	45,363	45,363	—	481	481
Total consumer	112	681,635	681,747	—	8,308	8,308
Unallocated	—	—	—	—	—	1,180
Total loans	$2,752	$1,755,268	$1,758,020	$283	$30,109	$31,572

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	March 31, 2022			December 31, 2021
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$508	$532	$339	$445	$464	$278
Commercial real estate	177	199	4	180	203	5
Residential real estate junior lien	—	—	—	—	—	—
Other revolving and installment	40	40	18	—	—	—
Total impaired loans with a valuation allowance	725	771	361	625	667	283
Impaired loans without a valuation allowance
Commercial and industrial	1,076	1,188	—	1,386	1,575	—
Commercial real estate	629	684	—	629	684	—
Residential real estate first mortgage	1,759	1,759	—	21	24	—
Residential real estate junior lien	226	256	—	91	120	—
Other revolving and installment	9	9	—	—	—	—
Total impaired loans without a valuation allowance	3,699	3,896	—	2,127	2,403	—
Total impaired loans
Commercial and industrial	1,584	1,720	339	1,831	2,039	278
Commercial real estate	806	883	4	809	887	5
Residential real estate first mortgage	1,759	1,759	—	21	24	—
Residential real estate junior lien	226	256	—	91	120	—
Other revolving and installment	49	49	18	—	—	—
Total impaired loans	$4,424	$4,667	$361	$2,752	$3,070	$283

The table below presents the average recorded investment in impaired loans and interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$528	$3	$1,816	$13
Commercial real estate	180	2	2,793	138
Residential real estate junior lien	—	—	33	—
Other revolving and installment	41	—	38	—
Total impaired loans with a valuation allowance	749	5	4,680	151
Impaired loans without a valuation allowance
Commercial and industrial	1,126	—	1,258	22
Commercial real estate	642	—	2,158	—
Residential real estate first mortgage	1,759	—	435	—
Residential real estate junior lien	230	—	176	—
Other revolving and installment	9	—	—	—
Total impaired loans without a valuation allowance	3,766	—	4,027	22
Total impaired loans
Commercial and industrial	1,654	3	3,074	35
Commercial real estate	822	2	4,951	138
Residential real estate first mortgage	1,759	—	435	—
Residential real estate junior lien	230	—	209	—
Other revolving and installment	50	—	38	—
Total impaired loans	$4,515	$5	$8,707	$173

Loans with a carrying value of $1.3 billion as of March 31, 2022 and $1.2 billion as of December 31, 2021, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the first quarter of 2022, there were no loans modified as a TDR. During the first quarter of 2021, there were no loans modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Banking	$20,131	$20,131
Retirement and benefit services	11,359	11,359
Total goodwill	$31,490	$31,490

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of March 31, 2022.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$42,057	$(22,860)	$19,197	$42,057	$(21,807)	$20,250
Total intangible assets	$42,057	$(22,860)	$19,197	$42,057	$(21,807)	$20,250

Amortization of intangible assets was $1.1 million and $1.2 million for the three months ended March 31, 2022, and 2021, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $325.0 million and $345.8 million as of March 31, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Balance, beginning of period	$1,880	$1,987
Additions	4	49
Amortization	(159)	(200)
(Impairment)/Recovery	46	116
Balance, end of period	$1,771	$1,952

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2022 and December 31, 2021. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Fair value of servicing rights	$1,771	$1,880
Weighted-average remaining term, years	20.7	20.3
Prepayment speeds	8.8%	14.2%
Discount rate	10.0%	9.5%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for offices and office equipment rentals with terms extending through 2027. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases. The Company has one existing finance lease for the Company’s headquarters building with a lease term through October 31, 2022.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements:

		March 31,	December 31,
(dollars in thousands)		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,360	$3,727
Finance lease right-of-use assets	Land, premises and equipment, net	58	87
Total lease right-of-use assets		$3,418	$3,814
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$3,850	$4,275
Finance lease liabilities	Long-term debt	143	203
Total lease liabilities		$3,993	$4,478

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

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term, years
Operating leases	3.3	3.4
Finance leases	0.5	0.8
Weighted-average discount rate
Operating leases	2.3%	2.5%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ending March 31, 2022 and 2021:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Lease costs
Operating lease cost	$411	$496
Variable lease cost	213	233
Short-term lease cost	45	37
Finance lease cost
Interest on lease liabilities	4	8
Amortization of right-of-use assets	29	29
Sublease income	(57)	(60)
Net lease cost	$645	$743
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$392	$487
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
March 31, 2023	$146	$1,597
March 31, 2024	—	1,439
March 31, 2025	—	676
March 31, 2026	—	389
March 31, 2027	—	250
Thereafter	—	238
Total future minimum lease payments	$146	$4,589
Amounts representing interest	(3)	(739)
Total operating lease liabilities	$143	$3,850

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Noninterest-bearing	$831,558	$938,840
Interest-bearing
Interest-bearing demand	760,321	714,669
Savings accounts	99,299	96,825
Money market savings	976,905	937,305
Time deposits	224,184	232,912
Total interest-bearing	2,060,709	1,981,711
Total deposits	$2,892,267	$2,920,551

NOTE 9 Long-Term Debt

Long-term debt as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,503	Three-month LIBOR + 3.10%	4.07%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,256	Three-month LIBOR + 1.80%	2.63%	9/15/2036	9/15/2011
Finance lease liability	2,700	143	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,902

	December 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	12/30/2025	12/30/2020
Junior subordinated debenture (Trust I)	4,124	3,492	Three-month LIBOR + 3.10%	3.32%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,238	Three-month LIBOR + 1.80%	2.00%	9/15/2036	9/15/2011
Finance lease liability	2,700	203	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,933

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of March 31, 2022 and December 31, 2021, respectively, was as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$650,087	$668,115
Standby letters of credit	10,591	10,529
Total	$660,678	$678,644

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit with the FHLB as of March 31, 2022 and December 31, 2021. With the Bank of North Dakota, the Company had no letters of credit outstanding as of March 31, 2022 and December 31, 2021. Bank of North Dakota potential letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $227.9 million and $229.7 million as of March 31, 2022 and December 31, 2021, respectively.

NOTE 11 Share-Based Compensation

Before May 6, 2016, the Company granted equity awards pursuant to the Alerus Financial Corporation 2009 Stock Plan. The awards were in the form of restricted stock or restricted stock units and represent an element of employee compensation. The Related compensation expense for the awards is based on the fair value of Alerus Financial Corporation common stock at the time of grant. The value of awards that are expected to vest is amortized as an expense over the applicable vesting periods. The ability to grant awards under this plan has expired.

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2022, 948,428 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $378 thousand and $498 thousand for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	260,850	$21.04	325,030	$19.48
Granted	70,850	28.39	59,374	26.36
Vested	(96,618)	18.66	(81,092)	20.72
Forfeited or cancelled	(2,209)	22.75	—	—
Outstanding at end of period	232,873	$23.33	303,312	$20.49

As of March 31, 2022, there was $3.1 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 12 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,745	21.0%	$4,174	21.0%
Tax effect of:
Tax exempt income	(117)	(0.9)%	(153)	(0.8)%
State income taxes, net of federal benefits	579	4.4	854	4.3
Nondeductible items and other	(319)	(2.4)	(213)	(1.1)
Applicable income taxes	$2,888	22.1%	$4,662	23.4%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 13 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credit investments as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$12,906	$11,686	$7,906	$6,999
Total		$12,906	$11,686	$7,906	$6,999

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended March 31, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,525	$—	$—	$709	$(561)	$21,673
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,538	17,646	5,326	4,931	29	29,470
Noninterest expense	12,694	8,432	1,838	5,020	10,087	38,071
Net income before taxes	$10,369	$9,214	$3,488	$620	$(10,619)	$13,072

	Three months ended March 31, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,880	$—	$—	$446	$(288)	$22,038
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,522	17,255	4,986	17,132	(14)	40,881
Noninterest expense	11,084	10,112	2,335	10,853	8,658	43,042
Net income before taxes	$12,318	$7,143	$2,651	$6,725	$(8,960)	$19,877

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

NOTE 15 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three months ending March 31, 2022 and 2021 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2022	2021
Net income	$10,184	$15,215
Dividends and undistributed earnings allocated to participating securities	125	254
Net income available to common shareholders	$10,059	$14,961
Weighted-average common shares outstanding for basic earnings per share	17,244	17,145
Dilutive effect of stock-based awards	256	320
Weighted-average common shares outstanding for diluted earnings per share	17,500	17,465
Earnings per common share:
Basic earnings per common share	$0.58	$0.87
Diluted earnings per common share	$0.57	$0.86

NOTE 16 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments as of March 31, 2022 and December 31, 2021. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$3,642	$44,480	$1,366	$44,826
Interest rate lock commitments	Other assets	882	53,070	1,507	52,316
Forward loan sales commitments	Other assets	—	—	490	13,418
TBA mortgage backed securities	Other assets	1,230	80,466	34	97,000
Total asset derivatives		$5,754	$178,016	$3,397	$207,560
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$3,644	$44,480	$1,368	$44,826
TBA mortgage backed securities	Accrued expenses and other liabilities	—	—	—	—
Total liability derivatives		$3,644	$44,480	$1,368	$44,826

The gain (loss) recognized on derivative instruments for the three months ended March 31, 2022 and 2021 was as follows:

		Three months ended
	Consolidated Statements	March 31,	March 31,
(dollars in thousands)	of Income Location	2022	2021
Interest rate swaps	Other noninterest income	$—	$2
Interest rate lock commitments	Mortgage banking	(710)	(6,245)
Forward loan sales commitments	Mortgage banking	(490)	(1,635)
TBA mortgage backed securities	Mortgage banking	2,503	8,961
Total gain/(loss) from derivative instruments		$1,303	$1,083

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at March 31, 2022 and December 31, 2021 was $19 thousand and $19 thousand, respectively. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at March 31, 2022 and December 31, 2021, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2022 and December 31, 2021:

	March 31, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$322,985	14.27%	$101,863	4.50%	$	N/A	N/A
Bank	305,828	13.52%	101,817	4.50%		147,070	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	331,743	14.66%	135,817	6.00%		N/A	N/A
Bank	305,828	13.52%	135,757	6.00%		181,009	8.00%
Total capital to risk weighted assets
Consolidated	410,081	18.12%	181,090	8.00%		N/A	N/A
Bank	334,153	14.77%	181,009	8.00%		226,261	10.00%
Tier 1 capital to average assets
Consolidated	331,743	10.30%	128,837	4.00%		N/A	N/A
Bank	305,828	9.50%	128,768	4.00%		160,960	5.00%

	December 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$314,628	14.65%	$96,647	4.50%	$	N/A	N/A
Bank	297,453	13.87%	96,538	4.50%		139,444	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	323,358	15.06%	128,862	6.00%		N/A	N/A
Bank	297,453	13.87%	128,718	6.00%		171,624	8.00%
Total capital to risk weighted assets
Consolidated	400,263	18.64%	171,816	8.00%		N/A	N/A
Bank	324,328	15.12%	171,624	8.00%		214,530	10.00%
Tier 1 capital to average assets
Consolidated	323,358	9.79%	132,112	4.00%		N/A	N/A
Bank	297,453	9.01%	132,039	4.00%		165,049	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2022, the ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2022, and December 31, 2021, the Company was in compliance with the aforementioned guidelines.

NOTE 18 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2022, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$4,167	$—	$4,167
Mortgage backed securities
Residential agency	—	711,121	—	711,121
Commercial	—	82,732	—	82,732
Asset backed securities	—	42	—	42
Corporate bonds	—	68,271	—	68,271
Total available-for-sale investment securities	$—	$866,333	$—	$866,333
Other assets
Derivatives	$—	$5,754	$—	$5,754
Other liabilities
Derivatives	$—	$3,644	$—	$3,644

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,103	$—	$5,103
Mortgage backed securities
Residential agency	—	707,157	—	707,157
Commercial	—	90,913	—	90,913
Asset backed securities	—	54	—	54
Corporate bonds	—	50,422	—	50,422
Total available-for-sale investment securities	$—	$853,649	$—	$853,649
Other assets
Derivatives	$—	$3,397	$—	$3,397
Other liabilities
Derivatives	$—	$1,368	$—	$1,368

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$21,864	$—	$21,864	$—
Impaired loans	—	4,063	4,063	361
Foreclosed assets	—	865	865	—
Servicing rights	—	1,771	1,771	—

	December 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,490	$—	$46,490	$—
Impaired loans	—	2,469	2,469	283
Foreclosed assets	—	885	885	—
Servicing rights	—	1,880	1,880	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2022, and December 31, 2021, were as follows:

			March 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,063	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	865	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,771	126-174	147
		Discount rate		10.0%	10.0%

			December 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,469	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	885	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,880	161-327	237
		Discount rate		9.5%	9.5%

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

The following disclosures represent financial instruments in which the ending balances, as of March 31, 2022 and December 31, 2021, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the consolidated balance sheets approximate those assets’ and liabilities’ estimated fair values.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	March 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$132,832	$132,832	$—	$—	$132,832
Investment securities held-to-maturity	340,150	—	317,826	—	317,826
Loans, net	1,786,329	—	—	1,800,339	1,800,339
Accrued interest receivable	8,516	8,516	—	—	8,516
Bank-owned life insurance	33,358	—	33,358	—	33,358
Financial Liabilities
Noninterest-bearing deposits	$831,558	$—	$831,558	$—	$831,558
Interest-bearing deposits	1,836,525	—	1,836,525	—	1,836,525
Time deposits	224,184	—	—	223,127	223,127
Long-term debt	58,902	—	61,651	—	61,651
Accrued interest payable	2,139	2,139	—	—	2,139

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$242,311	$242,311	$—	$—	$242,311
Investment securities held-to-maturity	352,061	—	349,677	—	349,677
Loans, net	1,726,448	—	—	1,760,784	1,760,784
Accrued interest receivable	8,537	8,537	—	—	8,537
Bank-owned life insurance	33,156	—	33,156	—	33,156
Financial Liabilities
Noninterest-bearing deposits	$938,840	$—	$938,840	$—	$938,840
Interest-bearing deposits	1,748,799	—	1,748,799	—	1,748,799
Time deposits	232,912	—	—	232,970	232,970
Long-term debt	58,933	—	57,772	—	57,772
Accrued interest payable	1,674	1,674	—	—	1,674

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2022 and 2021. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including rising rates of inflation;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions;

●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to successfully manage liquidity risk, especially in light of recent excess liquidity at the Bank;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	interest rate risks associated with our business, including the effects of anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies;

●	our ability to manage mortgage pipeline risk;
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate;
●	talent and labor shortages and employee turnover;
●	possible federal mask and vaccine mandates;
●	the impact of inflation and anticipated interest rate increases;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in critical accounting policies, or the assumptions and judgments utilized in applying these policies since December 31, 2021.

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

Recent Developments

Impact of COVID-19

As of March 31, 2022, the COVID-19 pandemic remained ongoing. The progression of the COVID-19 pandemic in the United States did not have an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2022. Nonetheless, the economic recovery could remain gradual and uneven and could be hindered by persistent or resurgent infection rates, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

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

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2022	2021	2021
Performance Ratios
Return on average total assets	1.26%	1.50%	2.02%
Return on average common equity	11.78%	14.13%	18.46%
Return on average tangible common equity (1)	14.72%	17.36%	23.03%
Noninterest income as a % of revenue	57.62%	59.67%	64.97%
Net interest margin (taxable-equivalent basis)	2.83%	2.84%	3.12%
Efficiency ratio (1)	72.25%	71.06%	66.43%
Average equity to average assets	10.67%	10.65%	10.97%
Net charge-offs/(recoveries) to average loans	(0.03)%	(0.22)%	0.10%
Dividend payout ratio	28.07%	22.22%	17.44%
Per Common Share
Earnings per common share - basic	$0.58	$0.73	$0.87
Earnings per common share - diluted	$0.57	$0.72	$0.86
Dividends declared per common share	$0.16	$0.16	$0.15
Book value per common share	$19.00	$20.88	$19.15
Tangible book value per common share (1)	$16.07	$17.87	$15.95
Average common shares outstanding - basic	17,244	17,210	17,145
Average common shares outstanding - diluted	17,500	17,480	17,465
Other Data
Retirement and benefit services assets under administration/management	$35,333,131	$36,732,938	$34,774,650
Wealth management assets under administration/management	$4,584,856	$4,039,931	$3,357,530
Mortgage originations	$186,762	$356,821	$518,014
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2022	2021	2021
Selected Average Balance Sheet Data
Loans	$1,768,226	$1,782,657	$1,945,437
Investment securities	1,216,256	1,119,370	662,413
Assets	3,286,809	3,353,900	3,047,261
Deposits	2,816,828	2,870,631	2,615,579
Long-term debt	58,908	58,938	25,677
Stockholders’ equity	350,545	357,084	334,188

	March 31,	December 31,	March 31,
(dollars in thousands)	2022	2021	2021
Selected Period End Balance Sheet Data
Loans	$1,818,042	$1,758,020	$1,937,345
Allowance for loan losses	(31,713)	(31,572)	(33,758)
Investment securities	1,206,483	1,205,710	795,097
Assets	3,336,199	3,392,691	3,151,756
Deposits	2,892,267	2,920,551	2,717,573
Long-term debt	58,902	58,933	59,020
Total stockholders’ equity	328,505	359,403	329,234

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2022	2021	2021
Selected Income Statement Data
Net interest income	$21,673	$22,789	$22,038
Provision for loan losses	—	(1,500)	—
Noninterest income	29,470	33,718	40,881
Noninterest expense	38,071	41,276	43,042
Income before income taxes	13,072	16,731	19,877
Income tax expense	2,888	4,026	4,662
Net income	$10,184	$12,705	$15,215

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity less goodwill and other intangible assets; (ii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; and (v) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated:

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2022	2021	2021
Tangible common equity to tangible assets
Total common stockholders’ equity	$328,505	$359,403	$329,234
Less: Goodwill	31,490	31,490	30,201
Less: Other intangible assets	19,197	20,250	24,768
Tangible common equity (a)	277,818	307,663	274,265
Total assets	3,336,199	3,392,691	3,151,756
Less: Goodwill	31,490	31,490	30,201
Less: Other intangible assets	19,197	20,250	24,768
Tangible assets (b)	3,285,512	3,340,951	3,096,787
Tangible common equity to tangible assets (a)/(b)	8.46%	9.21%	8.86%
Tangible book value per common share
Total common stockholders’ equity	$328,505	$359,403	$329,234
Less: Goodwill	31,490	31,490	30,201
Less: Other intangible assets	19,197	20,250	24,768
Tangible common equity (c)	277,818	307,663	274,265
Total common shares issued and outstanding (d)	17,289	17,213	17,190
Tangible book value per common share (c)/(d)	$16.07	$17.87	$15.95

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2022	2021	2021
Return on average tangible common equity
Net income	$10,184	$12,705	$15,215
Add: Intangible amortization expense (net of tax)	832	832	909
Net income, excluding intangible amortization (e)	11,016	13,537	16,124
Average total equity	350,545	357,084	334,188
Less: Average goodwill	31,490	30,930	30,201
Less: Average other intangible assets (net of tax)	15,569	16,843	19,995
Average tangible common equity (f)	303,486	309,311	283,992
Return on average tangible common equity (e)/(f)	14.72%	17.36%	23.03%
Efficiency ratio
Noninterest expense	$38,071	$41,276	$43,042
Less: Intangible amortization expense	1,053	1,053	1,151
Adjusted noninterest expense (g)	37,018	40,223	41,891
Net interest income	21,673	22,789	22,038
Noninterest income	29,470	33,718	40,881
Tax-equivalent adjustment	94	99	143
Total tax-equivalent revenue (h)	51,237	56,606	63,062
Efficiency ratio (g)/(h)	72.25%	71.06%	66.43%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2022 was $10.2 million, or $0.57 per diluted common share, a $5.0 million decrease as compared to $15.2 million, or $0.86 per diluted common share, for the three months ended March 31, 2021. The decrease in net income was primarily attributable to decreases of $11.4 million in noninterest income and $365 thousand in net interest income, partially offset by decreases of $5.0 million in noninterest expense and $1.8 million in income tax expense.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2022 and 2021.

Net interest income for the three months ended March 31, 2022 was $21.7 million, a decrease of $365 thousand from $22.0 million for the three months ended March 31, 2021. The decrease in net interest income was primarily a result of a $3.3 million decrease in interest income from loans, partially offset by a $3.0 million increase in interest income from investment securities. The decrease in interest income earned on loans was primarily the result of a $177.2 million decrease in average loans. This was offset by a $553.8 million increase in average investment securities, as we’ve continued to update our balance sheet mix.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended March 31, 2022 was 2.83%, compared to 3.12% for the same period in 2021. This decrease was primarily due to a 29 basis point decrease in the overall yield of our interest earning assets, the largest component of which was a 27 basis point decrease in our loan yield. The loan yield decrease was primarily driven by a $240.3 million decrease in our average commercial and industrial loans, of which, $231.5 million were PPP loans. Excluding PPP loans, average loans would have increased $54.3 million.

As a result of the expected increases in the target federal funds interest rate, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three months ended March 31, 2022 and 2021. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$105,726	$46	0.18%	$184,376	$53	0.12%
Investment securities (1)	1,216,256	5,713	1.90%	662,413	2,700	1.65%
Loans held for sale	24,656	156	2.57%	82,249	432	2.13%
Loans
Commercial:
Commercial and industrial	434,656	5,016	4.68%	674,935	7,863	4.72%
Real estate construction	41,139	395	3.89%	45,264	471	4.22%
Commercial real estate	601,024	5,399	3.64%	560,986	5,243	3.79%
Total commercial	1,076,819	10,810	4.07%	1,281,185	13,577	4.30%
Consumer
Residential real estate first mortgage	514,724	4,433	3.49%	457,882	4,247	3.76%
Residential real estate junior lien	125,997	1,382	4.45%	137,745	1,650	4.86%
Other revolving and installment	50,686	548	4.38%	68,625	741	4.38%
Total consumer	691,407	6,363	3.73%	664,252	6,638	4.05%
Total loans (1)	1,768,226	17,173	3.94%	1,945,437	20,215	4.21%
Federal Reserve/FHLB Stock	6,486	70	4.38%	5,780	64	4.49%
Total interest earning assets	3,121,350	23,158	3.01%	2,880,255	23,464	3.30%
Noninterest earning assets	165,459			167,006
Total assets	$3,286,809			$3,047,261
Interest-Bearing Liabilities
Interest-bearing demand deposits	$714,472	$215	0.12%	$642,832	$247	0.16%
Money market and savings deposits	1,043,430	367	0.14%	1,030,348	403	0.16%
Time deposits	227,485	247	0.44%	210,719	345	0.66%
Fed funds purchased	—	—	—%	—	—	—%
Long-term debt	58,908	562	3.87%	25,677	288	4.55%
Total interest-bearing liabilities	2,044,295	1,391	0.28%	1,909,576	1,283	0.27%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	831,441			731,680
Other noninterest-bearing liabilities	60,528			71,817
Stockholders’ equity	350,545			334,188
Total liabilities and stockholders’ equity	$3,286,809			$3,047,261
Net interest income		$21,767			$22,181
Net interest rate spread			2.73%			3.03%
Net interest margin on FTE basis (1)			2.83%			3.12%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2022
	Compared with
	Three months ended March 31, 2021
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(23)	$16	$(7)
Investment securities	2,253	760	3,013
Loans held for sale	(302)	26	(276)
Loans
Commercial:
Commercial and industrial	(2,796)	(51)	(2,847)
Real estate construction	(43)	(33)	(76)
Commercial real estate	374	(218)	156
Total commercial	(2,465)	(302)	(2,767)
Consumer
Residential real estate first mortgage	527	(341)	186
Residential real estate junior lien	(141)	(127)	(268)
Other revolving and installment	(194)	1	(193)
Total consumer	192	(467)	(275)
Total loans	(2,273)	(769)	(3,042)
Federal Reserve/FHLB Stock	8	(2)	6
Total interest income	(337)	31	(306)
Interest-bearing liabilities
Interest-bearing demand deposits	28	(60)	(32)
Money market and savings deposits	5	(41)	(36)
Time deposits	27	(125)	(98)
Short-term borrowings	—	—	—
Long-term debt	373	(99)	274
Total interest expense	433	(325)	108
Change in net interest income	$(770)	$356	$(414)

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

There was no provision expense recorded for the first quarter of 2022, no change from the first quarter of 2021. Management saw modest net recoveries in the first quarter of 2022, which supported the decision that no additional provision expense should be recognized.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Retirement and benefit services	$17,646	$17,255
Wealth management	5,326	4,986
Mortgage banking	4,931	17,132
Service charges on deposit accounts	363	338
Net gains (losses) on investment securities	—	114
Other	1,204	1,056
Total noninterest income	$29,470	$40,881
Noninterest income as a % of revenue	57.62%	64.97%

Total noninterest income for the three months ended March 31, 2022, was $29.5 million, a decrease of $11.4 million, or 27.9%, compared to $40.9 million for the three months ended March 31, 2021. The year over year decrease in noninterest income was primarily attributable to a $12.2 million decrease in mortgage banking revenue, a result of a $331.3 million, or 63.9%, decrease in mortgage originations compared to March 31, 2021. Partially offsetting this decrease were increases of $391 thousand of retirement and benefit services revenue, $340 thousand of wealth management revenue and $148 thousand in other noninterest income. Retirement and benefit services revenue increased primarily due to a $588 thousand increase in non-asset based fees, specifically including a $280 thousand increase in record keepings fees and $252 thousand in health and welfare income. Wealth management revenue increased as a result of $280 thousand in fee revenue earned from blueprint accounts and $209 thousand in fee revenue earned from dimension accounts.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which will adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 57.6% for the three months ended March 31, 2022, compared to 65.0% for the three months ended March 31, 2021.

See “NOTE 13 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Compensation	$19,051	$23,698
Employee taxes and benefits	6,162	5,813
Occupancy and equipment expense	2,051	2,231
Business services, software and technology expense	4,924	4,976
Intangible amortization expense	1,053	1,151
Professional fees and assessments	1,541	1,472
Marketing and business development	600	676
Supplies and postage	646	531
Travel	179	26
Mortgage and lending expenses	686	1,332
Other	1,178	1,136
Total noninterest expense	$38,071	$43,042

Total noninterest expense for the three months ended March 31, 2022 was $38.1 million, a decrease of $5.0 million, or 11.5%, compared to $43.0 million for the three months ended March 31, 2021. The year over year decrease in noninterest expense was primarily attributable to decreases of $4.6 million in compensation expense and $646 thousand in mortgage and lending expense. Partially offsetting these decreases were increases of $349 thousand in employee and benefits expense, $153 thousand in travel expense, and $115 thousand in supplies and postage. The decreases in compensation expense and mortgage and lending expense were a result of the decrease in mortgage originations as previously stated. Employee taxes and benefits expense increased primarily due to an increase in group insurance. Travel expenses have increased as the effect of the COVID-19 pandemic subsides, and our employees have started to resume serving clients face-to-face.

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

For the three months ended March 31, 2022, we recognized income tax expense of $2.9 million on $13.1 million of pre-tax income, resulting in an effective tax rate of 22.1%, compared to income tax expense of $4.7 million on $19.9 million of pre-tax income for the three months ended March 31, 2021, resulting in an effective tax rate of 23.4%.

Financial Condition

Overview

Total assets were $3.3 billion as of March 31, 2022, a decrease of $56.5 million, or 1.7%, as compared to December 31, 2021. The overall change in assets included decreases of $109.5 million in cash and cash equivalents, $11.9 million in investment securities held-to-maturity, and $24.6 million in loans held for sale. Partially offsetting these decreases, was a $60.0 million increase in loans held for investment and a $12.7 million increase in investments available-for-sale. If PPP loans were excluded, loans held for investment would have increased $80.5 million, or 4.7%, from December 31, 2021.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of March 31, 2022, the portfolio mix was 25.7% commercial and industrial, 33.1% commercial real estate, 35.9% residential real estate and 5.3% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$467,449	25.7%	$436,761	24.8%	$30,688	7.0%
Real estate construction	41,604	2.3%	40,619	2.3%	985	2.4%
Commercial real estate	602,158	33.1%	598,893	34.1%	3,265	0.5%
Total commercial	1,111,211	61.1%	1,076,273	61.2%	34,938	3.2%
Consumer
Residential real estate first mortgage	522,489	28.7%	510,716	29.1%	11,773	2.3%
Residential real estate junior lien	130,604	7.2%	125,668	7.1%	4,936	3.9%
Other revolving and installment	53,738	3.0%	45,363	2.6%	8,375	18.5%
Total consumer	706,831	38.9%	681,747	38.8%	25,084	3.7%
Total loans	$1,818,042	100.0%	$1,758,020	100.0%	$60,022	3.4%
(1)	Included PPP loans of $13.1 million at March 31, 2022 and $33.6 million at December 31, 2021.

Total loans outstanding were $1.8 billion as of March 31, 2022, an increase of $60.0 million, or 3.4%, from December 31, 2021. This increase was primarily a result of increases of $30.7 million in commercial and industrial loans, $3.3 million in commercial real estate loans, $16.7 million in residential loans, and $9.4 million in other loan categories. If PPP loans were excluded, commercial and industrial loans would have increased $51.1 million, or 12.7%, from December 31, 2021, primarily as a result of increased credit line utilization.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of the increasing interest rate environment and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2022:

	March 31, 2022
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$132,727	$244,050	$80,684	$9,988	$467,449
Real estate construction	20,617	17,294	3,693	—	41,604
Commercial real estate	24,079	228,237	322,616	27,226	602,158
Total commercial	177,423	489,581	406,993	37,214	1,111,211
Consumer
Residential real estate first mortgage	3,630	16,123	45,092	457,644	522,489
Residential real estate junior lien	8,490	28,263	30,813	63,038	130,604
Other revolving and installment	10,613	41,431	1,694	—	53,738
Total consumer	22,733	85,817	77,599	520,682	706,831
Total loans	$200,156	$575,398	$484,592	$557,896	$1,818,042
Loans with fixed interest rates:
Commercial
Commercial and industrial	$14,756	$200,338	$62,273	$9,274	$286,641
Real estate construction	20,617	9,094	1,977	—	31,688
Commercial real estate	17,272	173,837	171,363	10,681	373,153
Total commercial	52,645	383,269	235,613	19,955	691,482
Consumer
Residential real estate first mortgage	3,467	13,047	41,761	309,951	368,226
Residential real estate junior lien	3,441	6,748	10,973	3,265	24,427
Other revolving and installment	1,675	28,319	1,694	—	31,688
Total consumer	8,583	48,114	54,428	313,216	424,341
Total loans with fixed interest rates	$61,228	$431,383	$290,041	$333,171	$1,115,823
Loans with floating interest rates:
Commercial
Commercial and industrial	$117,971	$43,712	$18,411	$714	$180,808
Real estate construction	—	8,200	1,716	—	9,916
Commercial real estate	6,807	54,400	151,253	16,545	229,005
Total commercial	124,778	106,312	171,380	17,259	419,729
Consumer
Residential real estate first mortgage	163	3,076	3,331	147,693	154,263
Residential real estate junior lien	5,049	21,515	19,840	59,773	106,177
Other revolving and installment	8,938	13,112	—	—	22,050
Total consumer	14,150	37,703	23,171	207,466	282,490
Total loans with floating interest rates	$138,928	$144,015	$194,551	$224,725	$702,219

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

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 4 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial	$4,171	$6,526
Real estate construction	—	—
Commercial real estate	9,410	13,602
Total commercial	13,581	20,128
Consumer
Residential real estate first mortgage	2,051	341
Residential real estate junior lien	774	770
Other revolving and installment	49	—
Total consumer	2,874	1,111
Total loans	$16,455	$21,239
Criticized loans as a percent of total loans	0.91%	1.21%

The following table presents information regarding nonperforming assets as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$4,069	$2,076
Accruing loans 90+ days past due	146	121
Total nonperforming loans	4,215	2,197
OREO and repossessed assets	865	885
Total nonperforming assets	5,080	3,082
Total restructured accruing loans	355	676
Total nonperforming assets and restructured accruing loans	$5,435	$3,758
Nonperforming loans to total loans	0.23%	0.12%
Nonperforming assets to total assets	0.15%	0.09%
Allowance for loan losses to nonperforming loans	752%	1,437%

Interest income lost on nonaccrual loans approximated $29 thousand and $80 thousand for the three months ended March 31, 2022 and 2021, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2022 and 2021.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of incurred credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is maintained at a level management believes is sufficient to absorb incurred losses in the loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic and other conditions. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Balance—beginning of period	$31,572	$34,246
Commercial loan charge-offs
Commercial and Industrial	(27)	(204)
Real estate construction	—	—
Commercial real estate	—	(536)
Total commercial loan charge-offs	(27)	(740)
Consumer loan charge-offs
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	—
Other revolving and installment	(18)	(44)
Total consumer loan charge-offs	(18)	(44)
Total loan charge-offs	(45)	(784)
Commercial loan recoveries
Commercial and Industrial	126	170
Real estate construction	—	—
Commercial real estate	11	3
Total commercial recoveries	137	173
Consumer loan recoveries
Residential real estate first mortgage	—	—
Residential real estate junior lien	13	83
Other revolving and installment	36	40
Total consumer loan recoveries	49	123
Total loan recoveries	186	296
Net loan charge-offs (recoveries)	(141)	488
Commercial loan provision
Commercial and Industrial	771	316
Real estate construction	27	(60)
Commercial real estate	(441)	277
Total commercial loan provision	357	533
Consumer loan provision
Residential real estate first mortgage	129	273
Residential real estate junior lien	92	(168)
Other revolving and installment	145	(83)
Total consumer loan provision	366	22
Unallocated provision expense	(723)	(555)
Total loan loss provision	—	—
Balance—end of period	$31,713	$33,758
Total loans	$1,818,042	$1,937,345
Average total loans	1,768,226	1,945,437
Allowance for loan losses to total loans	1.74%	1.74%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.03)%	0.10%

The allowance for loan losses was $31.7 million as of March 31, 2022, compared to $31.6 million as of December 31, 2021. The $141 thousand increase was the result of $141 thousand net recoveries and no additional provision expense. As of March 31, 2022, the allowance for loan losses represented 1.74% of total loans.

The following table presents the allocation of the allowance for loan losses as of the dates presented:

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,795	25.7%	$8,925	24.8%
Real estate construction	810	2.3%	783	2.3%
Commercial real estate	11,946	33.1%	12,376	34.1%
Residential real estate first mortgage	6,661	28.7%	6,532	29.1%
Residential real estate junior lien	1,400	7.2%	1,295	7.1%
Other revolving and installment	644	3.0%	481	2.6%
Unallocated	457	—%	1,180	—%
Total loans	$31,713	100.0%	$31,572	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $2.1 million as of March 31, 2022.

Loans Held for Sale

Loans held for sale represent loans to consumers for the purchase or refinance of a residence that we have originated and intend to sell into the secondary market. Loans held for sale were $21.9 million as of March 31, 2022, a decrease of $24.6 million, or 53.0%, as compared to December 31, 2021. The decrease in loans held for sale was primarily the result of a $170.1 million decrease in mortgage originations, as compared to the three months ending December 31, 2021.

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

The following table presents the fair value composition of our investment securities portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$4,167	0.3%	$5,103	0.4%
Mortgage backed securities
Residential agency	711,121	58.9%	707,157	58.7%
Commercial	82,732	6.9%	90,913	7.5%
Asset backed securities	42	—%	54	—%
Corporate bonds	68,271	5.7%	50,422	4.2%
Total available-for-sale investment securities	866,333	71.8%	853,649	70.8%
Held-to-maturity
Obligations of state and political agencies	141,373	11.7%	144,543	12.0%
Mortgage backed securities
Residential agency	198,777	16.5%	207,518	17.2%
Total held-to-maturity investment securities	340,150	28.2%	352,061	29.2%
Total investment securities	$1,206,483	100.0%	$1,205,710	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of March 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of March 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,147	0.92%	$3,020	0.71%
Mortgage backed securities
Residential agency	1	3.60%	3,060	2.52%	11,468	2.34%	696,592	1.75%
Commercial	—	—%	5,256	2.88%	25,838	2.79%	51,638	2.56%
Asset backed securities	—	—%	—	—%	16	5.17%	26	5.29%
Corporate bonds	—	—%	—	—%	60,271	3.85%	8,000	3.75%
Total available-for-sale investment securities	1	3.60%	8,316	2.75%	98,740	3.36%	759,276	1.82%
Held-to-maturity
Obligations of state and political agencies	7,423	1.14%	33,923	0.95%	69,032	1.84%	23,402	2.24%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	184,046	1.88%
Total held-to-maturity investment securities	7,423	1.14%	33,923	0.95%	69,032	1.84%	207,448	1.92%
Total investment securities	$7,424	1.14%	$42,239	1.30%	$167,772	2.74%	$966,724	1.84%

Deposits

Total deposits were $2.9 billion as of March 31, 2022, a decrease of $28.3 million, or 1.0%, from December 31, 2021. Interest-bearing deposits increased $79.0 million while noninterest-bearing deposits decreased $107.3 million. The increase in interest-bearing deposits included increases of $45.7 million in interest-bearing demand deposits, $39.6 million in money market accounts, and a $2.5 million increase in savings accounts, partially offset by an $8.7 million decrease in time deposits. Synergistic deposits decreased $26.1 million from December 31, 2021. Excluding synergistic deposits, commercial transaction deposits decreased $16.7 million, or 1.3%, partially offset by a $21.7 million increase in consumer transaction deposits.

The following table presents the composition of our deposit portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$831,558	28.7%	$938,840	32.1%	$(107,282)	(11.4)%
Interest-bearing demand	760,321	26.3%	714,669	24.5%	45,652	6.4%
Money market and savings	1,076,204	37.2%	1,034,130	35.4%	42,074	4.1%
Time deposits	224,184	7.8%	232,912	8.0%	(8,728)	(3.7)%
Total deposits	$2,892,267	100.0%	$2,920,551	100.0%	$(28,284)	(1.0)%

The following table presents the average balances and rates of our deposit portfolio for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$831,441	—%	$731,680	—%
Interest-bearing demand	714,472	0.12%	642,832	0.16%
Money market and savings	1,043,430	0.14%	1,030,348	0.16%
Time deposits	227,485	0.44%	210,719	0.66%
Total deposits	$2,816,828	0.12%	$2,615,579	0.15%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding, as of March 31, 2022:

March 31,
(dollars in thousands)	2022
Maturing in:
3 months or less	$—
3 months to 6 months	50,471
6 months to 1 year	31,799
1 year or greater	829
Total	$83,099

Borrowings

Borrowings as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Subordinated notes	50,000	84.9%	50,000	84.9%
Junior subordinated debentures	8,759	14.9%	8,730	14.8%
Finance lease liability	143	0.2%	203	0.3%
Total borrowed funds	$58,902	100.0%	$58,933	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity decreased $30.9 million, or 8.6%, to $328.5 million as of March 31, 2022, compared to $359.4 million as of December 31, 2021, primarily due to a $38.1 million decrease in other comprehensive income, due to rising interest rates that resulted in a lower fair value on our investment securities available-for-sale. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 8.46% as of March 31, 2022, from 9.21% as of December 31, 2021.

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

At March 31, 2022 and December 31, 2021, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Capital Ratios	2022	2021
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	14.27%	14.65%
Tier 1 capital to risk weighted assets	14.66%	15.06%
Total capital to risk weighted assets	18.12%	18.64%
Tier 1 capital to average assets	10.30%	9.79%
Tangible common equity to tangible assets (1)	8.46%	9.21%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.52%	13.87%
Tier 1 capital to risk weighted assets	13.52%	13.87%
Total capital to risk weighted assets	14.77%	15.12%
Tier 1 capital to average assets	9.50%	9.01%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of March 31, 2022, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 16 Regulatory Matters” to the consolidated financial statements for additional information.

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of March 31, 2022 and December 31, 2021, was as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$650,087	$668,115
Standby letters of credit	10,591	10,529
Total	$660,678	$678,644

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

As of March 31, 2022, we had on balance sheet liquidity of $998.7 million, compared to $1.1 billion as of December 31, 2021. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2022, we had no outstanding fed funds purchased from the FHLB and $760.7 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $760.4 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $667.2 million, as of March 31, 2022. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2022 and December 31, 2021.

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

The estimated impact on our net interest income as of March 31, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates is presented in the table below:

	March 31, 2022		December 31, 2021
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−6.9%	2.8%	−8.2%	−2.9%
+300 basis points	−5.3%	2.9%	−6.1%	−2.3%
+200 basis points	−3.8%	3.1%	−4.1%	−1.8%
+100 basis points	−2.1%	3.5%	−2.0%	−1.3%
−100 basis points	−4.5%	−5.6%	−10.6%	−15.7%
−200 basis points	N/A %	N/A %	N/A %	N/A %

Management strategies may impact future reporting periods, as actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

Management uses an economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

The table below presents the change in the economic value of equity as of March 31, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	March 31,	December 31,
	2022	2021
+400 basis points	−22.1%	−26.0%
+300 basis points	−15.2%	−16.8%
+200 basis points	−8.7%	−8.2%
+100 basis points	−3.1%	−1.4%
−100 basis points	—%	−31.2%
−200 basis points	N/A %	N/A %

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its subsidiaries, to which we or any of our subsidiaries are a party or to which our property is the subject. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2022:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January	240	$29.28	—	770,000
February	20,391	29.43	—	770,000
March	—	—	—	770,000
Total	20,631	$29.43	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2022, there were no shares repurchased under the Program.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on September 13, 2019, pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through March 31, 2022, the Company has maintained the net proceeds of the initial public offering on deposit with the Bank. The Bank has used the deposits of the Company to pay down short-term borrowings.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Employment Offer Letter between Alerus Financial Corporation and Alan Villalon dated January 11, 2022 (incorporated by reference to Exhibit 10.24 on Form 10-K filed on March 11, 2022).

10.2	Executive Severance Agreement by and between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022 (incorporated by reference to Exhibit 10.25 on Form 10-K filed on March 11, 2022).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: May 6, 2022	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)