Form 10-Q
period 2022-06-30
ALERUS FINANCIAL CORP
filed 2022-08-04
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding at July 31, 2022 was 19,987,017.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2022	2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$37,043	$242,311
Investment securities
Available-for-sale, at fair value	798,797	853,649
Held-to-maturity, at carrying value	331,741	352,061
Loans held for sale	54,363	46,490
Loans	1,890,243	1,758,020
Allowance for loan losses	(31,373)	(31,572)
Net loans	1,858,870	1,726,448
Land, premises and equipment, net	17,180	18,370
Operating lease right-of-use assets	3,439	3,727
Accrued interest receivable	9,155	8,537
Bank-owned life insurance	33,564	33,156
Goodwill	31,337	31,490
Other intangible assets	17,511	20,250
Servicing rights	2,064	1,880
Deferred income taxes, net	32,814	11,614
Other assets	67,187	42,708
Total assets	$3,295,065	$3,392,691
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$764,808	$938,840
Interest-bearing	1,854,742	1,981,711
Total deposits	2,619,550	2,920,551
Short-term borrowings	242,350	—
Long-term debt	58,870	58,933
Operating lease liabilities	3,856	4,275
Accrued expenses and other liabilities	63,281	49,529
Total liabilities	2,987,907	3,033,288
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 17,306,237 and 17,212,588 issued and outstanding	17,306	17,213
Additional paid-in capital	93,129	92,878
Retained earnings	267,128	253,567
Accumulated other comprehensive income (loss)	(70,405)	(4,255)
Total stockholders’ equity	307,158	359,403
Total liabilities and stockholders’ equity	$3,295,065	$3,392,691

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans, including fees	$17,988	$19,324	$35,280	$39,891
Investment securities
Taxable	6,068	2,897	11,508	5,298
Exempt from federal income taxes	213	233	429	469
Other	157	130	273	247
Total interest income	24,426	22,584	47,490	45,905
Interest Expense
Deposits	813	906	1,642	1,901
Short-term borrowings	278	—	278	—
Long-term debt	559	538	1,121	826
Total interest expense	1,650	1,444	3,041	2,727
Net interest income	22,776	21,140	44,449	43,178
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	22,776	21,140	44,449	43,178
Noninterest Income
Retirement and benefit services	16,293	17,871	33,939	35,126
Wealth management	5,548	5,138	10,874	10,124
Mortgage banking	6,038	12,287	10,969	29,419
Service charges on deposit accounts	412	330	775	668
Net gains (losses) on investment securities	—	—	—	114
Other	935	1,122	2,139	2,178
Total noninterest income	29,226	36,748	58,696	77,629
Noninterest Expense
Compensation	21,248	24,309	40,299	48,007
Employee taxes and benefits	5,787	5,572	11,949	11,385
Occupancy and equipment expense	1,737	1,918	3,788	4,149
Business services, software and technology expense	4,785	4,958	9,709	9,934
Intangible amortization expense	1,053	1,088	2,106	2,239
Professional fees and assessments	2,246	1,509	3,787	2,981
Marketing and business development	814	769	1,414	1,445
Supplies and postage	572	503	1,218	1,034
Travel	356	36	535	62
Mortgage and lending expenses	482	1,199	1,168	2,531
Other	904	689	2,082	1,825
Total noninterest expense	39,984	42,550	78,055	85,592
Income before income taxes	12,018	15,338	25,090	35,215
Income tax expense	2,725	3,644	5,613	8,306
Net income	$9,293	$11,694	$19,477	$26,909
Per Common Share Data
Basic earnings per common share	$0.53	$0.67	$1.11	$1.54
Diluted earnings per common share	$0.52	$0.66	$1.10	$1.52
Dividends declared per common share	$0.18	$0.16	$0.34	$0.31
Average common shares outstanding	17,297	17,194	17,271	17,170
Diluted average common shares outstanding	17,532	17,497	17,517	17,482

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$9,293	$11,694	$19,477	$26,909
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(37,394)	7,430	(88,119)	(10,606)
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(97)	(115)	(199)	(115)
Reclassification adjustment for losses (gains) realized in income	—	—	—	(114)
Total other comprehensive income (loss), before tax	(37,491)	7,315	(88,318)	(10,835)
Income tax expense (benefit) related to items of other comprehensive income	(9,410)	1,836	(22,168)	(2,720)
Other comprehensive income (loss), net of tax	(28,081)	5,479	(66,150)	(8,115)
Total comprehensive income (loss)	$(18,788)	$17,173	$(46,673)	$18,794

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2022	$17,289	$92,573	$260,967	$(42,324)	$328,505
Net income	—	—	9,293	—	9,293
Other comprehensive income (loss)	—	—	—	(28,081)	(28,081)
Common stock repurchased	(4)	(86)	—	—	(90)
Common stock dividends	—	—	(3,132)	—	(3,132)
Stock-based compensation expense	10	653	—	—	663
Vesting of restricted stock	11	(11)	—	—	—
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158

	Six months ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	19,477	—	19,477
Other comprehensive income (loss)	—	—	—	(66,150)	(66,150)
Common stock repurchased	(24)	(673)	—	—	(697)
Common stock dividends	—	—	(5,916)	—	(5,916)
Share‑based compensation expense	10	1,031	—	—	1,041
Vesting of restricted stock	107	(107)	—	—	—
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158

	Three months ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2021	$17,190	$90,520	$224,480	$(2,956)	$329,234
Net income	—	—	11,694	—	11,694
Other comprehensive income (loss)	—	—	—	5,479	5,479
Common stock repurchased	—	—	—	—	—
Common stock dividends	—	—	(2,777)	—	(2,777)
Stock-based compensation expense	8	753	—	—	761
Vesting of restricted stock	—	—	—	—	—
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391

	Six months ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	26,909	—	26,909
Other comprehensive income (loss)	—	—	—	(8,115)	(8,115)
Common stock repurchased	(16)	(134)	(296)	—	(446)
Common stock dividends	—	—	(5,379)	—	(5,379)
Share‑based compensation expense	8	1,251	—	—	1,259
Vesting of restricted stock	81	(81)	—	—	—
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Operating Activities
Net income	$19,477	$26,909
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	968	606
Depreciation and amortization	3,999	4,555
Amortization and accretion of premiums/discounts on investment securities	1,829	1,674
Amortization of operating lease right-of-use assets	(51)	(22)
Stock-based compensation	1,041	1,259
Increase in value of bank-owned life insurance	(408)	(389)
Realized loss (gain) on sale of fixed assets	—	(62)
Realized loss (gain) on derivative instruments	(215)	4,803
Realized loss (gain) on loans sold	(6,037)	(27,206)
Realized loss (gain) on sale of foreclosed assets	(11)	(204)
Realized loss (gain) on sale of investment securities	—	(114)
Realized loss (gain) on servicing rights	(441)	(361)
Net change in:
Loans held for sale	(1,922)	82,713
Accrued interest receivable	(618)	1,199
Other assets	(19,936)	(5,632)
Accrued expenses and other liabilities	9,924	(5,404)
Net cash provided (used) by operating activities	7,599	84,324
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	—	13,189
Proceeds from maturities of investment securities available-for-sale	61,313	57,661
Purchases of investment securities available-for-sale	(95,600)	(291,361)
Proceeds from sales or calls of investment securities held-to-maturity	726	1,415
Proceeds from maturities of investment securities held-to-maturity	18,588	1,180
Net (increase) decrease in loans	(132,503)	142,510
Purchases of premises and equipment	(471)	(429)
Proceeds from sales of foreclosed assets	117	481
Net cash provided (used) by investing activities	(147,830)	(75,354)
Financing Activities
Net increase (decrease) in deposits	(301,001)	138,947
Net increase (decrease) in short-term borrowings	242,350	—
Repayments of long-term debt	(119)	(49,804)
Proceeds from the issuance of subordinated debt	—	50,000
Cash dividends paid on common stock	(5,570)	(5,199)
Repurchase of common stock	(697)	(446)
Net cash provided (used) by financing activities	(65,037)	133,498
Net change in cash and cash equivalents	(205,268)	142,468
Cash and cash equivalents at beginning of period	242,311	172,962
Cash and cash equivalents at end of period	$37,043	$315,430

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
Supplemental Cash Flow Disclosures	2022	2021
Cash paid for:
Interest	$3,913	$2,521
Income taxes	4,677	9,072
Non-cash information
Loan collateral transferred to foreclosed assets	81	1,072
Unrealized gain (loss) on investment securities available-for-sale	(65,951)	(8,000)
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(199)	(115)
Investment securities transferred to held-to-maturity	—	149,191

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

Other Information

As of June 30, 2022, the Coronavirus Disease, or COVID-19, pandemic was ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans, and many of these effects are continuing. Beginning in 2021 and continuing into 2022, the U.S. economy, with certain setbacks, started reopening and wider distribution of vaccines encouraged greater economic activity. Nonetheless, the economic recovery could remain uneven, particularly given uncertainty with respect to the continued distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. Management believes the Company is taking appropriate actions to mitigate, to the extent possible, the negative impact. However, the full, long-term impact of COVID-19 is currently unknown and cannot be reasonably estimated as the events are continuing to unfold.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2022, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2022.

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

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a new impairment model known as the current expected credit loss, or CECL, which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred cost” approach under GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchase credit-impaired debt securities and loans. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including private companies and smaller reporting companies, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. As an emerging growth company, the Company can take advantage of this delay and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard but continues to work on its implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics, and quality of our loan portfolio, as well as the general economic conditions and forecasts as of the adoption date. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures to provide resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource group conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting education workshops and performing an archival review of financial reports. As we move forward with the implementation of this standard, we are reviewing these resources for additional guidance.

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

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses and fair value of for held-to-maturity as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,643	$66	$—	$3,709
Mortgage backed securities
Residential agency	740,734	27	(88,254)	652,507
Commercial	80,077	—	(3,947)	76,130
Asset backed securities	40	—	—	40
Corporate bonds	69,031	130	(2,750)	66,411
Total available-for-sale investment securities	893,525	223	(94,951)	798,797
Held-to-maturity
Obligations of state and political agencies	139,102	2	(12,927)	126,177
Mortgage backed securities
Residential agency	192,639	—	(24,867)	167,772
Total held-to-maturity investment securities	331,741	2	(37,794)	293,949
Total investment securities	$1,225,266	$225	$(132,745)	$1,092,746

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,028	$75	$—	$5,103
Mortgage backed securities
Residential agency	717,781	1,213	(11,837)	707,157
Commercial	88,362	2,674	(123)	90,913
Asset backed securities	52	2	—	54
Corporate bonds	49,035	1,398	(11)	50,422
Total available-for-sale investment securities	860,258	5,362	(11,971)	853,649
Held-to-maturity
Obligations of state and political agencies	144,543	1,110	(349)	145,304
Mortgage backed securities
Residential agency	207,518	—	(3,145)	204,373
Total held-to-maturity investment securities	352,061	1,110	(3,494)	349,677
Total investment securities	$1,212,319	$6,472	$(15,465)	$1,203,326

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(51,859)	436,234	(36,395)	214,079	(88,254)	650,313
Commercial	(3,947)	76,130	—	—	(3,947)	76,130
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(2,750)	56,780	—	—	(2,750)	56,780
Total available-for-sale investment securities	(58,556)	569,144	(36,395)	214,081	(94,951)	783,225
Held-to-maturity
Obligations of state and political agencies	(12,927)	122,734	—	—	(12,927)	122,734
Mortgage backed securities
Residential agency	(24,867)	167,772	—	—	(24,867)	167,772
Total held-to-maturity investment securities	(37,794)	290,506	—	—	(37,794)	290,506
Total investment securities	$(96,350)	$859,650	$(36,395)	$214,081	$(132,745)	$1,073,731

	December 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(10,156)	554,811	(1,681)	55,082	(11,837)	609,893
Commercial	(123)	17,470	—	—	(123)	17,470
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(11)	5,989	—	—	(11)	5,989
Total available-for-sale investment securities	(10,290)	578,270	(1,681)	55,084	(11,971)	633,354
Held-to-maturity
Obligations of state and political agencies	(349)	53,210	—	—	(349)	53,210
Mortgage backed securities
Residential agency	(3,145)	204,373	—	—	(3,145)	204,373
Total held-to-maturity investment securities	(3,494)	257,583	—	—	(3,494)	257,583
Total investment securities	$(13,784)	$835,853	$(1,681)	$55,084	$(15,465)	$890,937

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

For the three and six months ended June 30, 2022 and 2021, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and fair value of available-for-sale and carrying value and fair value of held-to-maturity investment securities as of June 30, 2022, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,831	$6,794	$20	$21
Due after one year through five years	36,025	33,922	21,599	21,017
Due after five years through ten years	72,720	65,003	94,957	91,522
Due after 10 years	216,165	188,230	776,949	686,237
Total investment securities	$331,741	$293,949	$893,525	$798,797

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $267.3 million and $192.8 million were pledged as of June 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and six months ended June 30, 2022 and 2021, are displayed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds	$—	$—	$—	$13,189
Realized gains	—	—	—	114
Realized losses	—	—	—	—

Proceeds from the call of held-to-maturity investment securities, for the three and six months ended June 30, 2022 and 2021, are displayed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds	$211	$—	$726	$1,415
Realized gains	—	—	—	—
Realized losses	—	—	—	—

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Federal Reserve	$2,675	$2,675
FHLB	13,938	3,806

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2022, the conversion ratio was 1.6059. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,119 Class A equivalents) that the Company owned as of June 30, 2022 and December 31, 2021, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial (1)	$484,426	$436,761
Real estate construction	48,870	40,619
Commercial real estate	599,737	598,893
Total commercial	1,133,033	1,076,273
Consumer
Residential real estate first mortgage	568,571	510,716
Residential real estate junior lien	135,255	125,668
Other revolving and installment	53,384	45,363
Total consumer	757,210	681,747
Total loans	$1,890,243	$1,758,020
(1)	Included Paycheck Protection Program, or PPP, loans of $6.9 million at June 30, 2022 and $33.6 million at December 31, 2021.

Total loans included net deferred loan fees and costs of $928 thousand and $231 thousand at June 30, 2022 and December 31, 2021, respectively. Deferred loan fees on PPP loans were $106 thousand at June 30, 2022 and $881 thousand at December 31, 2021.

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$482,743	$82	$—	$1,601	$484,426
Real estate construction	48,833	37	—	—	48,870
Commercial real estate	599,108	—	—	629	599,737
Total commercial	1,130,684	119	—	2,230	1,133,033
Consumer
Residential real estate first mortgage	565,443	1,255	—	1,873	568,571
Residential real estate junior lien	134,636	426	—	193	135,255
Other revolving and installment	53,123	187	—	74	53,384
Total consumer	753,202	1,868	—	2,140	757,210
Total loans	$1,883,886	$1,987	$—	$4,370	$1,890,243

	December 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$435,135	$168	$121	$1,337	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	598,264	—	—	629	598,893
Total commercial	1,074,018	168	121	1,966	1,076,273
Consumer
Residential real estate first mortgage	508,925	1,770	—	21	510,716
Residential real estate junior lien	125,412	167	—	89	125,668
Other revolving and installment	45,242	121	—	—	45,363
Total consumer	679,579	2,058	—	110	681,747
Total loans	$1,753,597	$2,226	$121	$2,076	$1,758,020

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$479,586	$1,204	$3,636	$—	$484,426
Real estate construction	48,870	—	—	—	48,870
Commercial real estate	589,552	4,689	5,496	—	599,737
Total commercial	1,118,008	5,893	9,132	—	1,133,033
Consumer
Residential real estate first mortgage	566,368	65	2,138	—	568,571
Residential real estate junior lien	134,537	—	718	—	135,255
Other revolving and installment	53,310	—	74	—	53,384
Total consumer	754,215	65	2,930	—	757,210
Total loans	$1,872,223	$5,958	$12,062	$—	$1,890,243

	December 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$430,235	$480	$6,046	$—	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	585,291	—	13,602	—	598,893
Total commercial	1,056,145	480	19,648	—	1,076,273
Consumer
Residential real estate first mortgage	510,375	—	341	—	510,716
Residential real estate junior lien	124,898	—	770	—	125,668
Other revolving and installment	45,363	—	—	—	45,363
Total consumer	680,636	—	1,111	—	681,747
Total loans	$1,736,781	$480	$20,759	$—	$1,758,020

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,795	$1,085	$(637)	$90	$10,333
Real estate construction	810	68	—	—	878
Commercial real estate	11,946	(1,123)	—	11	10,834
Total commercial	22,551	30	(637)	101	22,045
Consumer
Residential real estate first mortgage	6,661	(486)	—	—	6,175
Residential real estate junior lien	1,400	(134)	—	201	1,467
Other revolving and installment	644	(5)	(37)	32	634
Total consumer	8,705	(625)	(37)	233	8,276
Unallocated	457	595	—	—	1,052
Total	$31,713	$—	$(674)	$334	$31,373

	Six months ended June 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$1,856	$(664)	$216	$10,333
Real estate construction	783	95	—	—	878
Commercial real estate	12,376	(1,564)	—	22	10,834
Total commercial	22,084	387	(664)	238	22,045
Consumer
Residential real estate first mortgage	6,532	(357)	—	—	6,175
Residential real estate junior lien	1,295	(42)	—	214	1,467
Other revolving and installment	481	140	(55)	68	634
Total consumer	8,308	(259)	(55)	282	8,276
Unallocated	1,180	(128)	—	—	1,052
Total	$31,572	$—	$(719)	$520	$31,373

	Three months ended June 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,487	$(869)	$(273)	$275	$9,620
Real estate construction	598	(11)	—	—	587
Commercial real estate	13,849	(913)	—	1	12,937
Total commercial	24,934	(1,793)	(273)	276	23,144
Consumer
Residential real estate first mortgage	6,047	129	—	—	6,176
Residential real estate junior lien	1,288	99	—	14	1,401
Other revolving and installment	666	(81)	(49)	38	574
Total consumer	8,001	147	(49)	52	8,151
Unallocated	823	1,646	—	—	2,469
Total	$33,758	$—	$(322)	$328	$33,764

	Six months ended June 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(553)	$(477)	$445	$9,620
Real estate construction	658	(71)	—	—	587
Commercial real estate	14,105	(636)	(536)	4	12,937
Total commercial	24,968	(1,260)	(1,013)	449	23,144
Consumer
Residential real estate first mortgage	5,774	402	—	—	6,176
Residential real estate junior lien	1,373	(69)	—	97	1,401
Other revolving and installment	753	(164)	(93)	78	574
Total consumer	7,900	169	(93)	175	8,151
Unallocated	1,378	1,091	—	—	2,469
Total	$34,246	$—	$(1,106)	$624	$33,764

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,769	$482,657	$484,426	$828	$9,505	$10,333
Real estate construction	—	48,870	48,870	—	878	878
Commercial real estate	803	598,934	599,737	3	10,831	10,834
Total commercial	2,572	1,130,461	1,133,033	831	21,214	22,045
Consumer
Residential real estate first mortgage	1,873	566,698	568,571	—	6,175	6,175
Residential real estate junior lien	193	135,062	135,255	—	1,467	1,467
Other revolving and installment	74	53,310	53,384	27	607	634
Total consumer	2,140	755,070	757,210	27	8,249	8,276
Unallocated	—	—	—	—	—	1,052
Total loans	$4,712	$1,885,531	$1,890,243	$858	$29,463	$31,373

	December 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,831	$434,930	$436,761	$278	$8,647	$8,925
Real estate construction	—	40,619	40,619	—	783	783
Commercial real estate	809	598,084	598,893	5	12,371	12,376
Total commercial	2,640	1,073,633	1,076,273	283	21,801	22,084
Consumer
Residential real estate first mortgage	21	510,695	510,716	—	6,532	6,532
Residential real estate junior lien	91	125,577	125,668	—	1,295	1,295
Other revolving and installment	—	45,363	45,363	—	481	481
Total consumer	112	681,635	681,747	—	8,308	8,308
Unallocated	—	—	—	—	—	1,180
Total loans	$2,752	$1,755,268	$1,758,020	$283	$30,109	$31,572

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	June 30, 2022			December 31, 2021
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$1,008	$1,036	$828	$445	$464	$278
Commercial real estate	174	195	3	180	203	5
Residential real estate junior lien	—	—	—	—	—	—
Other revolving and installment	74	74	27	—	—	—
Total impaired loans with a valuation allowance	1,256	1,305	858	625	667	283
Impaired loans without a valuation allowance
Commercial and industrial	761	873	—	1,386	1,575	—
Commercial real estate	629	684	—	629	684	—
Residential real estate first mortgage	1,873	1,910	—	21	24	—
Residential real estate junior lien	193	226	—	91	120	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans without a valuation allowance	3,456	3,693	—	2,127	2,403	—
Total impaired loans
Commercial and industrial	1,769	1,909	828	1,831	2,039	278
Commercial real estate	803	879	3	809	887	5
Residential real estate first mortgage	1,873	1,910	—	21	24	—
Residential real estate junior lien	193	226	—	91	120	—
Other revolving and installment	74	74	27	—	—	—
Total impaired loans	$4,712	$4,998	$858	$2,752	$3,070	$283

The table below presents the average recorded investment in impaired loans and interest income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,018	$2	$1,548	$3
Commercial real estate	176	2	188	2
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	27	—
Other revolving and installment	75	—	13	—
Total impaired loans with a valuation allowance	1,269	4	1,776	5
Impaired loans without a valuation allowance
Commercial and industrial	761	—	1,174	5
Commercial real estate	629	—	4,472	—
Residential real estate first mortgage	1,962	—	23	—
Residential real estate junior lien	196	—	302	—
Other revolving and installment	—	—	—	—
Total impaired loans without a valuation allowance	3,548	—	5,971	5
Total impaired loans
Commercial and industrial	1,779	2	2,722	8
Commercial real estate	805	2	4,660	2
Residential real estate first mortgage	1,962	—	23	—
Residential real estate junior lien	196	—	329	—
Other revolving and installment	75	—	13	—
Total impaired loans	$4,817	$4	$7,747	$10

	Six Months Ended June 30,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,156	$6	$1,637	$6
Commercial real estate	177	3	190	4
Residential real estate junior lien	—	—	30	—
Other revolving and installment	157	—	14	—
Total impaired loans with a valuation allowance	1,490	9	1,871	10
Impaired loans without a valuation allowance
Commercial and industrial	761	—	1,187	11
Commercial real estate	629	—	4,662	—
Residential real estate first mortgage	1,953	—	24	—
Residential real estate junior lien	198	—	303	—
Other revolving and installment	—	—	—	—
Total impaired loans without a valuation allowance	3,541	—	6,176	11
Total impaired loans
Commercial and industrial	1,917	6	2,824	17
Commercial real estate	806	3	4,852	4
Residential real estate first mortgage	1,953	—	24	—
Residential real estate junior lien	198	—	333	—
Other revolving and installment	157	—	14	—
Total impaired loans	$5,031	$9	$8,047	$21

Loans with a carrying value of $1.3 billion as of June 30, 2022 and $1.2 billion as of December 31, 2021, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the second quarter of 2022, there were no loans modified as a TDR. During the second quarter of 2021, there were 3 loans modified as TDRs as a result of changing the terms allowing for the interest rate reductions and an extension of the maturity dates. As of June 30, 2021, the carrying value of the restructured loans was $795 thousand. The loans are not currently performing in compliance with the modified terms and were placed on nonaccrual. There was no specific reserve for loan losses allocated to the loans modified as TDRs.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Banking	$20,131	$20,131
Retirement and benefit services	11,206	11,359
Total goodwill	$31,337	$31,490

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of June 30, 2022.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(23,912)	$17,511	$42,057	$(21,807)	$20,250
Total intangible assets	$41,423	$(23,912)	$17,511	$42,057	$(21,807)	$20,250

Amortization of intangible assets was $1.0 million and $1.1 million for the three months ended June 30, 2022, and 2021, respectively. Amortization of intangible assets was $2.1 million and $2.2 million for the six months ended June 30, 2022, and 2021, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $317.7 million and $345.8 million as of June 30, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$1,771	$1,952	$1,880	$1,987
Additions	13	62	17	111
Amortization	(96)	(185)	(256)	(385)
(Impairment)/Recovery	376	135	423	251
Balance, end of period	$2,064	$1,964	$2,064	$1,964

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2022 and December 31, 2021. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Fair value of servicing rights	$2,064	$1,880
Weighted-average remaining term, years	20.6	20.3
Prepayment speeds	7.1%	14.2%
Discount rate	10.0%	9.5%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements:

		June 30,	December 31,
(dollars in thousands)		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,439	$3,727
Finance lease right-of-use assets	Land, premises and equipment, net	29	87
Total lease right-of-use assets		$3,468	$3,814
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$3,856	$4,275
Finance lease liabilities	Long-term debt	83	203
Total lease liabilities		$3,939	$4,478

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

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term, years
Operating leases	4.3	3.4
Finance leases	0.3	0.8
Weighted-average discount rate
Operating leases	2.8%	2.5%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and six months ending June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Lease costs
Operating lease cost	$414	$492	$825	$988
Variable lease cost	150	158	363	391
Short-term lease cost	43	46	88	83
Finance lease cost
Interest on lease liabilities	1	7	5	15
Amortization of right-of-use assets	29	29	58	58
Sublease income	(59)	(52)	(116)	(112)
Net lease cost	$578	$680	$1,223	$1,423
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$393	$474	$784	$961
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	$—	$—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
June 30, 2023	$84	$1,644
June 30, 2024	—	932
June 30, 2025	—	467
June 30, 2026	—	375
June 30, 2027	—	252
Thereafter	—	511
Total future minimum lease payments	$84	$4,181
Amounts representing interest	(1)	(325)
Total operating lease liabilities	$83	$3,856

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Noninterest-bearing	$764,808	$938,840
Interest-bearing
Interest-bearing demand	642,641	714,669
Savings accounts	97,227	96,825
Money market savings	914,423	937,305
Time deposits	200,451	232,912
Total interest-bearing	1,854,742	1,981,711
Total deposits	$2,619,550	$2,920,551

NOTE 9 Short-Term Borrowings

Short-term borrowings at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Fed funds purchased	$117,350	$—
FHLB Short-term advances	125,000	—
Total	$242,350	$—

The following table presents information related to short-term borrowings for the three and six months ending June 30, 2022 and 2021:

	Three months ended
	June 30,
(dollars in thousands)	2022	2021
Fed funds purchased
Balance as of end of period	$117,350	$—
Average daily balance	81,506	—
Maximum month-end balance	117,350	—
Weighted-average rate
During period	1.18%	—%
End of period	1.44%	—%
FHLB Short-term advances
Balance as of end of period	$125,000	$—
Average daily balance	9,615	—
Maximum month-end balance	125,000	—
Weighted-average rate
During period	1.59%	—%
End of period	1.80%	—%

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Fed funds purchased
Balance as of end of period	$117,350	$—
Average daily balance	40,978	—
Maximum month-end balance	117,350	—
Weighted-average rate
During period	1.18%	—%
End of period	1.44%	—%
FHLB Short-term advances
Balance as of end of period	$125,000	$—
Average daily balance	4,834	—
Maximum month-end balance	125,000	—
Weighted-average rate
During period	1.59%	—%
End of period	1.80%	—%

NOTE 10 Long-Term Debt

Long-term debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,515	Three-month LIBOR + 3.10%	5.30%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,272	Three-month LIBOR + 1.80%	3.63%	9/15/2036	9/15/2011
Finance lease liability	2,700	83	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,870

	December 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,492	Three-month LIBOR + 3.10%	3.32%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,238	Three-month LIBOR + 1.80%	2.00%	9/15/2036	9/15/2011
Finance lease liability	2,700	203	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,933

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of June 30, 2022 and December 31, 2021, respectively, was as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$635,320	$668,115
Standby letters of credit	11,412	10,529
Total	$646,732	$678,644

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had a $150 thousand letter of credit outstanding with the FHLB as of June 30, 2022 and December 31, 2021. With the Bank of North Dakota, the Company had no letters of credit outstanding as of June 30, 2022 and December 31, 2021. Bank of North Dakota potential letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $237.6 million and $229.7 million as of June 30, 2022 and December 31, 2021, respectively.

NOTE 12 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2022, 948,428 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $662 thousand and $761 thousand for the three months ended June 30, 2022 and 2021, respectively. The compensation expense relating to awards under these plans was $1.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the activity in the stock plans for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022		2021
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	260,850	$21.04	325,030	$19.48
Granted	94,592	19.01	66,664	26.63
Vested	(107,113)	19.19	(88,382)	21.38
Forfeited or cancelled	(10,624)	23.71	—	—
Outstanding at end of period	237,705	$20.95	303,312	$20.49

As of June 30, 2022, there was $3.1 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,524	21.0%	$3,221	21.0%
Tax effect of:
Tax exempt income	(122)	(1.0)%	(148)	(1.0)%
State income taxes, net of federal benefits	531	4.4%	663	4.3%
Nondeductible items and other	(208)	(1.7)%	(92)	(0.6)%
Applicable income taxes	$2,725	22.7%	$3,644	23.7%

	Six months ended June 30,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$5,269	21.0%	$7,395	21.0%
Tax effect of:
Tax exempt income	(239)	(1.0)%	(301)	(0.9)%
State income taxes, net of federal benefits	1,109	4.4%	1,516	4.3%
Nondeductible items and other	(526)	(2.1)%	(304)	(0.9)%
Applicable income taxes	$5,613	22.3%	$8,306	23.5%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 14 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$16,402	$7,906	$6,999
Total		$17,906	$16,402	$7,906	$6,999

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022		2021
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$111	$(156)	$—	$—
Total	$111	$(156)	$—	$—
(1)	The amortization expense for low income housing tax credit investments were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Six months ended June 30,
	2022		2021
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$111	$(156)	$—	$—
Total	$111	$(156)	$—	$—
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended June 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$22,779	$—	$—	$558	$(561)	$22,776
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,341	16,293	5,548	6,038	6	29,226
Noninterest expense	15,619	6,598	1,630	5,209	10,928	39,984
Net income before taxes	$8,501	$9,695	$3,918	$1,387	$(11,483)	$12,018

	Six months ended June 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$44,304	$—	$—	$1,267	$(1,122)	$44,449
Provision for loan losses	—	—	—	—	—	—
Noninterest income	2,879	33,939	10,874	10,969	35	58,696
Noninterest expense	28,313	15,030	3,468	10,229	21,015	78,055
Net income before taxes	$18,870	$18,909	$7,406	$2,007	$(22,102)	$25,090

	Three months ended June 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,188	$—	$—	$490	$(538)	$21,140
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,466	17,871	5,138	12,287	(14)	36,748
Noninterest expense	10,914	9,988	2,128	10,661	8,859	42,550
Net income before taxes	$11,740	$7,883	$3,010	$2,116	$(9,411)	$15,338

	Six months ended June 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$43,068	$—	$—	$936	$(826)	$43,178
Provision for loan losses	—	—	—	—	—	—
Noninterest income	2,988	35,126	10,124	29,419	(28)	77,629
Noninterest expense	21,998	20,100	4,463	21,514	17,517	85,592
Net income before taxes	$24,058	$15,026	$5,661	$8,841	$(18,371)	$35,215

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

NOTE 16 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and six months ending June 30, 2022 and 2021 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Net income	$9,293	$11,694	$19,477	$26,909
Dividends and undistributed earnings allocated to participating securities	101	179	225	432
Net income available to common shareholders	$9,192	$11,515	$19,252	$26,477
Weighted-average common shares outstanding for basic earnings per share	17,297	17,194	17,271	17,170
Dilutive effect of stock-based awards	235	303	246	312
Weighted-average common shares outstanding for diluted earnings per share	17,532	17,497	17,517	17,482
Earnings per common share:
Basic earnings per common share	$0.53	$0.67	$1.11	$1.54
Diluted earnings per common share	$0.52	$0.66	$1.10	$1.52

NOTE 17 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments as of June 30, 2022 and December 31, 2021. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$4,850	$44,133	$1,366	$44,826
Interest rate lock commitments	Other assets	1,445	53,871	1,507	52,316
Forward loan sales commitments	Other assets	542	16,560	490	13,418
TBA mortgage backed securities	Other assets	343	113,000	34	97,000
Total asset derivatives		$7,180	$227,564	$3,397	$207,560
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$4,851	$44,133	$1,368	$44,826
TBA mortgage backed securities	Accrued expenses and other liabilities	—	—	—	—
Total liability derivatives		$4,851	$44,133	$1,368	$44,826

The gain (loss) recognized on derivative instruments for the three and six months ended June 30, 2022 and 2021 was as follows:

		Three months ended		Six months ended
	Consolidated Statements	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	of Income Location	2022	2021	2022	2021
Interest rate swaps	Other noninterest income	$1	$(1)	$1	$1
Interest rate lock commitments	Mortgage banking	563	740	(147)	(5,505)
Forward loan sales commitments	Mortgage banking	542	73	52	(1,562)
TBA mortgage backed securities	Mortgage banking	1,246	(3,405)	3,749	5,556
Total gain/(loss) from derivative instruments		$2,352	$(2,593)	$3,655	$(1,510)

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $19 thousand at June 30, 2022 and December 31, 2021. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

NOTE 18 Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at June 30, 2022 and December 31, 2021, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2022 and December 31, 2021:

	June 30, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$331,692	14.19%	$105,214	4.50%	$	N/A	N/A
Bank	318,704	13.64%	105,115	4.50%		151,833	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	340,479	14.56%	140,285	6.00%		N/A	N/A
Bank	318,704	13.64%	140,154	6.00%		186,872	8.00%
Total capital to risk weighted assets
Consolidated	419,279	17.95%	187,047	8.00%		N/A	N/A
Bank	347,929	14.89%	186,872	8.00%		233,590	10.00%
Tier 1 capital to average assets
Consolidated	340,479	10.80%	126,051	4.00%		N/A	N/A
Bank	318,704	10.12%	125,962	4.00%		157,453	5.00%

	December 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$314,628	14.65%	$96,647	4.50%	$	N/A	N/A
Bank	297,453	13.87%	96,538	4.50%		139,444	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	323,358	15.06%	128,862	6.00%		N/A	N/A
Bank	297,453	13.87%	128,718	6.00%		171,624	8.00%
Total capital to risk weighted assets
Consolidated	400,263	18.64%	171,816	8.00%		N/A	N/A
Bank	324,328	15.12%	171,624	8.00%		214,530	10.00%
Tier 1 capital to average assets
Consolidated	323,358	9.79%	132,112	4.00%		N/A	N/A
Bank	297,453	9.01%	132,039	4.00%		165,049	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2022, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2022, and December 31, 2021, the Company was in compliance with the aforementioned guidelines.

NOTE 19 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the six months ended June 30, 2022, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 20 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,709	$—	$3,709
Mortgage backed securities
Residential agency	—	652,507	—	652,507
Commercial	—	76,130	—	76,130
Asset backed securities	—	40	—	40
Corporate bonds	—	66,411	—	66,411
Total available-for-sale investment securities	$—	$798,797	$—	$798,797
Other assets
Derivatives	$—	$7,180	$—	$7,180
Other liabilities
Derivatives	$—	$4,851	$—	$4,851

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,103	$—	$5,103
Mortgage backed securities
Residential agency	—	707,157	—	707,157
Commercial	—	90,913	—	90,913
Asset backed securities	—	54	—	54
Corporate bonds	—	50,422	—	50,422
Total available-for-sale investment securities	$—	$853,649	$—	$853,649
Other assets
Derivatives	$—	$3,397	$—	$3,397
Other liabilities
Derivatives	$—	$1,368	$—	$1,368

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$54,363	$—	$54,363	$—
Impaired loans	—	3,854	3,854	858
Foreclosed assets	—	860	860	—
Servicing rights	—	2,064	2,064	—

	December 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,490	$—	$46,490	$—
Impaired loans	—	2,469	2,469	283
Foreclosed assets	—	885	885	—
Servicing rights	—	1,880	1,880	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2022, and December 31, 2021, were as follows:

			June 30, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$3,854	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	860	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,064	109-155	119
		Discount rate		10.0%	10.0%

			December 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,469	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	885	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,880	161-327	237
		Discount rate		9.5%	9.5%

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

The following disclosures represent financial instruments in which the ending balances, as of June 30, 2022 and December 31, 2021, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	June 30, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,043	$37,043	$—	$—	$37,043
Investment securities held-to-maturity	331,741	—	293,949	—	293,949
Loans, net	1,858,870	—	—	1,848,251	1,848,251
Accrued interest receivable	9,155	9,155	—	—	9,155
Bank-owned life insurance	33,564	—	33,564	—	33,564
Financial Liabilities
Noninterest-bearing deposits	$764,808	$—	$764,808	$—	$764,808
Interest-bearing deposits	1,654,291	—	1,654,291	—	1,654,291
Time deposits	200,451	—	—	198,278	198,278
Short-term borrowings	242,350	242,350	—	—	242,350
Long-term debt	58,870	—	86,271	—	86,271
Accrued interest payable	802	802	—	—	802

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$242,311	$242,311	$—	$—	$242,311
Investment securities held-to-maturity	352,061	—	349,677	—	349,677
Loans, net	1,726,448	—	—	1,760,784	1,760,784
Accrued interest receivable	8,537	8,537	—	—	8,537
Bank-owned life insurance	33,156	—	33,156	—	33,156
Financial Liabilities
Noninterest-bearing deposits	$938,840	$—	$938,840	$—	$938,840
Interest-bearing deposits	1,748,799	—	1,748,799	—	1,748,799
Time deposits	232,912	—	—	232,970	232,970
Long-term debt	58,933	—	57,772	—	57,772
Accrued interest payable	1,674	1,674	—	—	1,674

NOTE 21 Subsequent Events

On July 1, 2022, the Company completed the merger with MPB BHC, Inc. (“MPHX”) (OTCPK: MPHX), the banking holding company for Metro Phoenix Bank (the “Merger”), pursuant to the Agreement of Plan of Merger, dated December 8, 2021, by and between the Company and MPHX. On July 1, 2022, MPHX merged with and into the Company, with the Company as the surviving entity in the merger.

Pursuant to the terms of the Merger, at the effective time of the Merger, each common share of MPHX issued and outstanding immediately prior to the effective time, was converted into the right to receive 0.74 shares of the Company’s common stock.

As of June 30, 2022, MPHX, had total assets of $399.0 million which included $277.6 million in gross loans, $354.5 million in total deposits, and $43.8 million in total equity.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2022 and 2021. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including rising rates of inflation;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions;

●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the ongoing COVID-19 pandemic, acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to successfully manage liquidity risk, especially in light of recent excess liquidity at the Bank;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	interest rate risks associated with our business, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;

●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies;
●	our ability to manage mortgage pipeline risk;
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate;
●	talent and labor shortages and employee turnover;
●	possible federal mask and vaccine mandates;
●	the impact of inflation and recent and anticipated interest rate increases on our clients;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Recent Developments

Impact of COVID-19

As of June 30, 2022, the COVID-19 pandemic remained ongoing. The progression of the COVID-19 pandemic in the United States did not have an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2022. Nonetheless, the economic recovery could remain gradual and uneven and could be hindered by persistent or resurgent infection rates, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to the new variants of the virus.

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

Each of our market areas had and continues to have different responses to the COVID-19 pandemic due to the availability of the COVID-19 vaccines, prevalence of new variants of the virus, and varying infection rates. Based on the current environment, it is uncertain how the states in our market areas will continue to change policies in response to the COVID-19 pandemic and whether any such changes will negatively impact our customers and regional economies.

Shareholder Dividend

On May 11, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.18 per common share. This dividend was paid out on July 8, 2022, to stockholders of record at the close of business on June 17, 2022.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2022	2021
Performance Ratios
Return on average total assets	1.14%	1.26%	1.50%	1.20%	1.76%
Return on average common equity	11.93%	11.78%	13.82%	11.85%	16.11%
Return on average tangible common equity (1)	15.25%	14.72%	17.36%	14.97%	20.15%
Noninterest income as a % of revenue	56.20%	57.62%	63.48%	56.91%	64.26%
Net interest margin (taxable-equivalent basis)	2.98%	2.83%	2.88%	2.91%	3.00%
Efficiency ratio (1)	74.72%	72.25%	71.46%	73.50%	68.84%
Average equity to average assets	9.59%	10.67%	10.88%	10.13%	10.92%
Net charge-offs/(recoveries) to average loans	0.07%	(0.03)%	—%	0.02%	0.05%
Dividend payout ratio	34.62%	28.07%	24.24%	30.91%	20.39%
Per Common Share
Earnings per common share - basic	$0.53	$0.58	$0.67	$1.11	$1.54
Earnings per common share - diluted	$0.52	$0.57	$0.66	$1.10	$1.52
Dividends declared per common share	$0.18	$0.16	$0.16	$0.34	$0.31
Book value per common share	$17.75	$19.00	$20.03
Tangible book value per common share (1)	$14.93	$16.07	$16.89
Average common shares outstanding - basic	17,297	17,244	17,194	17,271	17,170
Average common shares outstanding - diluted	17,532	17,500	17,497	17,517	17,482
Other Data
Retirement and benefit services assets under administration/management	$31,749,157	$35,333,131	$36,964,961
Wealth management assets under administration/management	$4,147,763	$4,584,856	$3,538,959
Mortgage originations	$269,397	$186,762	$545,437	$456,159	$1,063,451
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2022	2021
Selected Average Balance Sheet Data
Loans	$1,838,631	$1,768,226	$1,887,986	$1,803,623	$1,916,553
Investment securities	1,164,625	1,216,256	800,812	1,190,298	731,995
Assets	3,258,655	3,286,809	3,119,740	3,272,654	3,083,702
Deposits	2,740,417	2,816,828	2,677,258	2,778,411	2,646,588
Short-term borrowings	81,506	—	—	40,978	—
Long-term debt	58,876	58,908	58,996	58,892	42,429
Stockholders’ equity	312,515	350,545	339,439	331,425	336,830

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2022	2022	2021	2021
Selected Period End Balance Sheet Data
Loans	$1,890,243	$1,818,042	$1,758,020	$1,835,312
Allowance for loan losses	(31,373)	(31,713)	(31,572)	(33,764)
Investment securities	1,130,538	1,206,483	1,205,710	797,862
Assets	3,295,065	3,336,199	3,392,691	3,157,229
Deposits	2,619,550	2,892,267	2,920,551	2,710,940
Long-term debt	58,870	58,902	58,933	58,992
Total stockholders’ equity	307,158	328,505	359,403	344,391

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2022	2021
Selected Income Statement Data
Net interest income	$22,776	$21,673	$21,140	$44,449	$43,178
Provision for loan losses	—	—	—	—	—
Noninterest income	29,226	29,470	36,748	58,696	77,629
Noninterest expense	39,984	38,071	42,550	78,055	85,592
Income before income taxes	12,018	13,072	15,338	25,090	35,215
Income tax expense	2,725	2,888	3,644	5,613	8,306
Net income	$9,293	$10,184	$11,694	$19,477	$26,909

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated:

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2021
Tangible common equity to tangible assets
Total common stockholders’ equity	$307,158	$328,505	$359,403	$344,391
Less: Goodwill	31,337	31,490	31,490	30,201
Less: Other intangible assets	17,511	19,197	20,250	23,680
Tangible common equity (a)	258,310	277,818	307,663	290,510
Total assets	3,295,065	3,336,199	3,392,691	3,157,229
Less: Goodwill	31,337	31,490	31,490	30,201
Less: Other intangible assets	17,511	19,197	20,250	23,680
Tangible assets (b)	3,246,217	3,285,512	3,340,951	3,103,348
Tangible common equity to tangible assets (a)/(b)	7.96%	8.46%	9.21%	9.36%
Tangible book value per common share
Total common stockholders’ equity	$307,158	$328,505	$359,403	$344,391
Less: Goodwill	31,337	31,490	31,490	30,201
Less: Other intangible assets	17,511	19,197	20,250	23,680
Tangible common equity (c)	258,310	277,818	307,663	290,510
Total common shares issued and outstanding (d)	17,306	17,289	17,213	17,198
Tangible book value per common share (c)/(d)	$14.93	$16.07	$17.87	$16.89

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2022	2021
Return on average tangible common equity
Net income	$9,293	$10,184	$11,694	$19,477	$26,909
Add: Intangible amortization expense (net of tax)	832	832	860	1,664	1,769
Net income, excluding intangible amortization (e)	10,125	11,016	12,554	21,141	28,678
Average total equity	312,515	350,545	339,439	331,425	336,830
Less: Average goodwill	31,488	31,490	30,201	31,489	30,201
Less: Average other intangible assets (net of tax)	14,737	15,569	19,123	15,151	19,556
Average tangible common equity (f)	266,290	303,486	290,115	284,785	287,073
Return on average tangible common equity (e)/(f)	15.25%	14.72%	17.36%	14.97%	20.15%
Efficiency ratio
Noninterest expense	$39,984	$38,071	$42,550	$78,055	$85,592
Less: Intangible amortization expense	1,053	1,053	1,088	2,106	2,239
Adjusted noninterest expense (g)	38,931	37,018	41,462	75,949	83,353
Net interest income	22,776	21,673	21,140	44,449	43,178
Noninterest income	29,226	29,470	36,748	58,696	77,629
Tax-equivalent adjustment	100	94	135	194	278
Total tax-equivalent revenue (h)	52,102	51,237	58,023	103,339	121,085
Efficiency ratio (g)/(h)	74.72%	72.25%	71.46%	73.50%	68.84%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2022 was $9.3 million, or $0.52 per diluted common share, a $2.4 million, or 20.5%, decrease as compared to $11.7 million, or $0.66 per diluted common share, for the three months ended June 30, 2021. Net income decreased primarily due to a $7.5 million decrease in noninterest income, partially offset by a $1.6 million increase in net interest income and a $2.6 million decrease in noninterest expense.

Net income for the six months ended June 30, 2022 was $19.5 million, or $1.10 per diluted common share, a $7.4 million, or 27.6%, decrease as compared to $26.9 million, or $1.52 per diluted common share, for the six months ended June 30, 2021. The decrease in net income was primarily due to an $18.9 million decrease in noninterest income, partially offset by a $1.3 million increase in net interest income and a $7.5 million decrease in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2022 and 2021.

Net interest income for the three months ended June 30, 2022 was $22.8 million, a $1.6 million, or 7.7%, increase from $21.1 million for the three months ended June 30, 2021. Net interest income increased primarily due to a $1.8 million increase in interest income, driven by a $3.2 million increase in interest income from investment securities, and partially offset by a $1.3 million decrease in interest income from loans. The increase in interest income from investment securities was primarily due to a $363.8 million increase in the average balance of investment securities. Interest income from loans decreased primarily due to a $2.3 million decrease in income received from PPP loans. Excluding PPP loans, the average loan balance would have increased $170.8 million. The increase in net interest income was partially offset by a $206 thousand increase in interest expense, primarily due to an increase in short-term borrowings in response to a decrease in deposits.

Net interest income for the six months ended June 30, 2022 was $44.4 million, an increase of $1.3 million, or 2.9%, as compared to the $43.2 million for the six months ended June 30, 2021. The increase in net interest income was primarily driven by a $1.6 million increase in interest income, driven in part by a $6.2 million increase in interest income from investment securities, partially offset by $4.6 million decrease in interest income from loans. The increase in interest income from investment securities was primarily due to a $458.3 million increase in the average balance of investment securities. Interest income from loans decreased primarily due to a $112.9 million decrease in the average loans, primarily due to our continued PPP loan forgiveness. Excluding PPP loans, average loans would have increased $112.9 million.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended June 30, 2022 was 2.98%, compared to 2.88% for the same period in 2021. The yield on earning assets increased 12 basis points while average earnings assets increased 3.9%. Partially offsetting this increase was a modest 2 basis point increase in our interest bearing liabilities yield while the average balance of interest-bearing liabilities increased 6.4%.

Our net interest margin (on a FTE basis) for the six months ended June 30, 2022 was 2.91%, compared to 3.00% for the same period in 2021. The decrease in net interest margin was primarily driven by a 9 basis point decrease in the interest earning asset yield. The interest earning asset yield decreased primarily due to a 22 basis point decrease in loan yield, a result of the decrease in average loans previously stated.

As a result of the recent and expected increases in the target federal funds interest rate, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and six months ended June 30, 2022 and 2021. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$28,920	$28	0.39%	$191,695	$59	0.12%
Investment securities (1)	1,164,625	6,338	2.18%	800,812	3,192	1.60%
Loans held for sale	31,878	250	3.15%	71,447	402	2.26%
Loans
Commercial:
Commercial and industrial	463,215	5,053	4.38%	627,613	7,112	4.55%
Real estate construction	44,627	449	4.04%	42,511	454	4.28%
Commercial real estate	601,765	5,701	3.80%	568,827	5,256	3.71%
Total commercial	1,109,607	11,203	4.05%	1,238,951	12,822	4.15%
Consumer
Residential real estate first mortgage	543,023	4,458	3.29%	459,278	4,047	3.53%
Residential real estate junior lien	132,082	1,528	4.64%	129,544	1,479	4.58%
Other revolving and installment	53,919	592	4.40%	60,213	647	4.31%
Total consumer	729,024	6,578	3.62%	649,035	6,173	3.81%
Total loans (1)	1,838,631	17,781	3.88%	1,887,986	18,995	4.04%
Federal Reserve/FHLB Stock	10,564	129	4.90%	6,528	71	4.36%
Total interest earning assets	3,074,618	24,526	3.20%	2,958,468	22,719	3.08%
Noninterest earning assets	184,037			161,272
Total assets	$3,258,655			$3,119,740
Interest-Bearing Liabilities
Interest-bearing demand deposits	$703,365	$212	0.12%	$697,789	$252	0.14%
Money market and savings deposits	1,041,898	373	0.14%	1,015,358	364	0.14%
Time deposits	211,787	228	0.43%	208,338	290	0.56%
Fed funds purchased	81,506	240	1.18%	—	—	—%
Short-term borrowings	9,615	38	1.59%	—	—	—%
Long-term debt	58,876	559	3.81%	58,996	538	3.66%
Total interest-bearing liabilities	2,107,047	1,650	0.31%	1,980,481	1,444	0.29%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	783,367			755,773
Other noninterest-bearing liabilities	55,726			44,047
Stockholders’ equity	312,515			339,439
Total liabilities and stockholders’ equity	$3,258,655			$3,119,740
Net interest income		$22,876			$21,275
Net interest rate spread			2.89%			2.79%
Net interest margin on FTE basis (1)			2.98%			2.88%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$67,111	$74	0.22%	$188,056	$112	0.12%
Investment securities (1)	1,190,298	12,051	2.04%	731,995	5,892	1.62%
Loans held for sale	28,287	407	2.90%	76,818	834	2.19%
Loans
Commercial:
Commercial and industrial	449,014	10,068	4.52%	651,143	14,975	4.64%
Real estate construction	42,893	844	3.97%	43,880	925	4.25%
Commercial real estate	601,397	11,100	3.72%	564,928	10,499	3.75%
Total commercial	1,093,304	22,012	4.06%	1,259,951	26,399	4.23%
Consumer
Residential real estate first mortgage	528,952	8,891	3.39%	458,584	8,294	3.65%
Residential real estate junior lien	129,056	2,910	4.55%	133,622	3,129	4.72%
Other revolving and installment	52,311	1,140	4.39%	64,396	1,388	4.35%
Total consumer	710,319	12,941	3.67%	656,602	12,811	3.93%
Total loans (1)	1,803,623	34,953	3.91%	1,916,553	39,210	4.13%
Federal Reserve/FHLB Stock	8,536	199	4.70%	6,156	135	4.42%
Total interest earning assets	3,097,855	47,684	3.10%	2,919,578	46,183	3.19%
Noninterest earning assets	174,799			164,124
Total assets	$3,272,654			$3,083,702
Interest-Bearing Liabilities
Interest-bearing demand deposits	$708,888	$426	0.12%	$670,462	$499	0.15%
Money market and savings deposits	1,042,660	741	0.14%	1,022,812	767	0.15%
Time deposits	219,592	475	0.44%	209,521	635	0.61%
Fed funds purchased	40,978	240	1.18%	—	—	—%
Short-term borrowings	4,834	38	1.59%	—	—	—%
Long-term debt	58,892	1,121	3.84%	42,429	826	3.93%
Total interest-bearing liabilities	2,075,844	3,041	0.30%	1,945,224	2,727	0.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	807,271			743,793
Other noninterest-bearing liabilities	58,114			57,855
Stockholders’ equity	331,425			336,830
Total liabilities and stockholders’ equity	$3,272,654			$3,083,702
Net interest income		$44,643			$43,456
Net interest rate spread			2.80%			2.91%
Net interest margin on FTE basis (1)			2.91%			3.00%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended June 30, 2022			Six months ended June 30, 2022
	Compared with			Compared with
	Three Months Ended June 30, 2021			Six months ended June 30, 2021
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(49)	$18	$(31)	$(72)	$34	$(38)
Investment securities	1,451	1,695	3,146	3,682	2,477	6,159
Loans held for sale	(223)	71	(152)	(527)	100	(427)
Loans
Commercial:
Commercial and industrial	(1,865)	(194)	(2,059)	(4,651)	(256)	(4,907)
Real estate construction	23	(28)	(5)	(21)	(60)	(81)
Commercial real estate	305	140	445	678	(77)	601
Total commercial	(1,537)	(82)	(1,619)	(3,994)	(393)	(4,387)
Consumer
Residential real estate first mortgage	737	(326)	411	1,274	(677)	597
Residential real estate junior lien	29	20	49	(107)	(112)	(219)
Other revolving and installment	(68)	13	(55)	(261)	13	(248)
Total consumer	698	(293)	405	906	(776)	130
Total loans	(839)	(375)	(1,214)	(3,088)	(1,169)	(4,257)
Federal Reserve/FHLB Stock	44	14	58	52	12	64
Total interest income	384	1,423	1,807	47	1,454	1,501
Interest-bearing liabilities
Interest-bearing demand deposits	2	(42)	(40)	29	(102)	(73)
Money market and savings deposits	9	—	9	15	(41)	(26)
Time deposits	5	(67)	(62)	30	(190)	(160)
Short-term borrowings	—	240	240	—	240	240
Long-term debt	(1)	22	21	321	(26)	295
Total interest expense	15	153	168	395	(119)	276
Change in net interest income	$369	$1,270	$1,639	$(348)	$1,573	$1,225

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

There was no provision expense recorded for the three and six months ended June 30, 2022, no change compared to the three and six months ended June 30, 2021. Management continues to see a decrease in criticized loan volume which supported the decision that no additional provision expense should be recognized.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Retirement and benefit services	$16,293	$17,871	$33,939	$35,126
Wealth management	5,548	5,138	10,874	10,124
Mortgage banking	6,038	12,287	10,969	29,419
Service charges on deposit accounts	412	330	775	668
Net gains (losses) on investment securities	—	—	—	114
Other	935	1,122	2,139	2,178
Total noninterest income	$29,226	$36,748	$58,696	$77,629
Noninterest income as a % of revenue	56.20%	63.48%	56.91%	64.26%

Total noninterest income for the three months ended June 30, 2022, was $29.2 million, a decrease of $7.5 million, or 20.5%, compared to $36.7 million for the three months ended June 30, 2021. The decrease in noninterest income was primarily driven by decreases of $6.2 million in mortgage banking revenue and $1.6 million in retirement and benefit services revenue, partially offset by a $410 thousand increase in wealth management revenue. Mortgage banking revenue decreased primarily due to a $276.0 million decrease in mortgage originations. Retirement and benefit services revenue decreased primarily due to decreases of $912 thousand in asset-based fees and $667 thousand in non-asset based fees. The asset based fees for retirement and benefit services decreased primarily due to a $5.2 billion decrease in the market value of assets under administration/management. Non-asset based fees decreased primarily due to a $316 thousand decrease in plan document fees. Wealth management revenue increased primarily due to a $608.8 million increase in assets under management.

Total noninterest income for the six months ended June 30, 2022, was $58.7 million, a $18.9 million, or 24.4%, decrease compared to $77.6 million for the six months ended June 30, 2021. The decrease in noninterest income was primarily driven by decreases of $18.5 million in mortgage banking revenue and $1.2 million in retirement and benefit services revenue, partially offset by a $750 thousand increase in wealth management revenue. The decrease in mortgage banking revenue was primarily due to a $607.3 million decrease in mortgage originations. Retirement and benefit services revenue decreased primarily due to decreases of $1.1 million in asset based fees, a result of a market value decrease in assets under administration/management. Wealth management revenue increased due to the increase in assets under management.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which has begun to and will continue to adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 56.2% for the three months ended June 30, 2022, compared to 63.5% for the three months ended June 30, 2021. The decrease was due to noninterest income decreasing 20.5%, while net interest income increased 7.7%.

Noninterest income as a percentage of total operating revenue was 56.9% for the six months ended June 30, 2022, compared to 64.3% for the six months ended June 30, 2021. The decrease was due to noninterest income decreasing 24.4%, while net interest income increased 2.9%.

See “NOTE 15 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Compensation	$21,248	$24,309	$40,299	$48,007
Employee taxes and benefits	5,787	5,572	11,949	11,385
Occupancy and equipment expense	1,737	1,918	3,788	4,149
Business services, software and technology expense	4,785	4,958	9,709	9,934
Intangible amortization expense	1,053	1,088	2,106	2,239
Professional fees and assessments	2,246	1,509	3,787	2,981
Marketing and business development	814	769	1,414	1,445
Supplies and postage	572	503	1,218	1,034
Travel	356	36	535	62
Mortgage and lending expenses	482	1,199	1,168	2,531
Other	904	689	2,082	1,825
Total noninterest expense	$39,984	$42,550	$78,055	$85,592

Total noninterest expense for the three months ended June 30, 2022 was $40.0 million, a $2.6 million, or 6.0%, decrease compared to $42.6 million for the three months ended June 30, 2021. The decrease in noninterest expense was primarily due to a $3.1 million decrease in compensation expense as well as a $717 thousand decrease in mortgage and lending expenses, partially offset by a $737 thousand increase in professional fees and assessments. The decreases in compensation and mortgage and lending expenses were primarily due to a $276.0 million decrease in mortgage originations. Professional fees and assessments increased primarily due to merger related expenses from our acquisition of MPB BHC, Inc.

Total noninterest expense for the six months ended June 30, 2022, was $78.1 million, a $7.5 million, or 8.8%, decrease compared to $85.6 million for the six months ended June 30, 2021. The decrease in noninterest expense was primarily driven by decreases of $7.7 million in compensation expense, $1.4 million in mortgage and lending expenses, and $361 thousand in occupancy and equipment expense, partially offset by increases of $806 thousand in professional fees and assessments and $564 thousand in employee taxes and benefits. The decrease in compensation and mortgage and lending expenses were driven by the decrease in mortgage originations. Occupancy and equipment expense decreased primarily as a result of a decrease in depreciation expense, a result of assets being fully depreciated. The increase in professional fees and assessments was primarily due to the merger related expenses previously stated. Employee taxes and benefits increased primarily due to an increase in group insurance.

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

For the three months ended June 30, 2022, we recognized income tax expense of $2.7 million on $12.0 million of pre-tax income, resulting in an effective tax rate of 22.7%, compared to income tax expense of $3.6 million on $15.3 million of pre-tax income for the three months ended June 30, 2021, resulting in an effective tax rate of 23.7%.

For the six months ended June 30, 2022, we recognized income tax expense of $5.6 million on $25.1 million of pre-tax income, resulting in an effective tax rate of 22.3%, compared to income tax expense of $8.3 million on $35.2 million of pre-tax income for the six months ended June 30, 2021, resulting in an effective tax rate of 23.5%.

Financial Condition

Overview

Total assets were $3.3 billion as of June 30, 2022, a decrease of $97.6 million, or 2.9%, as compared to December 31, 2021. The overall change in assets included decreases of $205.3 million in cash and cash equivalents and $75.2 million in investment securities. Partially offsetting these decreases were increases of $132.2 million in loans held for investment and $21.2 million in deferred tax assets. Deferred tax assets increased primarily due to the deferred tax associated with the decrease in other comprehensive income attributable to investment securities available-for-sale. If PPP loans were excluded, loans held for investment would have increased $158.8 million from December 31, 2021.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of June 30, 2022, the portfolio mix was 25.6% commercial and industrial, 31.7% commercial real estate, 37.3% residential real estate and 5.4% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$484,426	25.6%	$436,761	24.8%	$47,665	10.9%
Real estate construction	48,870	2.6%	40,619	2.3%	8,251	20.3%
Commercial real estate	599,737	31.7%	598,893	34.1%	844	0.1%
Total commercial	1,133,033	59.9%	1,076,273	61.2%	56,760	5.3%
Consumer
Residential real estate first mortgage	568,571	30.1%	510,716	29.1%	57,855	11.3%
Residential real estate junior lien	135,255	7.2%	125,668	7.1%	9,587	7.6%
Other revolving and installment	53,384	2.8%	45,363	2.6%	8,021	17.7%
Total consumer	757,210	40.1%	681,747	38.8%	75,463	11.1%
Total loans	$1,890,243	100.0%	$1,758,020	100.0%	$132,223	7.5%
(1)	Included PPP loans of $6.9 million at June 30, 2022 and $33.6 million at December 31, 2021.

Total loans outstanding were $1.9 billion as of June 30, 2022, an increase of $132.2 million, or 7.5%, from December 31, 2021. This increase was primarily a result of increases of $57.9 million in residential real estate first mortgages and $47.7 million in commercial and industrial loans. If PPP loans were excluded, commercial and industrial loans would have increased $74.3 million, or 18.4%, from December 31, 2021, primarily as a result of organic loan growth.

We anticipate that loan growth will slow down in the future for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of the increasing interest rate environment and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2022:

	June 30, 2022
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$149,940	$239,770	$93,895	$821	$484,426
Real estate construction	26,182	19,373	3,315	—	48,870
Commercial real estate	18,219	219,210	326,170	36,138	599,737
Total commercial	194,341	478,353	423,380	36,959	1,133,033
Consumer
Residential real estate first mortgage	2,628	18,060	45,595	502,288	568,571
Residential real estate junior lien	9,830	24,414	32,695	68,316	135,255
Other revolving and installment	11,123	40,172	2,089	—	53,384
Total consumer	23,581	82,646	80,379	570,604	757,210
Total loans	$217,922	$560,999	$503,759	$607,563	$1,890,243
Loans with fixed interest rates:
Commercial
Commercial and industrial	$21,871	$204,302	$75,965	$—	$302,138
Real estate construction	25,876	10,133	60	—	36,069
Commercial real estate	13,670	168,112	188,126	11,537	381,445
Total commercial	61,417	382,547	264,151	11,537	719,652
Consumer
Residential real estate first mortgage	2,302	15,620	42,326	341,524	401,772
Residential real estate junior lien	4,032	6,472	12,829	3,358	26,691
Other revolving and installment	1,664	26,086	2,089	—	29,839
Total consumer	7,998	48,178	57,244	344,882	458,302
Total loans with fixed interest rates	$69,415	$430,725	$321,395	$356,419	$1,177,954
Loans with floating interest rates:
Commercial
Commercial and industrial	$128,069	$35,468	$17,930	$821	$182,288
Real estate construction	306	9,240	3,255	—	12,801
Commercial real estate	4,549	51,098	138,044	24,601	218,292
Total commercial	132,924	95,806	159,229	25,422	413,381
Consumer
Residential real estate first mortgage	326	2,440	3,269	160,764	166,799
Residential real estate junior lien	5,798	17,942	19,866	64,958	108,564
Other revolving and installment	9,459	14,086	—	—	23,545
Total consumer	15,583	34,468	23,135	225,722	298,908
Total loans with floating interest rates	$148,507	$130,274	$182,364	$251,144	$712,289

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

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial	$4,840	$6,526
Real estate construction	—	—
Commercial real estate	10,185	13,602
Total commercial	15,025	20,128
Consumer
Residential real estate first mortgage	2,203	341
Residential real estate junior lien	718	770
Other revolving and installment	74	—
Total consumer	2,995	1,111
Total loans	$18,020	$21,239
Criticized loans as a percent of total loans	0.95%	1.21%

The following table presents information regarding nonperforming assets as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$4,370	$2,076
Accruing loans 90+ days past due	—	121
Total nonperforming loans	4,370	2,197
OREO and repossessed assets	860	885
Total nonperforming assets	5,230	3,082
Total restructured accruing loans	355	676
Total nonperforming assets and restructured accruing loans	$5,585	$3,758
Nonperforming loans to total loans	0.23%	0.12%
Nonperforming assets to total assets	0.16%	0.09%
Allowance for loan losses to nonperforming loans	718%	1,437%

Interest income lost on nonaccrual loans approximated $71 thousand and $32 thousand for the three months ended June 30, 2022 and 2021, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended June 30, 2022 and 2021.

Interest income lost on nonaccrual loans approximated $107 thousand and $112 thousand for the six months ended June 30, 2022 and 2021, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2022 and 2021.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance—beginning of period	$31,713	$33,758	$31,572	$34,246
Commercial loan charge-offs
Commercial and Industrial	(637)	(273)	(664)	(477)
Real estate construction	—	—	—	—
Commercial real estate	—	—	—	(536)
Total commercial loan charge-offs	(637)	(273)	(664)	(1,013)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	—	—
Other revolving and installment	(37)	(49)	(55)	(93)
Total consumer loan charge-offs	(37)	(49)	(55)	(93)
Total loan charge-offs	(674)	(322)	(719)	(1,106)
Commercial loan recoveries
Commercial and Industrial	90	275	216	445
Real estate construction	—	—	—	—
Commercial real estate	11	1	22	4
Total commercial recoveries	101	276	238	449
Consumer loan recoveries
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	201	14	214	97
Other revolving and installment	32	38	68	78
Total consumer loan recoveries	233	52	282	175
Total loan recoveries	334	328	520	624
Net loan charge-offs (recoveries)	340	(6)	199	482
Commercial loan provision
Commercial and Industrial	1,085	(869)	1,856	(553)
Real estate construction	68	(11)	95	(71)
Commercial real estate	(1,123)	(913)	(1,564)	(636)
Total commercial loan provision	30	(1,793)	387	(1,260)
Consumer loan provision
Residential real estate first mortgage	(486)	129	(357)	402
Residential real estate junior lien	(134)	99	(42)	(69)
Other revolving and installment	(5)	(81)	140	(164)
Total consumer loan provision	(625)	147	(259)	169
Unallocated provision expense	595	1,646	(128)	1,091
Total loan loss provision	—	—	—	—
Balance—end of period	$31,373	$33,764	$31,373	$33,764
Total loans	$1,890,243	$1,835,312	$1,890,243	$1,835,312
Average total loans	1,838,631	1,887,986	1,803,623	1,916,553
Allowance for loan losses to total loans	1.66%	1.84%	1.66%	1.84%
Net charge-offs/(recoveries) to average total loans (annualized)	0.07%	—%	0.02%	0.05%

The allowance for loan losses was $31.4 million as of June 30, 2022, compared to $31.6 million as of December 31, 2021. The $199 thousand decrease was the result of net charge-offs and no additional provision expense. As of June 30, 2022, the allowance for loan losses represented 1.66% of total loans.

The following table presents the allocation of the allowance for loan losses as of the dates presented:

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,333	25.6%	$8,925	24.8%
Real estate construction	878	2.6%	783	2.3%
Commercial real estate	10,834	31.7%	12,376	34.1%
Residential real estate first mortgage	6,175	30.1%	6,532	29.1%
Residential real estate junior lien	1,467	7.2%	1,295	7.1%
Other revolving and installment	634	2.8%	481	2.6%
Unallocated	1,052	—%	1,180	—%
Total loans	$31,373	100.0%	$31,572	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $1.8 million as of June 30, 2022.

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

The following table presents the fair value composition of our investment securities portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$3,709	0.3%	$5,103	0.4%
Mortgage backed securities
Residential agency	652,507	57.8%	707,157	58.7%
Commercial	76,130	6.7%	90,913	7.5%
Asset backed securities	40	—%	54	—%
Corporate bonds	66,411	5.9%	50,422	4.2%
Total available-for-sale investment securities	798,797	70.7%	853,649	70.8%
Held-to-maturity
Obligations of state and political agencies	139,102	12.3%	144,543	12.0%
Mortgage backed securities
Residential agency	192,639	17.0%	207,518	17.2%
Total held-to-maturity investment securities	331,741	29.3%	352,061	29.2%
Total investment securities	$1,130,538	100.0%	$1,205,710	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of June 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$999	1.16%	$2,710	0.95%
Mortgage backed securities
Residential agency	21	4.13%	2,894	2.37%	10,162	2.32%	639,430	1.76%
Commercial	—	—%	18,123	2.77%	13,936	2.90%	44,071	2.50%
Asset backed securities	—	—%	—	—%	14	5.39%	26	5.28%
Corporate bonds	—	—%	—	—%	66,411	3.84%	—	—%
Total available-for-sale investment securities	21	4.13%	21,017	2.72%	91,522	3.50%	686,237	1.80%
Held-to-maturity
Obligations of state and political agencies	6,794	1.22%	33,922	1.09%	65,003	1.86%	20,458	2.23%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	167,772	2.06%
Total held-to-maturity investment securities	6,794	1.22%	33,922	1.09%	65,003	1.86%	188,230	2.08%
Total investment securities	$6,815	1.23%	$54,939	1.71%	$156,525	2.82%	$874,467	1.86%

Deposits

Total deposits were $2.6 billion as of June 30, 2022, a decrease of $301.0 million, or 10.3%, from December 31, 2021. Interest-bearing deposits decreased $127.0 million while noninterest-bearing deposits decreased $174.0 million. The decrease in interest-bearing deposits included decreases of $72.0 million in interest-bearing demand deposits, $32.5 million in time deposits and $22.5 million in money market and savings deposits. The decrease in interest-bearing demand deposits was due to a seasonal decrease in our public deposits. Time deposits decreased primarily due to clients shifting balances to more liquid accounts. Synergistic deposits decreased $82.1 million from December 31, 2021. Excluding synergistic deposits, commercial transaction deposits decreased $178.0 million, or 14.1%, and consumer transaction deposits decreased $10.1 million, or 1.4% as compared to December 31, 2021.

The following table presents the composition of our deposit portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$764,808	29.2%	$938,840	32.1%	$(174,032)	(18.5)%
Interest-bearing demand	642,641	24.5%	714,669	24.5%	(72,028)	(10.1)%
Money market and savings	1,011,650	38.6%	1,034,130	35.4%	(22,480)	(2.2)%
Time deposits	200,451	7.7%	232,912	8.0%	(32,461)	(13.9)%
Total deposits	$2,619,550	100.0%	$2,920,551	100.0%	$(301,001)	(10.3)%

The following table presents the average balances and rates of our deposit portfolio for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$807,271	—%	$755,773	—%
Interest-bearing demand	708,888	0.12%	697,789	0.14%
Money market and savings	1,042,660	0.14%	1,015,358	0.14%
Time deposits	219,592	0.43%	208,338	0.56%
Total deposits	$2,778,411	0.12%	$2,677,258	0.14%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding, as of June 30, 2022:

June 30,
(dollars in thousands)	2022
Maturing in:
3 months or less	$25,738
3 months to 6 months	36,606
6 months to 1 year	557
1 year or greater	271
Total	$63,172

Borrowings

Borrowings as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$117,350	39.0%	$—	—%
FHLB Short-term advances	125,000	41.5%	—	—%
Subordinated notes	50,000	16.6%	50,000	84.9%
Junior subordinated debentures	8,787	2.9%	8,730	14.8%
Finance lease liability	83	—%	203	0.3%
Total borrowed funds	$301,220	100.0%	$58,933	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity decreased $52.2 million, or 14.5%, to $307.2 million as of June 30, 2022, compared to $359.4 million as of December 31, 2021, primarily due to a $66.2 million increase in other comprehensive loss, attributable to rising interest rates, which resulted in a lower fair value in our investment securities available-for-sale. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.96% as of June 30, 2022, from 9.21% as of December 31, 2021.

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

At June 30, 2022 and December 31, 2021, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Capital Ratios	2022	2021
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	14.19%	14.65%
Tier 1 capital to risk weighted assets	14.56%	15.06%
Total capital to risk weighted assets	17.95%	18.64%
Tier 1 capital to average assets	10.80%	9.79%
Tangible common equity to tangible assets (1)	7.96%	9.21%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.64%	13.87%
Tier 1 capital to risk weighted assets	13.64%	13.87%
Total capital to risk weighted assets	14.89%	15.12%
Tier 1 capital to average assets	10.12%	9.01%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of June 30, 2022, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 18 Regulatory Matters” to the consolidated financial statements for additional information.

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of June 30, 2022 and December 31, 2021, was as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$635,320	$668,115
Standby letters of credit	11,412	10,529
Total	$646,732	$678,644

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

As of June 30, 2022, we had on balance sheet liquidity of $832.6 million, compared to $1.1 billion as of December 31, 2021. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2022, we had $117.4 million federal funds purchased, $125.0 million in short-term borrowings from the FHLB and $781.3 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $538.7 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $659.0 million, as of June 30, 2022. Management believed that we had adequate resources to fund all of our commitments as of June 30, 2022 and December 31, 2021.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of COVID-19 and the recent rise in inflation could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrowers’ needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that we would take in response to both a short-term and long-term funding crisis.

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

The estimated impact on our net interest income as of June 30, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates is presented in the table below:

	June 30, 2022		December 31, 2021
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−13.8%	−2.4%	−8.2%	−2.9%
+300 basis points	−10.4%	−0.5%	−6.1%	−2.3%
+200 basis points	−6.9%	1.5%	−4.1%	−1.8%
+100 basis points	−3.4%	3.6%	−2.0%	−1.3%
−100 basis points	−4.6%	−3.7%	−10.6%	−15.7%
−200 basis points	−9.4%	−13.9%	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of June 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	June 30,	December 31,
	2022	2021
+400 basis points	−30.2%	−26.0%
+300 basis points	−22.2%	−16.8%
+200 basis points	−14.1%	−8.2%
+100 basis points	−6.1%	−1.4%
−100 basis points	−8.0%	−31.2%
−200 basis points	−21.8%	N/A %

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2022:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
April	—	$—	—	770,000
May	1,207	25.55	—	770,000
June	2,426	24.21	—	770,000
Total	3,633	$24.66	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended June 30, 2022, there were no shares repurchased under the Program.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Executive Severance Agreement by and between Alerus Financial Corporation and Jim Collins, dated June 1, 2022 – filed herewith.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: August 4, 2022	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)