Form 10-Q
period 2022-09-30
ALERUS FINANCIAL CORP
filed 2022-11-03
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding at October 31, 2022 was 19,987,274.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2022	2021
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$54,167	$242,311
Investment securities
Available-for-sale, at fair value	729,110	853,649
Held-to-maturity, at carrying value	326,410	352,061
Fed funds sold	14,124	—
Loans held for sale	26,129	46,490
Loans	2,318,231	1,758,020
Allowance for loan losses	(30,968)	(31,572)
Net loans	2,287,263	1,726,448
Land, premises and equipment, net	17,067	18,370
Operating lease right-of-use assets	3,481	3,727
Accrued interest receivable	11,256	8,537
Bank-owned life insurance	33,777	33,156
Goodwill	46,060	31,490
Other intangible assets	23,779	20,250
Servicing rights	2,780	1,880
Deferred income taxes, net	45,889	11,614
Other assets	69,961	42,708
Total assets	$3,691,253	$3,392,691
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$905,228	$938,840
Interest-bearing	2,056,583	1,981,711
Total deposits	2,961,811	2,920,551
Short-term borrowings	253,830	—
Long-term debt	58,836	58,933
Operating lease liabilities	3,802	4,275
Accrued expenses and other liabilities	68,135	49,529
Total liabilities	3,346,414	3,033,288
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,987,274 and 17,212,588 issued and outstanding	19,987	17,213
Additional paid-in capital	154,629	92,878
Retained earnings	273,132	253,567
Accumulated other comprehensive income (loss)	(102,909)	(4,255)
Total stockholders’ equity	344,839	359,403
Total liabilities and stockholders’ equity	$3,691,253	$3,392,691

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans, including fees	$25,379	$18,888	$60,659	$58,779
Investment securities
Taxable	5,939	3,249	17,447	8,547
Exempt from federal income taxes	209	225	638	694
Other	748	185	1,021	432
Total interest income	32,275	22,547	79,765	68,452
Interest Expense
Deposits	1,852	880	3,494	2,781
Short-term borrowings	1,516	—	1,794	—
Long-term debt	591	535	1,712	1,361
Total interest expense	3,959	1,415	7,000	4,142
Net interest income	28,316	21,132	72,765	64,310
Provision for loan losses	—	(2,000)	—	(2,000)
Net interest income after provision for loan losses	28,316	23,132	72,765	66,310
Noninterest Income
Retirement and benefit services	16,597	18,031	50,536	53,157
Wealth management	4,852	5,295	15,726	15,419
Mortgage banking	3,782	11,116	14,751	40,535
Service charges on deposit accounts	377	357	1,152	1,025
Net gains (losses) on investment securities	—	11	—	125
Other	1,402	1,230	3,541	3,408
Total noninterest income	27,010	36,040	85,706	113,669
Noninterest Expense
Compensation	21,168	23,291	61,467	71,298
Employee taxes and benefits	5,079	5,058	17,028	16,443
Occupancy and equipment expense	1,925	2,063	5,713	6,212
Business services, software and technology expense	5,373	5,332	15,082	15,266
Intangible amortization expense	1,324	1,088	3,430	3,327
Professional fees and assessments	3,126	1,503	6,913	4,484
Marketing and business development	890	865	2,304	2,310
Supplies and postage	588	549	1,806	1,583
Travel	291	174	826	236
Mortgage and lending expenses	409	1,231	1,577	3,762
Other	2,594	887	4,676	2,712
Total noninterest expense	42,767	42,041	120,822	127,633
Income before income taxes	12,559	17,131	37,649	52,346
Income tax expense	2,940	4,064	8,553	12,370
Net income	$9,619	$13,067	$29,096	$39,976
Per Common Share Data
Basic earnings per common share	$0.48	$0.75	$1.58	$2.29
Diluted earnings per common share	$0.47	$0.74	$1.56	$2.26
Dividends declared per common share	$0.18	$0.16	$0.52	$0.47
Average common shares outstanding	19,987	17,205	18,186	17,182
Diluted average common shares outstanding	20,230	17,499	18,431	17,488

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$9,619	$13,067	$29,096	$39,976
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(43,305)	(2,496)	(131,424)	(13,101)
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(91)	(106)	(290)	(221)
Reclassification adjustment for losses (gains) realized in income	—	(11)	—	(125)
Total other comprehensive income (loss), before tax	(43,396)	(2,613)	(131,714)	(13,447)
Income tax expense (benefit) related to items of other comprehensive income	(10,892)	(656)	(33,060)	(3,375)
Other comprehensive income (loss), net of tax	(32,504)	(1,957)	(98,654)	(10,072)
Total comprehensive income (loss)	$(22,885)	$11,110	$(69,558)	$29,904

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158
Net income	—	—	9,619	—	9,619
Other comprehensive income (loss)	—	—	—	(32,504)	(32,504)
Common stock repurchased	—	—	—	—	—
Common stock dividends	—	—	(3,615)	—	(3,615)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Stock-based compensation expense	—	351	—	—	351
Vesting of restricted stock	—	—	—	—	—
Balance as of September 30, 2022	$19,987	$154,629	$273,132	$(102,909)	$344,839

	Nine months ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	29,096	—	29,096
Other comprehensive income (loss)	—	—	—	(98,654)	(98,654)
Common stock repurchased	(24)	(673)	—	—	(697)
Common stock dividends	—	—	(9,531)	—	(9,531)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	10	1,382	—	—	1,392
Vesting of restricted stock	107	(107)	—	—	—
Balance as of September 30, 2022	$19,987	$154,629	$273,132	$(102,909)	$344,839

	Three months ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2021	$17,198	$91,273	$233,397	$2,523	$344,391
Net income	—	—	13,067	—	13,067
Other comprehensive income (loss)	—	—	—	(1,957)	(1,957)
Common stock repurchased	(2)	(23)	(50)	—	(75)
Common stock dividends	—	—	(2,776)	—	(2,776)
Stock-based compensation expense	—	545	—	—	545
Vesting of restricted stock	12	(12)	—	—	—
Balance as of September 30, 2021	$17,208	$91,783	$243,638	$566	$353,195

	Nine months ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	39,976	—	39,976
Other comprehensive income (loss)	—	—	—	(10,072)	(10,072)
Common stock repurchased	(18)	(157)	(346)	—	(521)
Common stock dividends	—	—	(8,155)	—	(8,155)
Share‑based compensation expense	8	1,796	—	—	1,804
Vesting of restricted stock	93	(93)	—	—	—
Balance as of September 30, 2021	$17,208	$91,783	$243,638	$566	$353,195

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Operating Activities
Net income	$29,096	$39,976
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(1,215)	1,176
Provision for loan losses	—	(2,000)
Depreciation and amortization	6,116	6,726
Amortization and accretion of premiums/discounts on investment securities	2,778	2,506
Amortization of operating lease right-of-use assets	(65)	(40)
Stock-based compensation	1,392	1,804
Increase in value of bank-owned life insurance	(621)	(591)
Realized loss (gain) on sale of fixed assets	(33)	(62)
Realized loss (gain) on derivative instruments	1,031	6,612
Realized loss (gain) on loans sold	(10,062)	(39,940)
Realized loss (gain) on sale of foreclosed assets	(9)	(203)
Realized loss (gain) on sale of investment securities	—	(125)
Realized loss (gain) on servicing rights	(683)	(369)
Net change in:
Loans held for sale	30,193	101,482
Accrued interest receivable	(1,628)	826
Other assets	(13,903)	(1,951)
Accrued expenses and other liabilities	12,348	1,913
Net cash provided (used) by operating activities	54,735	117,740
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	—	13,189
Proceeds from maturities of investment securities available-for-sale	88,417	91,240
Purchases of investment securities available-for-sale	(96,968)	(331,785)
Proceeds from sales or calls of investment securities held-to-maturity	827	1,763
Proceeds from maturities of investment securities held-to-maturity	23,422	2,681
Purchases of investment securities held-to-maturity	—	(218,443)
Net (increase) decrease in loans	(290,565)	177,675
Net cash received for business combinations	101,585	—
Purchases of premises and equipment	(1,081)	(845)
Proceeds from sales of foreclosed assets	143	539
Net cash provided (used) by investing activities	(174,220)	(263,986)
Financing Activities
Net increase (decrease) in deposits	(312,425)	141,095
Net increase (decrease) in short-term borrowings	253,830	—
Repayments of long-term debt	(182)	(49,861)
Proceeds from the issuance of subordinated debt	—	50,000
Cash dividends paid on common stock	(9,185)	(7,975)
Repurchase of common stock	(697)	(521)
Net cash provided (used) by financing activities	(68,659)	132,738
Net change in cash and cash equivalents	(188,144)	(13,508)
Cash and cash equivalents at beginning of period	242,311	172,962
Cash and cash equivalents at end of period	$54,167	$159,454

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
Supplemental Cash Flow Disclosures	2022	2021
Cash paid for:
Interest	$7,269	$3,498
Income taxes	8,713	12,075
Non-cash information
Loan collateral transferred to foreclosed assets	153	1,135
Unrealized gain (loss) on investment securities available-for-sale	(98,364)	(9,851)
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(290)	(221)
Investment securities transferred to held-to-maturity	—	149,191
Right-of-use assets obtained in exchange for new operating leases	1,452	—
Acquisitions
Noncash assets acquired	297,667	—
Liabilities assumed	(354,358)	—
Issuance of stock for the acquisition of Metro Phoenix Bank	(64,019)	—
Net noncash acquired	(120,710)	—

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

In the normal course of business, the Company may enter into a transaction with a variable interest entity or VIE. VIE’s are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in, or exert any control, over any VIE, and thus no VIE’s are included in the consolidated financial statements.

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

NOTE 2 Recent Accounting Pronouncements

The following FASB Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2022, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2022.

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

NOTE 3 Business Combinations

On July 1, 2022, the Company acquired MPB BHC, Inc, the bank holding company for Metro Phoenix Bank located in Phoenix, Arizona, for a total purchase price of $64.0 million in a stock-for-stock transaction. As part of the transaction, $7.6 million was allocated to a customer deposit intangible and $14.7 million to goodwill. The purchase consisted of $270.4 million in loans and $353.7 million in deposits. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

	As recorded by	Preliminary Fair Value	As recorded by
(dollars in thousands)	Metro Phoenix Bank	Adjustments	the Company
Assets
Cash and cash equivalents	$101,819	$(45)	$101,774
Fed funds sold	18,936	—	18,936
Core deposit intangible	—	7,592	7,592
Loans	273,843	(3,440)	270,403
Accrued interest receivable	1,091	—	1,091
Other assets	3,342	517	3,859
Total assets	399,031	4,624	403,655
Liabilities
Deposits	354,529	(844)	353,685
Other liabilities	673	—	673
Total liabilities	355,202	(844)	354,358
Excess assets over liabilities	$43,829	$5,468	49,297
Stock issued for MPB			64,019
Total goodwill recorded			$14,722

NOTE 4 Investment Securities

The following tables present amortized cost, gross unrealized gain and losses, and fair value of the available-for-sale investment securities and the amortized cost, net unrealized gains, carrying value, gross unrealized gains and losses and fair value of for held-to-maturity as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,826	$26	$(19)	$3,833
Mortgage backed securities
Residential agency	721,170	6	(124,187)	596,989
Commercial	72,584	—	(7,301)	65,283
Asset backed securities	35	—	—	35
Corporate bonds	69,528	—	(6,558)	62,970
Total available-for-sale investment securities	867,143	32	(138,065)	729,110
Held-to-maturity
Obligations of state and political agencies	138,664	—	(18,836)	119,828
Mortgage backed securities
Residential agency	187,746	—	(34,268)	153,478
Total held-to-maturity investment securities	326,410	—	(53,104)	273,306
Total investment securities	$1,193,553	$32	$(191,169)	$1,002,416

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,028	$75	$—	$5,103
Mortgage backed securities
Residential agency	717,781	1,213	(11,837)	707,157
Commercial	88,362	2,674	(123)	90,913
Asset backed securities	52	2	—	54
Corporate bonds	49,035	1,398	(11)	50,422
Total available-for-sale investment securities	860,258	5,362	(11,971)	853,649
Held-to-maturity
Obligations of state and political agencies	144,543	1,110	(349)	145,304
Mortgage backed securities
Residential agency	207,518	—	(3,145)	204,373
Total held-to-maturity investment securities	352,061	1,110	(3,494)	349,677
Total investment securities	$1,212,319	$6,472	$(15,465)	$1,203,326

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(19)	$529	$—	$—	$(19)	$529
Mortgage backed securities
Residential agency	(60,983)	325,016	(63,204)	271,347	(124,187)	596,363
Commercial	(5,425)	54,666	(1,876)	10,618	(7,301)	65,284
Asset backed securities	—	22	—	2	—	24
Corporate bonds	(6,558)	62,945	—	—	(6,558)	62,945
Total available-for-sale investment securities	(72,985)	443,178	(65,080)	281,967	(138,065)	725,145
Held-to-maturity
Obligations of state and political agencies	(16,300)	94,902	(2,536)	24,926	(18,836)	119,828
Mortgage backed securities
Residential agency	—	—	(34,268)	153,478	(34,268)	153,478
Total held-to-maturity investment securities	(16,300)	94,902	(36,804)	178,404	(53,104)	273,306
Total investment securities	$(89,285)	$538,080	$(101,884)	$460,371	$(191,169)	$998,451

	December 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(10,156)	554,811	(1,681)	55,082	(11,837)	609,893
Commercial	(123)	17,470	—	—	(123)	17,470
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(11)	5,989	—	—	(11)	5,989
Total available-for-sale investment securities	(10,290)	578,270	(1,681)	55,084	(11,971)	633,354
Held-to-maturity
Obligations of state and political agencies	(349)	53,210	—	—	(349)	53,210
Mortgage backed securities
Residential agency	(3,145)	204,373	—	—	(3,145)	204,373
Total held-to-maturity investment securities	(3,494)	257,583	—	—	(3,494)	257,583
Total investment securities	$(13,784)	$835,853	$(1,681)	$55,084	$(15,465)	$890,937

For all of the above investment securities, the unrealized losses were due to changes in interest rates, and unrealized losses were considered to be temporary as the fair value is expected to recover as the securities approach their maturity dates. The Company expects that it could see a continued increase in unrealized losses if the Federal Reserve continues to raise interest rates. The Company evaluates securities for other-than-temporary impairment, or OTTI, on a quarterly basis, at a minimum, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, consideration is given to the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities, considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value.

For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize OTTI losses on its investment securities.

The following table presents amortized cost and fair value of available-for-sale and carrying value and fair value of held-to-maturity investment securities as of September 30, 2022, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,808	$6,742	$11	$11
Due after one year through five years	40,702	37,102	21,421	19,957
Due after five years through ten years	69,679	58,557	89,695	81,580
Due after 10 years	209,221	170,905	756,016	627,562
Total investment securities	$326,410	$273,306	$867,143	$729,110

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $264.1 million and $192.8 million were pledged as of September 30, 2022 and December 31, 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale or call of available-for-sale investment securities, for the three and nine months ended September 30, 2022 and 2021, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds	$—	$—	$—	$13,189
Realized gains	—	—	—	114
Realized losses	—	—	—	—

Proceeds from the call of held-to-maturity investment securities, for the three and nine months ended September 30, 2022 and 2021, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds	$101	$348	$827	$1,763
Realized gains	—	11	—	11
Realized losses	—	—	—	—

As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Federal Reserve	$4,616	$2,675
FHLB	15,554	3,806

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2022, the conversion ratio was 1.6059. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,119 Class A equivalents) that the Company owned as of September 30, 2022 and December 31, 2021, were carried at a zero cost basis.

NOTE 5 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial (1)	$564,655	$436,761
Real estate construction	89,215	40,619
Commercial real estate	819,068	598,893
Total commercial	1,472,938	1,076,273
Consumer
Residential real estate first mortgage	649,818	510,716
Residential real estate junior lien	143,681	125,668
Other revolving and installment	51,794	45,363
Total consumer	845,293	681,747
Total loans	$2,318,231	$1,758,020
(1)	Included Paycheck Protection Program, or PPP, loans of $2.9 million at September 30, 2022 and $33.6 million at December 31, 2021.

Total loans included net deferred loan fees and costs of $851 thousand and $231 thousand at September 30, 2022 and December 31, 2021, respectively. Deferred loan fees on PPP loans were $22 thousand at September 30, 2022 and $881 thousand at December 31, 2021. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $8.0 million as of September 30, 2022.

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$561,865	$311	$1,000	$1,479	$564,655
Real estate construction	89,215	—	—	—	89,215
Commercial real estate	818,439	—	—	629	819,068
Total commercial	1,469,519	311	1,000	2,108	1,472,938
Consumer
Residential real estate first mortgage	645,896	1,923	—	1,999	649,818
Residential real estate junior lien	143,491	2	—	188	143,681
Other revolving and installment	51,601	185	—	8	51,794
Total consumer	840,988	2,110	—	2,195	845,293
Total loans	$2,310,507	$2,421	$1,000	$4,303	$2,318,231

	December 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$435,135	$168	$121	$1,337	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	598,264	—	—	629	598,893
Total commercial	1,074,018	168	121	1,966	1,076,273
Consumer
Residential real estate first mortgage	508,925	1,770	—	21	510,716
Residential real estate junior lien	125,412	167	—	89	125,668
Other revolving and installment	45,242	121	—	—	45,363
Total consumer	679,579	2,058	—	110	681,747
Total loans	$1,753,597	$2,226	$121	$2,076	$1,758,020

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

The tables below present total loans outstanding, by loan portfolio segment, and risk category as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$559,647	$—	$5,008	$—	$564,655
Real estate construction	89,215	—	—	—	89,215
Commercial real estate	809,910	3,840	5,318	—	819,068
Total commercial	1,458,772	3,840	10,326	—	1,472,938
Consumer
Residential real estate first mortgage	647,517	64	2,237	—	649,818
Residential real estate junior lien	143,006	—	675	—	143,681
Other revolving and installment	51,786	—	8	—	51,794
Total consumer	842,309	64	2,920	—	845,293
Total loans	$2,301,081	$3,904	$13,246	$—	$2,318,231

	December 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$430,235	$480	$6,046	$—	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	585,291	—	13,602	—	598,893
Total commercial	1,056,145	480	19,648	—	1,076,273
Consumer
Residential real estate first mortgage	510,375	—	341	—	510,716
Residential real estate junior lien	124,898	—	770	—	125,668
Other revolving and installment	45,363	—	—	—	45,363
Total consumer	680,636	—	1,111	—	681,747
Total loans	$1,736,781	$480	$20,759	$—	$1,758,020

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,333	$(845)	$(672)	$105	$8,921
Real estate construction	878	378	—	76	1,332
Commercial real estate	10,834	1,335	—	101	12,270
Total commercial	22,045	868	(672)	282	22,523
Consumer
Residential real estate first mortgage	6,175	(584)	—	—	5,591
Residential real estate junior lien	1,467	(109)	—	7	1,365
Other revolving and installment	634	(75)	(75)	53	537
Total consumer	8,276	(768)	(75)	60	7,493
Unallocated	1,052	(100)	—	—	952
Total	$31,373	$—	$(747)	$342	$30,968

	Nine months ended September 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$1,011	$(1,336)	$321	$8,921
Real estate construction	783	473	—	76	1,332
Commercial real estate	12,376	(229)	—	123	12,270
Total commercial	22,084	1,255	(1,336)	520	22,523
Consumer
Residential real estate first mortgage	6,532	(941)	—	—	5,591
Residential real estate junior lien	1,295	(151)	—	221	1,365
Other revolving and installment	481	65	(130)	121	537
Total consumer	8,308	(1,027)	(130)	342	7,493
Unallocated	1,180	(228)	—	—	952
Total	$31,572	$—	$(1,466)	$862	$30,968

	Three months ended September 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,620	$(825)	$(747)	$1,052	$9,100
Real estate construction	587	92	—	—	679
Commercial real estate	12,937	(413)	—	—	12,524
Total commercial	23,144	(1,146)	(747)	1,052	22,303
Consumer
Residential real estate first mortgage	6,176	625	—	—	6,801
Residential real estate junior lien	1,401	6	—	16	1,423
Other revolving and installment	574	(32)	(46)	27	523
Total consumer	8,151	599	(46)	43	8,747
Unallocated	2,469	(1,453)	—	—	1,016
Total	$33,764	$(2,000)	$(793)	$1,095	$32,066

	Nine months ended September 30, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(1,378)	$(1,224)	$1,497	$9,100
Real estate construction	658	21	—	—	679
Commercial real estate	14,105	(1,049)	(536)	4	12,524
Total commercial	24,968	(2,406)	(1,760)	1,501	22,303
Consumer
Residential real estate first mortgage	5,774	1,027	—	—	6,801
Residential real estate junior lien	1,373	(63)	—	113	1,423
Other revolving and installment	753	(196)	(139)	105	523
Total consumer	7,900	768	(139)	218	8,747
Unallocated	1,378	(362)	—	—	1,016
Total	$34,246	$(2,000)	$(1,899)	$1,719	$32,066

The following tables present the recorded investment in loans and related allowance for loan losses, by loan portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$2,083	$562,572	$564,655	$264	$8,657	$8,921
Real estate construction	—	89,215	89,215	—	1,332	1,332
Commercial real estate	800	818,268	819,068	—	12,270	12,270
Total commercial	2,883	1,470,055	1,472,938	264	22,259	22,523
Consumer
Residential real estate first mortgage	1,998	647,820	649,818	—	5,591	5,591
Residential real estate junior lien	188	143,493	143,681	—	1,365	1,365
Other revolving and installment	8	51,786	51,794	—	537	537
Total consumer	2,194	843,099	845,293	—	7,493	7,493
Unallocated	—	—	—	—	—	952
Total loans	$5,077	$2,313,154	$2,318,231	$264	$29,752	$30,968

	December 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,831	$434,930	$436,761	$278	$8,647	$8,925
Real estate construction	—	40,619	40,619	—	783	783
Commercial real estate	809	598,084	598,893	5	12,371	12,376
Total commercial	2,640	1,073,633	1,076,273	283	21,801	22,084
Consumer
Residential real estate first mortgage	21	510,695	510,716	—	6,532	6,532
Residential real estate junior lien	91	125,577	125,668	—	1,295	1,295
Other revolving and installment	—	45,363	45,363	—	481	481
Total consumer	112	681,635	681,747	—	8,308	8,308
Unallocated	—	—	—	—	—	1,180
Total loans	$2,752	$1,755,268	$1,758,020	$283	$30,109	$31,572

The table below summarizes key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses:

	September 30, 2022			December 31, 2021
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$712	$744	$264	$445	$464	$278
Commercial real estate	—	—	—	180	203	5
Residential real estate junior lien	—	—	—	—	—	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans with a valuation allowance	712	744	264	625	667	283
Impaired loans without a valuation allowance
Commercial and industrial	1,371	1,476	—	1,386	1,575	—
Commercial real estate	800	855	—	629	684	—
Residential real estate first mortgage	1,998	2,077	—	21	24	—
Residential real estate junior lien	188	211	—	91	120	—
Other revolving and installment	8	8	—	—	—	—
Total impaired loans without a valuation allowance	4,365	4,627	—	2,127	2,403	—
Total impaired loans
Commercial and industrial	2,083	2,220	264	1,831	2,039	278
Commercial real estate	800	855	—	809	887	5
Residential real estate first mortgage	1,998	2,077	—	21	24	—
Residential real estate junior lien	188	211	—	91	120	—
Other revolving and installment	8	8	—	—	—	—
Total impaired loans	$5,077	$5,371	$264	$2,752	$3,070	$283

The table below presents the average recorded investment in impaired loans and interest income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$722	$3	$719	$3
Commercial real estate	—	—	779	2
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	8	—
Other revolving and installment	—	—	4	—
Total impaired loans with a valuation allowance	722	3	1,510	5
Impaired loans without a valuation allowance
Commercial and industrial	1,371	7	2,016	5
Commercial real estate	801	2	3,793	—
Residential real estate first mortgage	2,032	—	121	—
Residential real estate junior lien	189	—	166	—
Other revolving and installment	8	—	—	—
Total impaired loans without a valuation allowance	4,401	9	6,096	5
Total impaired loans
Commercial and industrial	2,093	10	2,735	8
Commercial real estate	801	2	4,572	2
Residential real estate first mortgage	2,032	—	121	—
Residential real estate junior lien	189	—	174	—
Other revolving and installment	8	—	4	—
Total impaired loans	$5,123	$12	$7,606	$10

	Nine Months Ended September 30,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$833	$8	$818	$10
Commercial real estate	—	—	782	6
Residential real estate junior lien	—	—	11	—
Other revolving and installment	—	—	3	—
Total impaired loans with a valuation allowance	833	8	1,614	16
Impaired loans without a valuation allowance
Commercial and industrial	1,291	21	2,061	15
Commercial real estate	805	5	3,980	—
Residential real estate first mortgage	2,108	—	114	—
Residential real estate junior lien	193	—	190	—
Other revolving and installment	11	—	—	—
Total impaired loans without a valuation allowance	4,408	26	6,345	15
Total impaired loans
Commercial and industrial	2,124	29	2,879	25
Commercial real estate	805	5	4,762	6
Residential real estate first mortgage	2,108	—	114	—
Residential real estate junior lien	193	—	201	—
Other revolving and installment	11	—	3	—
Total impaired loans	$5,241	$34	$7,959	$31

Loans with a carrying value of $1.4 billion as of September 30, 2022 and $1.2 billion as of December 31, 2021, were pledged to secure public deposits, and for other purposes required or permitted by law.

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

During the third quarter of 2022 and 2021, there were no loans modified as a TDR.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Banking	$34,854	$20,131
Retirement and benefit services	11,206	11,359
Total goodwill	$46,060	$31,490

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of September 30, 2022.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(24,920)	$16,503	$42,057	$(21,807)	$20,250
Core deposit intangible assets	7,592	(316)	7,276	—	—	—
Total intangible assets	$49,015	$(25,236)	$23,779	$42,057	$(21,807)	$20,250

Amortization of intangible assets was $1.3 million and $1.1 million for the three months ended September 30, 2022, and 2021, respectively. Amortization of intangible assets was $3.4 million and $3.3 million for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $372.5 million and $345.8 million as of September 30, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$2,064	$1,964	$1,880	$1,987
Additions	604	84	622	195
Amortization	(110)	(195)	(367)	(580)
(Impairment)/Recovery	222	(77)	645	174
Balance, end of period	$2,780	$1,776	$2,780	$1,776

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2022 and December 31, 2021. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Fair value of servicing rights	$2,780	$1,880
Weighted-average remaining term, years	20.6	20.3
Prepayment speeds	6.7%	14.2%
Discount rate	10.0%	9.5%

NOTE 8 Leases

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements:

		September 30,	December 31,
(dollars in thousands)		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,481	$3,727
Finance lease right-of-use assets	Land, premises and equipment, net	—	87
Total lease right-of-use assets		$3,481	$3,814
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$3,802	$4,275
Finance lease liabilities	Long-term debt	21	203
Total lease liabilities		$3,823	$4,478

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

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term, years
Operating leases	4.4	3.4
Finance leases	—	0.8
Weighted-average discount rate
Operating leases	2.7%	2.5%
Finance leases	7.8%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Lease costs
Operating lease cost	$425	$429	$1,250	$1,417
Variable lease cost	187	192	550	583
Short-term lease cost	188	89	276	172
Finance lease cost
Interest on lease liabilities	2	7	7	22
Amortization of right-of-use assets	29	29	87	87
Sublease income	(63)	(51)	(179)	(163)
Net lease cost	$768	$695	$1,991	$2,118
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$400	$411	$1,184	$1,372
Right-of-use assets obtained in exchange for new operating lease liabilities	1,065	—	1,452	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

	Finance	Operating
(dollars in thousands)	Leases	Leases
Twelve months ended
September 30, 2023	$21	$1,582
September 30, 2024	—	827
September 30, 2025	—	541
September 30, 2026	—	402
September 30, 2027	—	309
Thereafter	—	441
Total future minimum lease payments	$21	$4,102
Amounts representing interest	—	(300)
Total operating lease liabilities	$21	$3,802

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Noninterest-bearing	$905,228	$938,840
Interest-bearing
Interest-bearing demand	653,216	714,669
Savings accounts	101,820	96,825
Money market savings	1,079,520	937,305
Time deposits	222,027	232,912
Total interest-bearing	2,056,583	1,981,711
Total deposits	$2,961,811	$2,920,551

NOTE 10 Short-Term Borrowings

Short-term borrowings at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Fed funds purchased	$53,830	$—
FHLB Short-term advances	200,000	—
Total	$253,830	$—

The following table presents information related to short-term borrowings for the three and nine months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
(dollars in thousands)	2022	2021
Fed funds purchased
Balance as of end of period	$53,830	$—
Average daily balance	84,149	10
Maximum month-end balance	78,015	—
Weighted-average rate
During period	3.71%	—%
End of period	3.25%	—%
FHLB Short-term advances
Balance as of end of period	$200,000	$—
Average daily balance	168,750	—
Maximum month-end balance	200,000	—
Weighted-average rate
During period	1.71%	—%
End of period	3.20%	—%

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Fed funds purchased
Balance as of end of period	$53,830	$—
Average daily balance	55,527	3
Maximum month-end balance	117,350	—
Weighted-average rate
During period	2.47%	—%
End of period	3.25%	—%
FHLB Short-term advances
Balance as of end of period	$200,000	$—
Average daily balance	60,073	—
Maximum month-end balance	200,000	—
Weighted-average rate
During period	1.71%	—%
End of period	3.20%	—%

NOTE 11 Long-Term Debt

Long-term debt as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,526	Three-month LIBOR + 3.10%	6.74%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,289	Three-month LIBOR + 1.80%	5.09%	9/15/2036	9/15/2011
Finance lease liability	2,700	21	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,836

	December 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,492	Three-month LIBOR + 3.10%	3.32%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,238	Three-month LIBOR + 1.80%	2.00%	9/15/2036	9/15/2011
Finance lease liability	2,700	203	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,933

NOTE 12 Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of September 30, 2022 and December 31, 2021, respectively, was as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$785,745	$668,115
Standby letters of credit	11,414	10,529
Total	$797,159	$678,644

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of September 30, 2022. The Company had a $150 thousand letter of credit outstanding with the FHLB as of December 31, 2021. With the Bank of North Dakota, the Company had no letters of credit outstanding as of September 30, 2022 and December 31, 2021. Bank of North Dakota potential letters of credit were collateralized by loans pledged to the Bank of North Dakota in the amount of $224.0 million and $229.7 million as of September 30, 2022 and December 31, 2021, respectively.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2022, 922,010 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $351 thousand and $545 thousand for the three months ended September 30, 2022 and 2021, respectively. The compensation expense relating to awards under these plans was $1.4 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the activity in the stock plans for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022		2021
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	260,850	$21.04	325,030	$19.48
Granted	102,265	25.44	66,664	26.63
Vested	(107,370)	19.19	(101,108)	20.46
Forfeited or cancelled	(10,624)	23.71	—	—
Outstanding at end of period	245,121	$23.57	290,586	$20.77

As of September 30, 2022, there was $3.0 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,637	21.0%	$3,598	21.0%
Tax effect of:
Tax exempt income	(133)	(1.1)%	(134)	(0.8)%
State income taxes, net of federal benefits	406	3.2%	756	4.4%
Nondeductible items and other	30	0.2%	(156)	(0.9)%
Applicable income taxes	$2,940	23.3%	$4,064	23.7%

	Nine months ended September 30,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$7,906	21.0%	$10,993	21.0%
Tax effect of:
Tax exempt income	(372)	(1.0)%	(434)	(0.8)%
State income taxes, net of federal benefits	1,515	4.0%	2,407	4.6%
Nondeductible items and other	(496)	(1.3)%	(596)	(1.1)%
Applicable income taxes	$8,553	22.7%	$12,370	23.7%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$15,559	$7,906	$6,999
Total		$17,906	$15,559	$7,906	$6,999

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and nine months ended three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022		2021
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$109	$(146)	$—	$—
Total	$109	$(146)	$—	$—
(1)	The amortization expense for low income housing tax credit investments were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Nine months ended September 30,
	2022		2021
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$220	$(303)	$—	$—
Total	$220	$(303)	$—	$—
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 16 Segment Reporting

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended September 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$28,512	$—	$—	$393	$(589)	$28,316
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,723	16,597	4,852	3,782	56	27,010
Noninterest expense	19,990	6,130	1,576	4,483	10,588	42,767
Net income before taxes	$10,245	$10,467	$3,276	$(308)	$(11,121)	$12,559

	Nine months ended September 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$72,816	$—	$—	$1,660	$(1,711)	$72,765
Provision for loan losses	—	—	—	—	—	—
Noninterest income	4,602	50,536	15,726	14,751	91	85,706
Noninterest expense	48,303	21,160	5,062	14,712	31,585	120,822
Net income before taxes	$29,115	$29,376	$10,664	$1,699	$(33,205)	$37,649

	Three months ended September 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$21,168	$—	$—	$499	$(535)	$21,132
Provision for loan losses	(2,000)	—	—	—	—	(2,000)
Noninterest income	1,576	18,031	5,295	11,116	22	36,040
Noninterest expense	11,403	10,320	2,219	8,464	9,635	42,041
Net income before taxes	$13,341	$7,711	$3,076	$3,151	$(10,148)	$17,131

	Nine months ended September 30, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$64,236	$—	$—	$1,435	$(1,361)	$64,310
Provision for loan losses	(2,000)	—	—	—	—	(2,000)
Noninterest income	4,564	53,157	15,419	40,535	(6)	113,669
Noninterest expense	33,401	30,420	6,682	29,978	27,152	127,633
Net income before taxes	$37,399	$22,737	$8,737	$11,992	$(28,519)	$52,346

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, and COBRA recordkeeping and administration services. In addition, the division operates within each of the banking markets, as well as in Lansing, Michigan and Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The Mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota, as well as through the Banking office locations.

NOTE 17 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ended September 30, 2022 and 2021 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Net income	$9,619	$13,067	$29,096	$39,976
Dividends and undistributed earnings allocated to participating securities	90	196	312	628
Net income available to common shareholders	$9,529	$12,871	$28,784	$39,348
Weighted-average common shares outstanding for basic earnings per share	19,987	17,205	18,186	17,182
Dilutive effect of stock-based awards	243	294	245	306
Weighted-average common shares outstanding for diluted earnings per share	20,230	17,499	18,431	17,488
Earnings per common share:
Basic earnings per common share	$0.48	$0.75	$1.58	$2.29
Diluted earnings per common share	$0.47	$0.74	$1.56	$2.26

NOTE 18 Derivative Instruments

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives but are not designated as hedging instruments.

The Company did not have any derivatives designated as hedging instruments as of September 30, 2022 and December 31, 2021. The following table presents the amounts recorded in the Company’s consolidated balance sheets, for derivatives not designated as hedging instruments, as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$6,608	$43,784	$1,366	$44,826
Interest rate lock commitments	Other assets	—	—	1,507	52,316
Forward loan sales commitments	Other assets	10	333	490	13,418
TBA mortgage backed securities	Other assets	1,352	53,000	34	97,000
Total asset derivatives		$7,970	$97,117	$3,397	$207,560
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$6,608	$43,784	$1,368	$44,826
Interest rate lock commitments	Accrued expenses and other liabilities	134	22,636	—	—
Total liability derivatives		$6,742	$66,420	$1,368	$44,826

The gain (loss) recognized on derivative instruments for the three and nine months ended September 30, 2022 and 2021 was as follows:

		Three months ended		Nine months ended
	Consolidated Statements	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	of Income Location	2022	2021	2022	2021
Interest rate swaps	Other noninterest income	$1	$1	$2	$2
Interest rate lock commitments	Mortgage banking	(1,724)	(1,793)	(1,871)	(7,298)
Forward loan sales commitments	Mortgage banking	(532)	(499)	(480)	(2,061)
TBA mortgage backed securities	Mortgage banking	1,317	(690)	5,066	4,865
Total gain/(loss) from derivative instruments		$(938)	$(2,981)	$2,717	$(4,492)

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was zero at September 30, 2022 and $15 thousand at December 31, 2021. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

NOTE 19 Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at September 30, 2022 and December 31, 2021, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2022 and December 31, 2021:

	September 30, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$381,019	13.63%	$125,839	4.50%	$	N/A	N/A
Bank	363,457	13.01%	125,754	4.50%		181,645	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	389,834	13.94%	167,785	6.00%		N/A	N/A
Bank	363,457	13.01%	167,672	6.00%		223,563	8.00%
Total capital to risk weighted assets
Consolidated	470,802	16.84%	223,713	8.00%		N/A	N/A
Bank	394,425	14.11%	223,562	8.00%		279,454	10.00%
Tier 1 capital to average assets
Consolidated	389,834	10.82%	144,131	4.00%		N/A	N/A
Bank	363,457	11.12%	130,728	4.00%		163,410	5.00%

	December 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$314,628	14.65%	$96,647	4.50%	$	N/A	N/A
Bank	297,453	13.87%	96,538	4.50%		139,444	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	323,358	15.06%	128,862	6.00%		N/A	N/A
Bank	297,453	13.87%	128,718	6.00%		171,624	8.00%
Total capital to risk weighted assets
Consolidated	400,263	18.64%	171,816	8.00%		N/A	N/A
Bank	324,328	15.12%	171,624	8.00%		214,530	10.00%
Tier 1 capital to average assets
Consolidated	323,358	9.79%	132,112	4.00%		N/A	N/A
Bank	297,453	9.01%	132,039	4.00%		165,049	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2022, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2022, and December 31, 2021, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the nine months ended September 30, 2022, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 21 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,833	$—	$3,833
Mortgage backed securities
Residential agency	—	596,989	—	596,989
Commercial	—	65,283	—	65,283
Asset backed securities	—	35	—	35
Corporate bonds	—	62,970	—	62,970
Total available-for-sale investment securities	$—	$729,110	$—	$729,110
Other assets
Derivatives	$—	$7,970	$—	$7,970
Other liabilities
Derivatives	$—	$6,742	$—	$6,742

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,103	$—	$5,103
Mortgage backed securities
Residential agency	—	707,157	—	707,157
Commercial	—	90,913	—	90,913
Asset backed securities	—	54	—	54
Corporate bonds	—	50,422	—	50,422
Total available-for-sale investment securities	$—	$853,649	$—	$853,649
Other assets
Derivatives	$—	$3,397	$—	$3,397
Other liabilities
Derivatives	$—	$1,368	$—	$1,368

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$26,129	$—	$26,129	$—
Impaired loans	—	4,813	4,813	264
Foreclosed assets	—	904	904	—
Servicing rights	—	2,780	2,780	—

	December 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,490	$—	$46,490	$—
Impaired loans	—	2,469	2,469	283
Foreclosed assets	—	885	885	—
Servicing rights	—	1,880	1,880	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2022, and December 31, 2021, were as follows:

			September 30, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$4,813	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	904	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,780	100-136	112
		Discount rate		10.0%	10.0%

			December 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,469	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	885	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,880	161-327	237
		Discount rate		9.5%	9.5%

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

The following disclosures represent financial instruments in which the ending balances, as of September 30, 2022 and December 31, 2021, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	September 30, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$54,167	$54,167	$—	$—	$54,167
Investment securities held-to-maturity	326,410	—	273,306	—	273,306
Loans, net	2,287,263	—	—	2,256,887	2,256,887
Accrued interest receivable	11,256	11,256	—	—	11,256
Bank-owned life insurance	33,777	—	33,777	—	33,777
Financial Liabilities
Noninterest-bearing deposits	$905,228	$—	$905,228	$—	$905,228
Interest-bearing deposits	1,834,556	—	1,834,556	—	1,834,556
Time deposits	222,027	—	—	217,974	217,974
Short-term borrowings	253,830	253,830	—	—	253,830
Long-term debt	58,836	—	55,480	—	55,480
Accrued interest payable	1,405	1,405	—	—	1,405

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$242,311	$242,311	$—	$—	$242,311
Investment securities held-to-maturity	352,061	—	349,677	—	349,677
Loans, net	1,726,448	—	—	1,760,784	1,760,784
Accrued interest receivable	8,537	8,537	—	—	8,537
Bank-owned life insurance	33,156	—	33,156	—	33,156
Financial Liabilities
Noninterest-bearing deposits	$938,840	$—	$938,840	$—	$938,840
Interest-bearing deposits	1,748,799	—	1,748,799	—	1,748,799
Time deposits	232,912	—	—	232,970	232,970
Long-term debt	58,933	—	57,772	—	57,772
Accrued interest payable	1,674	1,674	—	—	1,674

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2022 and 2021. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risks associated with our business, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including rising rates of inflation;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;

●	potential impairment to the goodwill we recorded in connections with our past acquisitions;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	our ability to successfully manage liquidity risk;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
●	fluctuations in the values of the securities held in our securities portfolio, including as a result of rising interest rates;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies;

●	our ability to manage mortgage pipeline risk;
●	changes to U.S. or state tax laws, regulations and guidance, the new 1.0% excise tax on stock buybacks by publicly traded companies;
●	talent and labor shortages and employee turnover;
●	possible federal mask and vaccine mandates;
●	the impact of inflation and recent and anticipated interest rate increases on our clients;
●	our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Recent Developments

Acquisition of Metro Phoenix Bank

On July 1, 2022, the Company acquired MPB BHC, Inc. the bank holding company for Metro Phoenix Bank, headquartered in Phoenix, Arizona. The transaction included $270.4 million in loans and $353.7 million in deposits acquired from Metro Phoenix Bank.

Shareholder Dividend

On September 13, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.18 per common share. This dividend was paid out on October 14, 2022, to stockholders of record at the close of business on September 30, 2022.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2022	2021
Performance Ratios
Return on average total assets	1.02%	1.14%	1.62%	1.13%	1.71%
Return on average common equity	10.25%	11.93%	14.68%	11.27%	15.61%
Return on average tangible common equity (1)	13.89%	15.25%	18.13%	14.59%	19.44%
Noninterest income as a % of revenue	48.82%	56.20%	63.04%	54.08%	63.87%
Net interest margin (taxable-equivalent basis)	3.21%	2.98%	2.78%	3.02%	2.92%
Efficiency ratio (1)	74.76%	74.72%	71.49%	73.94%	69.69%
Average equity to average assets	9.95%	9.59%	11.07%	10.06%	10.97%
Net charge-offs/(recoveries) to average loans	0.07%	0.07%	(0.06)%	0.04%	0.01%
Dividend payout ratio	38.30%	34.62%	21.62%	33.33%	20.80%
Per Common Share
Earnings per common share - basic	$0.48	$0.53	$0.75	$1.58	$2.29
Earnings per common share - diluted	$0.47	$0.52	$0.74	$1.56	$2.26
Dividends declared per common share	$0.18	$0.18	$0.16	$0.52	$0.47
Book value per common share	$17.25	$17.75	$20.54
Tangible book value per common share (1)	$13.76	$14.93	$17.46
Average common shares outstanding - basic	19,987	17,297	17,205	18,186	17,182
Average common shares outstanding - diluted	20,230	17,532	17,499	18,431	17,488
Other Data
Retirement and benefit services assets under administration/management	$30,545,694	$31,749,157	$36,202,553
Wealth management assets under administration/management	$3,435,786	$4,147,763	$3,865,062
Mortgage originations	$229,901	$269,397	$415,792	$686,060	$1,479,243
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2021	2022	2021
Selected Average Balance Sheet Data
Loans	$2,262,361	$1,838,631	$1,820,871	$1,958,216	$1,884,308
Investment securities	1,116,458	1,164,625	869,421	1,165,414	778,307
Assets	3,743,154	3,258,655	3,190,877	3,431,212	3,119,819
Deposits	2,995,071	2,740,417	2,720,047	2,851,425	2,671,344
Fed funds purchased	84,149	81,506	10	55,527	3
Short-term borrowings	168,750	9,615	—	60,073	—
Long-term debt	58,843	58,876	58,968	58,875	48,002
Stockholders’ equity	372,274	312,515	353,196	345,192	342,344

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2022	2022	2021	2021
Selected Period End Balance Sheet Data
Loans	$2,318,231	$1,890,243	$1,758,020	$1,800,386
Allowance for loan losses	(30,968)	(31,373)	(31,572)	(32,066)
Investment securities	1,055,520	1,130,538	1,205,710	1,017,868
Assets	3,691,253	3,295,065	3,392,691	3,175,169
Deposits	2,961,811	2,619,550	2,920,551	2,713,088
Long-term debt	58,836	58,870	58,933	58,963
Total stockholders’ equity	344,839	307,158	359,403	353,195

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2021	2022	2021
Selected Income Statement Data
Net interest income	$28,316	$22,776	$21,132	$72,765	$64,310
Provision for loan losses	—	—	(2,000)	—	(2,000)
Noninterest income	27,010	29,226	36,040	85,706	113,669
Noninterest expense	42,767	39,984	42,041	120,822	127,633
Income before income taxes	12,559	12,018	17,131	37,649	52,346
Income tax expense	2,940	2,725	4,064	8,553	12,370
Net income	$9,619	$9,293	$13,067	$29,096	$39,976

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated:

	September 30,	June 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2021
Tangible common equity to tangible assets
Total common stockholders’ equity	$344,839	$307,158	$359,403	$353,195
Less: Goodwill	46,060	31,337	31,490	30,201
Less: Other intangible assets	23,779	17,511	20,250	22,593
Tangible common equity (a)	275,000	258,310	307,663	300,401
Total assets	3,691,253	3,295,065	3,392,691	3,175,169
Less: Goodwill	46,060	31,337	31,490	30,201
Less: Other intangible assets	23,779	17,511	20,250	22,593
Tangible assets (b)	3,621,414	3,246,217	3,340,951	3,122,375
Tangible common equity to tangible assets (a)/(b)	7.59%	7.96%	9.21%	9.62%
Tangible book value per common share
Total common stockholders’ equity	$344,839	$307,158	$359,403	$353,195
Less: Goodwill	46,060	31,337	31,490	30,201
Less: Other intangible assets	23,779	17,511	20,250	22,593
Tangible common equity (c)	275,000	258,310	307,663	300,401
Total common shares issued and outstanding (d)	19,987	17,306	17,213	17,208
Tangible book value per common share (c)/(d)	$13.76	$14.93	$17.87	$17.46

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2022	2022	2021	2022	2021
Return on average tangible common equity
Net income	$9,619	$9,293	$13,067	$29,096	$39,976
Add: Intangible amortization expense (net of tax)	1,046	832	860	2,710	2,628
Net income, excluding intangible amortization (e)	10,665	10,125	13,927	31,806	42,604
Average total equity	372,274	312,515	353,196	345,192	342,344
Less: Average goodwill	48,141	31,488	30,201	37,101	30,201
Less: Average other intangible assets (net of tax)	19,466	14,737	18,272	16,605	19,124
Average tangible common equity (f)	304,667	266,290	304,723	291,486	293,019
Return on average tangible common equity (e)/(f)	13.89%	15.25%	18.13%	14.59%	19.44%
Efficiency ratio
Noninterest expense	$42,767	$39,984	$42,041	$120,822	$127,633
Less: Intangible amortization expense	1,324	1,053	1,088	3,430	3,327
Adjusted noninterest expense (g)	41,443	38,931	40,953	117,392	124,306
Net interest income	28,316	22,776	21,132	72,765	64,310
Noninterest income	27,010	29,226	36,040	85,706	113,669
Tax-equivalent adjustment	112	100	115	306	392
Total tax-equivalent revenue (h)	55,438	52,102	57,287	158,777	178,371
Efficiency ratio (g)/(h)	74.76%	74.72%	71.49%	73.94%	69.69%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2022 was $9.6 million, or $0.47 per diluted common share, a $3.4 million, or 26.4%, decrease as compared to $13.1 million, or $0.74 per diluted common share, for the three months ended September 30, 2021. Net income decreased primarily due to a $9.0 million decrease in noninterest income and a $726 thousand increase in noninterest expense, partially offset by a $7.2 million increase in net interest.

Net income for the nine months ended September 30, 2022 was $29.1 million, or $1.56 per diluted common share, a $10.9 million, or 27.2%, decrease as compared to $40.0 million, or $2.26 per diluted common share, for the nine months ended September 30, 2021. The decrease in net income was primarily driven by a $28.0 million decrease in noninterest income, partially offset by an $8.5 million increase in net interest income and a $6.8 million decrease in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2022 and 2021.

Net interest income for the three months ended September 30, 2022 was $28.3 million, a $7.2 million, or 34.0%, increase from $21.1 million for the three months ended September 30, 2021. Net interest income increased primarily due to a $9.8 million increase in interest income, due to a $6.5 million increase in interest income received from loans, the result of a $270.4 million increase in loans from the acquisition of Metro Phoenix Bank. Partially offsetting the increase of interest income was a $2.5 million increase in interest expense, primarily due to a $1.5 million increase in interest paid on short-term borrowings. Short-term borrowings increased primarily as a result of seasonally lower deposit balances.

Net interest income for the nine months ended September 30, 2022 was $72.8 million, an increase of $8.5 million, or 13.1%, as compared to the $64.3 million for the nine months ended September 30, 2021. Net interest income increased primarily due to an $8.8 million increase on interest income received from investment securities, partially offset by a $2.9 million increase in interest expense, driven by a $1.8 million increase in interest expense paid on short-term borrowings. Interest income received from investment securities increased, primarily due to an increase in the balance of investment securities available-for-sale. Interest expense paid on short-term borrowings increased primarily as a result of lower deposit balances.

Our net interest margin (on a fully tax-equivalent, or FTE, basis) for the three months ended September 30, 2022 was 3.21%, compared to 2.78% for the same period in 2021. Excluding the acquisition of Metro Phoenix Bank, net interest margin was 3.04% for the third quarter of 2022. Net interest margin increased primarily due to a 69 basis point increase in the yield on interest earning assets, partially offset by a 38 basis point increase in the yield on interest-bearing liabilities. The rate earned on interest earning assets increased primarily due to increases of 186 basis points on the rate earned on interest-bearing deposits with banks, and 102 basis points on the rate earned on Federal Reserve/FHLB stock. The increase in the rate paid on interest-bearing liabilities was primarily due to an increase of 371 basis points in fed funds purchased, the result of a rising interest rate environment as well as seasonally lower deposit balances. Additionally, we saw increases of $441.5 million in average total loans and $275.0 million in average total deposits. Excluding the acquisition of Metro Phoenix Bank, average total loans increased $160.3 million and average total deposits decreased $52.0 million.

Our net interest margin (on a FTE basis) for the nine months ended September 30, 2022 was 3.02%, compared to 2.92% for the same period in 2021. Excluding the acquisition of Metro Phoenix Bank, net interest margin for the nine months ended September 30, 2022 was 2.95%. The increase in net interest margin was primarily due to a 19 basis point increase on the interest earning asset yield, partially offset by a 15 basis point increase on the rate paid on interest-bearing liabilities. The rate earned on interest earning assets increased primarily due to increases of 72 basis points on the rate earned on interest-bearing deposits with banks and 67 basis points earned on Federal Reserve/FHLB stock. The increase in the rate paid on interest-bearing liabilities was primarily driven by a 247 basis point increase in the interest rate paid on fed funds purchased.

As a result of the recent and expected increases in the target federal funds interest rate, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and nine months ended September 30, 2022 and 2021. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$72,157	$368	2.02%	$281,768	$114	0.16%
Investment securities (1)	1,116,458	6,204	2.20%	869,421	3,534	1.61%
Fed funds sold	21,893	131	2.37%	—	—	—%
Loans held for sale	27,032	282	4.14%	57,233	346	2.40%
Loans
Commercial:
Commercial and industrial	566,987	7,729	5.41%	544,811	6,803	4.95%
Real estate construction	70,545	996	5.60%	37,743	380	3.99%
Commercial real estate	807,505	8,279	4.07%	567,696	5,245	3.67%
Total commercial	1,445,037	17,004	4.67%	1,150,250	12,428	4.29%
Consumer
Residential real estate first mortgage	624,826	5,580	3.54%	487,699	4,077	3.32%
Residential real estate junior lien	140,664	1,918	5.41%	129,239	1,490	4.57%
Other revolving and installment	51,834	651	4.98%	53,683	602	4.45%
Total consumer	817,324	8,149	3.96%	670,621	6,169	3.65%
Total loans (1)	2,262,361	25,153	4.41%	1,820,871	18,597	4.05%
Federal Reserve/FHLB Stock	18,449	249	5.35%	6,505	71	4.33%
Total interest earning assets	3,518,350	32,387	3.65%	3,035,798	22,662	2.96%
Noninterest earning assets	224,804			155,079
Total assets	$3,743,154			$3,190,877
Interest-Bearing Liabilities
Interest-bearing demand deposits	$659,696	$211	0.13%	$692,873	$240	0.14%
Money market and savings deposits	1,180,576	1,202	0.40%	1,009,564	365	0.14%
Time deposits	234,459	439	0.74%	217,756	275	0.50%
Fed funds purchased	84,149	787	3.71%	10	—	—%
Short-term borrowings	168,750	729	1.71%	—	—	—%
Long-term debt	58,843	591	3.98%	58,968	535	3.60%
Total interest-bearing liabilities	2,386,473	3,959	0.66%	1,979,171	1,415	0.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	920,340			799,854
Other noninterest-bearing liabilities	64,067			58,656
Stockholders’ equity	372,274			353,196
Total liabilities and stockholders’ equity	$3,743,154			$3,190,877
Net interest income		$28,428			$21,247
Net interest rate spread			2.99%			2.68%
Net interest margin on FTE basis (1)			3.21%			2.78%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine months ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$68,811	$442	0.86%	$219,636	$227	0.14%
Investment securities (1)	1,165,414	18,255	2.09%	778,307	9,425	1.62%
Fed funds sold	7,378	131	2.37%	—	—	—%
Loans held for sale	27,864	689	3.31%	70,218	1,180	2.25%
Loans
Commercial:
Commercial and industrial	488,771	17,797	4.87%	615,310	21,780	4.73%
Real estate construction	52,212	1,839	4.71%	41,812	1,304	4.17%
Commercial real estate	670,854	19,378	3.86%	565,861	15,744	3.72%
Total commercial	1,211,837	39,014	4.30%	1,222,983	38,828	4.24%
Consumer
Residential real estate first mortgage	561,261	14,472	3.45%	468,395	12,371	3.53%
Residential real estate junior lien	132,968	4,829	4.86%	132,145	4,619	4.67%
Other revolving and installment	52,150	1,791	4.59%	60,785	1,989	4.37%
Total consumer	746,379	21,092	3.78%	661,325	18,979	3.84%
Total loans (1)	1,958,216	60,106	4.10%	1,884,308	57,807	4.10%
Federal Reserve/FHLB Stock	11,877	448	5.04%	6,273	205	4.37%
Total interest earning assets	3,239,560	80,071	3.30%	2,958,742	68,844	3.11%
Noninterest earning assets	191,652			161,077
Total assets	$3,431,212			$3,119,819
Interest-Bearing Liabilities
Interest-bearing demand deposits	$692,310	$637	0.12%	$678,015	$740	0.15%
Money market and savings deposits	1,089,137	1,943	0.24%	1,018,347	1,131	0.15%
Time deposits	224,603	914	0.54%	212,297	910	0.57%
Fed funds purchased	55,527	1,027	2.47%	3	—	—%
Short-term borrowings	60,073	767	1.71%	—	—	—%
Long-term debt	58,875	1,712	3.89%	48,002	1,361	3.79%
Total interest-bearing liabilities	2,180,525	7,000	0.43%	1,956,664	4,142	0.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	845,375			762,685
Other noninterest-bearing liabilities	60,120			58,126
Stockholders’ equity	345,192			342,344
Total liabilities and stockholders’ equity	$3,431,212			$3,119,819
Net interest income		$73,071			$64,702
Net interest rate spread			2.87%			2.83%
Net interest margin on FTE basis (1)			3.02%			2.92%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
	Compared with			Compared with
	Three Months Ended September 30, 2021			Nine months ended September 30, 2021
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(85)	$339	$254	$(158)	$373	$215
Investment securities	1,002	1,668	2,670	4,690	4,140	8,830
Loans held for sale	(183)	119	(64)	(713)	222	(491)
Loans
Commercial:
Commercial and industrial	277	649	926	(4,477)	494	(3,983)
Real estate construction	330	286	616	324	211	535
Commercial real estate	2,218	816	3,034	2,921	713	3,634
Total commercial	2,825	1,751	4,576	(1,232)	1,418	186
Consumer
Residential real estate first mortgage	1,148	355	1,503	2,452	(351)	2,101
Residential real estate junior lien	132	296	428	29	181	210
Other revolving and installment	(21)	70	49	(282)	84	(198)
Total consumer	1,259	721	1,980	2,199	(86)	2,113
Total loans	4,084	2,472	6,556	967	1,332	2,299
Federal Reserve/FHLB Stock	130	48	178	183	60	243
Total interest income	4,948	4,646	9,594	4,969	6,127	11,096
Interest-bearing liabilities
Interest-bearing demand deposits	(12)	(17)	(29)	16	(119)	(103)
Money market and savings deposits	60	777	837	79	733	812
Time deposits	21	143	164	52	(48)	4
Short-term borrowings	—	787	787	—	1,027	1,027
Long-term debt	(1)	57	56	308	43	351
Total interest expense	68	1,747	1,815	455	1,636	2,091
Change in net interest income	$4,880	$2,899	$7,779	$4,514	$4,491	$9,005

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

There was no provision expense recorded for the three and nine months ended September 30, 2022. This was compared to a $2.0 million reversal of provision expense recorded for the three and nine months ended September 30, 2021. Although management saw increases in overall loan volume, based on the reduction of previous adjustments for pandemic related qualitative factors, management concluded no need for additional provision.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Retirement and benefit services	$16,597	$18,031	$50,536	$53,157
Wealth management	4,852	5,295	15,726	15,419
Mortgage banking	3,782	11,116	14,751	40,535
Service charges on deposit accounts	377	357	1,152	1,025
Net gains (losses) on investment securities	—	11	—	125
Other	1,402	1,230	3,541	3,408
Total noninterest income	$27,010	$36,040	$85,706	$113,669
Noninterest income as a % of revenue	48.82%	63.04%	54.08%	63.87%

Total noninterest income for the three months ended September 30, 2022, was $27.0 million, a decrease of $9 million, or 25.1%, compared to $36.0 million for the three months ended September 30, 2021. The year over year decrease was primarily driven by decreases of $7.3 million in mortgage banking revenue, $1.4 million in retirement and benefit services revenue and $443 thousand in wealth management revenue. Mortgage banking revenue decreased primarily due to a $185.9 million, or 44.7%, decrease in mortgage originations, a result of the rising interest rate environment, and a 94 basis point decrease in the gain on sale margin. Retirement and benefit services revenue decreased primarily due to a $1.5 billion, or 21.5%, decrease in asset-based fees, the result of a $5.6 billion, or 15.6%, decrease in assets under administration/management. Wealth management revenue decreased primarily as a result of a $429.3 million decrease in assets under management, the result of an overall market value decrease.

Total noninterest income for the nine months ended September 30, 2022, was $85.7 million, a $28.0 million, or 24.6%, decrease compared to $113.7 million for the nine months ended September 30, 2021. The decrease in noninterest income was primarily driven by decreases of $25.8 million in mortgage banking revenue and $2.6 million in retirement and benefit services revenue, partially offset by a $307 thousand increase in wealth management revenue. Mortgage banking revenue decreased primarily due to a $793.2 million, or 53.6%, decrease in mortgage originations. Retirement and benefit services revenue decreased primarily due to a $2.6 million, or 12.5%, decrease in asset-based fees the result of the decrease in assets under administration/management. Wealth management revenue increased primarily due to a $469 thousand increase in blueprint fees.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which has begun to and will continue to adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue, which consists of net interest income plus noninterest income, was 48.8% for the three months ended September 30, 2022, compared to 63.0% for the three months ended September 30, 2021. The decrease was due to noninterest income decreasing 25.1%, while net interest income increased 34.0%.

Noninterest income as a percentage of total operating revenue was 54.1% for the nine months ended September 30, 2022, compared to 63.9% for the nine months ended September 30, 2021. The decrease was due to noninterest income decreasing 24.6%, while net interest income increased 13.1%.

See “NOTE 16 Segment Reporting” for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Compensation	$21,168	$23,291	$61,467	$71,298
Employee taxes and benefits	5,079	5,058	17,028	16,443
Occupancy and equipment expense	1,925	2,063	5,713	6,212
Business services, software and technology expense	5,373	5,332	15,082	15,266
Intangible amortization expense	1,324	1,088	3,430	3,327
Professional fees and assessments	3,126	1,503	6,913	4,484
Marketing and business development	890	865	2,304	2,310
Supplies and postage	588	549	1,806	1,583
Travel	291	174	826	236
Mortgage and lending expenses	409	1,231	1,577	3,762
Other	2,594	887	4,676	2,712
Total noninterest expense	$42,767	$42,041	$120,822	$127,633

Total noninterest expense for the three months ended September 30, 2022 was $42.8 million, a $726 thousand, or 1.7%, increase compared to $42.0 million for the three months ended September 30, 2021. The year over year increase in noninterest expense was primarily driven by increases of $1.7 million in other noninterest expense and $1.6 million in professional fees and assessments, partially offset by a $2.1 million decrease in compensation expense. Other noninterest expense increased primarily due to an $841 thousand increase in the provision for unused commitments, the result of new business generated within our real estate construction loans. Professional fees and assessments increased primarily due to a $1.8 million increase in merger and acquisition expenses associated with the acquisition of Metro Phoenix Bank. The year over year decrease in mortgage originations drove the overall decrease in compensation expense in the third quarter of 2022.

Total noninterest expense for the nine months ended September 30, 2022, was $120.8 million, a $6.8 million, or 5.3%, decrease compared to $127.6 million for the nine months ended September 30, 2021. The decrease in noninterest income was primarily due to decreases of $9.8 million in compensation expense and $2.2 million in mortgage and lending expenses, partially offset by a $2.4 million increase in professional fees and assessments. Both compensation expenses and mortgage and lending expenses decreased as a result of the decrease in mortgage originations. Professional fees and assessments increased primarily due to the $1.8 million increase in merger and acquisition expenses associated with the acquisition of Metro Phoenix Bank.

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

For the three months ended September 30, 2022, we recognized income tax expense of $2.9 million on $12.6 million of pre-tax income, resulting in an effective tax rate of 23.3%, compared to income tax expense of $4.1 million on $17.1 million of pre-tax income for the three months ended September 30, 2021, resulting in an effective tax rate of 23.7%.

For the nine months ended September 30, 2022, we recognized income tax expense of $8.6 million on $37.6 million of pre-tax income, resulting in an effective tax rate of 22.7%, compared to income tax expense of $12.4 million on $52.3 million of pre-tax income for the nine months ended September 30, 2021, resulting in an effective tax rate of 23.7%.

Financial Condition

Overview

Total assets were $3.7 billion as of September 30, 2022, an increase of $298.6 million, or 8.8%, as compared to December 31, 2021. The overall increase in total assets included an increase of $560.2 million in loans held for investment, partially offset by decreases of $188.1 million in cash and cash equivalents and $150.2 million in investment securities.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of September 30, 2022, the portfolio mix was 24.4% commercial and industrial, 35.4% commercial real estate, 34.2% residential real estate and 6.0% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial (1)	$564,655	24.4%	$436,761	24.8%	$127,894	29.3%
Real estate construction	89,215	3.8%	40,619	2.3%	48,596	119.6%
Commercial real estate	819,068	35.4%	598,893	34.1%	220,175	36.8%
Total commercial	1,472,938	63.6%	1,076,273	61.2%	396,665	36.9%
Consumer
Residential real estate first mortgage	649,818	28.0%	510,716	29.1%	139,102	27.2%
Residential real estate junior lien	143,681	6.2%	125,668	7.1%	18,013	14.3%
Other revolving and installment	51,794	2.2%	45,363	2.6%	6,431	14.2%
Total consumer	845,293	36.4%	681,747	38.8%	163,546	24.0%
Total loans	$2,318,231	100.0%	$1,758,020	100.0%	$560,211	31.9%
(1)	Included PPP loans of $2.9 million at September 30, 2022 and $33.6 million at December 31, 2021.

Total loans outstanding were $2.3 billion as of September 30, 2022, an increase of $560.2 million, or 31.9%, from December 31, 2021. The increase was primarily due to increases of $270.4 million in total loans acquired from Metro Phoenix Bank and $289.8 million in organic loan growth. Excluding loans acquired from Metro Phoenix Bank, the increases in organic loan growth included increases of $119.5 million in residential real estate first mortgages, $91.9 million in commercial real estate loans and $31.3 million in commercial and industrial loans. Excluding the loans acquired from Metro Phoenix Bank and PPP loans, commercial and industrial loans increased $62.0 million.

We anticipate that loan growth will slow down in future periods for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of the increasing interest rate environment and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2022:

	September 30, 2022
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$152,109	$233,223	$178,413	$910	$564,655
Real estate construction	47,538	31,473	8,582	1,622	89,215
Commercial real estate	23,752	304,615	441,000	49,701	819,068
Total commercial	223,399	569,311	627,995	52,233	1,472,938
Consumer
Residential real estate first mortgage	11,148	25,405	55,687	557,578	649,818
Residential real estate junior lien	9,618	23,722	33,729	76,612	143,681
Other revolving and installment	10,116	39,289	2,389	—	51,794
Total consumer	30,882	88,416	91,805	634,190	845,293
Total loans	$254,281	$657,727	$719,800	$686,423	$2,318,231
Loans with fixed interest rates:
Commercial
Commercial and industrial	$13,402	$201,315	$72,359	$119	$287,195
Real estate construction	28,411	12,346	5,262	—	46,019
Commercial real estate	20,601	226,380	245,213	13,755	505,949
Total commercial	62,414	440,041	322,834	13,874	839,163
Consumer
Residential real estate first mortgage	4,927	19,797	42,871	373,297	440,892
Residential real estate junior lien	2,529	6,571	12,897	4,417	26,414
Other revolving and installment	1,955	24,908	2,389	—	29,252
Total consumer	9,411	51,276	58,157	377,714	496,558
Total loans with fixed interest rates	$71,825	$491,317	$380,991	$391,588	$1,335,721
Loans with floating interest rates:
Commercial
Commercial and industrial	$138,707	$31,908	$106,054	$791	$277,460
Real estate construction	19,127	19,127	3,320	1,622	43,196
Commercial real estate	3,151	78,235	195,787	35,946	313,119
Total commercial	160,985	129,270	305,161	38,359	633,775
Consumer
Residential real estate first mortgage	6,221	5,608	12,816	184,281	208,926
Residential real estate junior lien	7,089	17,151	20,832	72,195	117,267
Other revolving and installment	8,161	14,381	—	—	22,542
Total consumer	21,471	37,140	33,648	256,476	348,735
Total loans with floating interest rates	$182,456	$166,410	$338,809	$294,835	$982,510

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

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 5 Loans and Allowance for Loan Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial	$5,008	$6,526
Real estate construction	—	—
Commercial real estate	9,158	13,602
Total commercial	14,166	20,128
Consumer
Residential real estate first mortgage	2,301	341
Residential real estate junior lien	675	770
Other revolving and installment	8	—
Total consumer	2,984	1,111
Total loans	$17,150	$21,239
Criticized loans as a percent of total loans	0.74%	1.21%

The following table presents information regarding nonperforming assets as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$4,303	$2,076
Accruing loans 90+ days past due	1,000	121
Total nonperforming loans	5,303	2,197
OREO and repossessed assets	904	885
Total nonperforming assets	6,207	3,082
Total restructured accruing loans	355	676
Total nonperforming assets and restructured accruing loans	$6,562	$3,758
Nonperforming loans to total loans	0.23%	0.12%
Nonperforming assets to total assets	0.17%	0.09%
Allowance for loan losses to nonperforming loans	584%	1,437%

Interest income lost on nonaccrual loans approximated $65 thousand and $85 thousand for the three months ended September 30, 2022 and 2021, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended September 30, 2022 and 2021.

Interest income lost on nonaccrual loans approximated $172 thousand and $197 thousand for the nine months ended September 30, 2022 and 2021, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2022 and 2021.

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance—beginning of period	$31,373	$33,764	$31,572	$34,246
Commercial loan charge-offs
Commercial and Industrial	(672)	(747)	(1,336)	(1,224)
Real estate construction	—	—	—	—
Commercial real estate	—	—	—	(536)
Total commercial loan charge-offs	(672)	(747)	(1,336)	(1,760)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	—	—
Other revolving and installment	(75)	(46)	(130)	(139)
Total consumer loan charge-offs	(75)	(46)	(130)	(139)
Total loan charge-offs	(747)	(793)	(1,466)	(1,899)
Commercial loan recoveries
Commercial and Industrial	105	1,052	321	1,497
Real estate construction	76	—	76	—
Commercial real estate	101	—	123	4
Total commercial recoveries	282	1,052	520	1,501
Consumer loan recoveries
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	7	16	221	113
Other revolving and installment	53	27	121	105
Total consumer loan recoveries	60	43	342	218
Total loan recoveries	342	1,095	862	1,719
Net loan charge-offs (recoveries)	405	(302)	604	180
Commercial loan provision
Commercial and Industrial	(845)	(825)	1,011	(1,378)
Real estate construction	378	92	473	21
Commercial real estate	1,335	(413)	(229)	(1,049)
Total commercial loan provision	868	(1,146)	1,255	(2,406)
Consumer loan provision
Residential real estate first mortgage	(584)	625	(941)	1,027
Residential real estate junior lien	(109)	6	(151)	(63)
Other revolving and installment	(75)	(32)	65	(196)
Total consumer loan provision	(768)	599	(1,027)	768
Unallocated provision expense	(100)	(1,453)	(228)	(362)
Total loan loss provision	—	(2,000)	—	(2,000)
Balance—end of period	$30,968	$32,066	$30,968	$32,066
Total loans	$2,318,231	$1,800,386	$2,318,231	$1,800,386
Average total loans	2,262,361	1,820,871	1,958,216	1,884,308
Allowance for loan losses to total loans	1.34%	1.78%	1.34%	1.78%
Net charge-offs/(recoveries) to average total loans (annualized)	0.07%	(0.06)%	0.04%	0.01%

The allowance for loan losses was $31.0 million as of September 30, 2022, compared to $31.6 million as of December 31, 2021. The $604 thousand increase was the result of $1.5 million in total charge-offs and no additional provision expense, partially offset by $862 thousand in recoveries. As of September 30, 2022, the allowance for loan losses represented 1.34% of total loans. Excluding the acquisition of loans from Metro Phoenix Bank the allowance for loans losses represented 1.51% of total loans.

The following table presents the allocation of the allowance for loan losses as of the dates presented:

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$8,921	24.4%	$8,925	24.8%
Real estate construction	1,332	3.8%	783	2.3%
Commercial real estate	12,270	35.4%	12,376	34.1%
Residential real estate first mortgage	5,591	28.0%	6,532	29.1%
Residential real estate junior lien	1,365	6.2%	1,295	7.1%
Other revolving and installment	537	2.2%	481	2.6%
Unallocated	952	—%	1,180	—%
Total loans	$30,968	100.0%	$31,572	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $2.9 million as of September 30, 2022.

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

The following table presents the fair value composition of our investment securities portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$3,833	0.4%	$5,103	0.4%
Mortgage backed securities
Residential agency	596,989	56.5%	707,157	58.7%
Commercial	65,283	6.2%	90,913	7.5%
Asset backed securities	35	—%	54	—%
Corporate bonds	62,970	6.0%	50,422	4.2%
Total available-for-sale investment securities	729,110	69.1%	853,649	70.8%
Held-to-maturity
Obligations of state and political agencies	138,664	13.1%	144,543	12.0%
Mortgage backed securities
Residential agency	187,746	17.8%	207,518	17.2%
Total held-to-maturity investment securities	326,410	30.9%	352,061	29.2%
Total investment securities	$1,055,520	100.0%	$1,205,710	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of September 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,370	3.01%	$2,463	2.19%
Mortgage backed securities
Residential agency	11	3.92%	2,963	2.42%	9,401	2.49%	584,614	1.78%
Commercial	—	—%	16,994	2.77%	7,828	2.82%	40,461	2.50%
Asset backed securities	—	—%	—	—%	11	5.45%	24	5.25%
Corporate bonds	—	—%	—	—%	62,970	3.86%	—	—%
Total available-for-sale investment securities	11	3.92%	19,957	2.72%	81,580	3.59%	627,562	1.83%
Held-to-maturity
Obligations of state and political agencies	6,742	1.22%	37,102	1.13%	58,557	1.90%	17,427	2.21%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	153,478	2.12%
Total held-to-maturity investment securities	6,742	1.22%	37,102	1.13%	58,557	1.90%	170,905	2.13%
Total investment securities	$6,753	1.23%	$57,059	1.69%	$140,137	2.88%	$798,467	1.89%

Deposits

Total deposits were $3.0 billion as of September 30, 2022, an increase of $41.3 million, or 1.4%, from December 31, 2021. Interest-bearing deposits increased $74.9 million while noninterest-bearing deposits decreased $33.6 million. The increase in total deposits was primarily due to a $353.7 million increase in deposits acquired from Metro Phoenix Bank. Excluding deposits acquired from Metro Phoenix Bank, deposits decreased $312.4 million, or 10.7%. The decrease was primarily driven by decreases of $129.8 million in noninterest-bearing deposits, $80.0 million in interest-bearing demand deposits, and $59.3 million in time deposits. Noninterest-bearing deposits decreased primarily due to a decrease in synergistic deposits. The decrease in interest-bearing demand deposits was the result of seasonally lower balances in public deposits. Time deposits decreased due to clients shifting balances to more liquid accounts. Synergistic deposits decreased $35.5 million from December 31, 2021 primarily due to year-end seasonally higher temporary balances from retirement plan terminations. Excluding synergistic deposits, commercial transaction deposits increased $103.8 million, or 8.2%, primarily due to the acquisition of Metro Phoenix Bank.

The following table presents the composition of our deposit portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$905,228	30.5%	$938,840	32.1%	$(33,612)	(3.6)%
Interest-bearing demand	653,216	22.1%	714,669	24.5%	(61,453)	(8.6)%
Money market and savings	1,181,340	39.9%	1,034,130	35.4%	147,210	14.2%
Time deposits	222,027	7.5%	232,912	8.0%	(10,885)	(4.7)%
Total deposits	$2,961,811	100.0%	$2,920,551	100.0%	$41,260	1.4%

The following table presents the average balances and rates of our deposit portfolio for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022		2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$845,375	—%	$799,854	—%
Interest-bearing demand	692,310	0.13%	692,873	0.14%
Money market and savings	1,089,137	0.40%	1,009,564	0.14%
Time deposits	224,603	0.74%	217,756	0.50%
Total deposits	$2,851,425	0.25%	$2,720,047	0.13%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding, as of September 30, 2022:

September 30,
(dollars in thousands)	2022
Maturing in:
3 months or less	$29,645
3 months to 6 months	24,627
6 months to 1 year	3,930
1 year or greater	2,787
Total	$60,989

Borrowings

Borrowings as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$53,830	17.2%	$—	—%
FHLB Short-term advances	200,000	64.0%	—	—%
Subordinated notes	50,000	16.0%	50,000	84.9%
Junior subordinated debentures	8,815	2.8%	8,730	14.8%
Finance lease liability	21	—%	203	0.3%
Total borrowed funds	$312,666	100.0%	$58,933	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity decreased $14.6 million, or 4.1%, to $344.8 million as of September 30, 2022, compared to $359.4 million as of December 31, 2021, primarily due to a $98.7 million increase in accumulated other comprehensive loss, attributable to rising interest rates, which resulted in a lower fair value in our investment securities available-for-sale, partially offset by a $61.8 million increase in our additional paid-in capital as a result of the of Metro Phoenix Bank acquisition. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.59% as of September 30, 2022, from 9.21% as of December 31, 2021. Common equity tier 1 capital to risk weighted assets decreased to 13.63% as of September 30, 2022, from 14.65% as of December 31, 2021.

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

At September 30, 2022 and December 31, 2021, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Capital Ratios	2022	2021
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.63%	14.65%
Tier 1 capital to risk weighted assets	13.94%	15.06%
Total capital to risk weighted assets	16.84%	18.64%
Tier 1 capital to average assets	10.82%	9.79%
Tangible common equity to tangible assets (1)	7.59%	9.21%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	13.01%	13.87%
Tier 1 capital to risk weighted assets	13.01%	13.87%
Total capital to risk weighted assets	14.11%	15.12%
Tier 1 capital to average assets	11.12%	9.01%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of September 30, 2022, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “Note 19 Regulatory Matters” to the consolidated financial statements for additional information.

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of September 30, 2022 and December 31, 2021, was as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$785,745	$668,115
Standby letters of credit	11,414	10,529
Total	$797,159	$678,644

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

As of September 30, 2022, we had on balance sheet liquidity of $778.9 million, compared to $1.1 billion as of December 31, 2021. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2022, we had $53.8 million federal funds purchased, $200.0 million in short-term borrowings from the FHLB and $809.9 million of collateral pledged to the FHLB. Based on this collateral, we were eligible to borrow up to $555.9 million from the FHLB. In addition, we can borrow up to $102.0 million through the unsecured lines of credit we have established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $738.3 million, as of September 30, 2022. Management believed that we had adequate resources to fund all of our commitments as of September 30, 2022 and December 31, 2021.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of the recent rise in inflation and rising interest rates could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrowers’ needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that we would take in response to both a short-term and long-term funding crisis.

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

The estimated impact on our net interest income as of September 30, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates is presented in the table below:

	September 30, 2022		December 31, 2021
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−13.4%	0.7%	−8.2%	−2.9%
+300 basis points	−10.1%	2.4%	−6.1%	−2.3%
+200 basis points	−6.8%	4.1%	−4.1%	−1.8%
+100 basis points	−3.3%	6.5%	−2.0%	−1.3%
−100 basis points	2.2%	8.3%	−10.6%	−15.7%
−200 basis points	1.5%	4.2%	N/A %	N/A %

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

The table below presents the change in the economic value of equity as of September 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	September 30,	December 31,
	2022	2021
+400 basis points	−25.7%	−26.0%
+300 basis points	−19.1%	−16.8%
+200 basis points	−12.4%	−8.2%
+100 basis points	−5.5%	−1.4%
−100 basis points	0.6%	−31.2%
−200 basis points	−10.1%	N/A %

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the third quarter of 2022:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July	—	$—	—	770,000
August	—	—	—	770,000
September	—	—	—	770,000
Total	—	$—	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended September 30, 2022, there were no shares repurchased under the Program.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Executive Severance Agreement by and between Alerus Financial Corporation and Missy Keney, dated July 25, 2022 – filed herewith.

10.2	Executive Severance Agreement by and between Alerus Financial Corporation and Jon Hendry, dated July 25, 2022 – filed herewith.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALERUS FINANCIAL CORPORATION

Date: November 3, 2022	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)