Form 10-K
period 2022-12-31
ALERUS FINANCIAL CORP
filed 2023-03-13
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to his management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2022, was approximately $389,265,666 (based on the closing price on The Nasdaq Capital Market on that date of $23.81). The number of shares of the registrant’s common stock outstanding at February 28, 2023 was 20,058,582.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 8, 2023.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risks associated with our business, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	fluctuations in the values of the securities held in our securities portfolio, including as a result of rising interest rates, which has resulted in unrealized losses in our portfolio;
●	the impact of economic or market conditions on our fee-based services
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including continued rising rates of inflation;
●	the overall health of the local and national real estate market;
●	our ability to implement our organic and acquisition growth strategies, including the integration of Metro Phoenix Bank, which we acquired in 2022;
●	potential impairment to the goodwill we recorded in connections with our past acquisitions, including the acquisition of Metro Phoenix Bank;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	our ability to successfully manage liquidity risk, including our need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	concentrations within our loan portfolio
●	the level of nonperforming assets on our balance sheet;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate, as well as the development and implementation of other alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	concentrations of large depositors;
●	our dependence on dividends from the Bank;
●	the effectiveness of our risk management framework;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	governmental monetary, trade and fiscal policies;
●	rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
●	our ability to manage mortgage pipeline risk;
●	changes to U.S. or state tax laws, regulations and guidance including the new 1.0% excise tax on stock buybacks by publicly traded companies;
●	talent and labor shortages and employee turnover;

●	our success at managing the risks involved with the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

As of December 31, 2022, we had $3.8 billion of total assets, $2.4 billion of total loans, $2.9 billion of total deposits, $356.9 million of stockholders’ equity, $32.1 billion of assets under administration/management in our retirement and benefit services segment, and $3.6 billion of assets under administration/management in our wealth management segment. For the year ended December 31, 2022, we had $812.3 million of mortgage originations.

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

Through One Alerus, we strive to provide each client with a primary point of contact—a trusted advisor—who takes the time to develop an in-depth understanding of the client’s needs and goals. Our advisors work holistically with clients in a guidance-based manner to proactively help them with their financial decisions. Our products and services include traditional bank offerings such as checking accounts, debit cards, savings accounts, personal and business loans, credit cards, online banking, mobile banking / wallet, private banking, deposit and payment solutions and mortgages, as well as fee income services such as individual retirement accounts, or IRAs, 401(k) rollovers, retirement planning, employer-sponsored plans, employee stock ownership plans, health savings account, or HSA, flex spending account, or FSA, administration and government health insurance program services, and wealth management services such as advisory, investment management and trust and fiduciary services. The advisor is equipped to tailor this diverse set of products and services to each client’s unique goals and is empowered to reach across our organization to bring the client in contact with product specialists as needed. One Alerus bridges the gaps between our business units with a focus on client advocacy. We believe the One Alerus initiative will enable us to achieve future organic growth by leveraging our existing client base and help us continue to provide strong returns to our stockholders.

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

On July 1, 2022, we completed our acquisition of MPB BHC, Inc., the holding company of Metro Phoenix Bank. The primary reasons for the acquisition were to expand the Company’s business in the Phoenix-Mesa-Scottsdale metropolitan statistical area, or Phoenix MSA, and grow the size of the Company’s business. As consideration for the merger, we issued $64.0 million in a stock-for-stock transaction. As a result of the acquisition, we acquired $270.4 million in loans and $353.7 million in deposits from Metro Phoenix Bank.

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

Deposits. We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide our major source of funds from individuals, businesses and local governments. As of December 31, 2022, core deposits totaled $2.9 billion or 98.3% of our total deposits. Our deposit portfolio includes synergistic deposits from our retirement and benefits services and wealth management segments. As of December 31, 2022, these synergistic deposits totaled $691.6 million. We also offer an HSA deposit program to attract low cost deposits. As of December 31, 2022, we had $166.2 million of HSA deposits which are included in the synergistic deposit total.

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

Retirement and Benefit Services

Our retirement and benefit services business offers retirement plan administration and investment advisory services, employee stock ownership plan, or ESOP, fiduciary services, HSA and other benefit services to clients on a nationwide basis. A breakdown of these services is as follows:

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

Mortgage

Our mortgage business offers first and second mortgage loans through a centralized mortgage unit located in Minneapolis, Minnesota, as well as through our banking office locations. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In 2022, approximately 88.3% of the loans made by our mortgage division were for the purchase of a residential property, compared to 11.7% for the refinance of an existing mortgage. We source most of our residential mortgage loans from the Minneapolis-St. Paul-Bloomington metropolitan statistical area, or the Twin Cities MSA, and for the year ended December 31, 2022, approximately 91.4% of the total mortgage loans were attributable to that market, compared to 5.4% attributable to the North Dakota market and 3.2% attributable to the Phoenix MSA. We believe there is an opportunity to expand our mortgage loan pipeline in these other markets, especially in the Phoenix MSA. Although we originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2022, we had mortgage loans held for sale of $9.5 million from the residential mortgage loans we originated. For the year ended December 31, 2022, our mortgage segment originated $812.3 million of mortgage loans.

Our Banking Market Areas

Our primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to our offices located in our banking markets, our retirement and benefit services business administers plans in all 50 states through offices located in Colorado, Michigan, and Minnesota.

North Dakota

Our corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with two other full-service banking offices located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. We believe this market is rich in low-cost, core deposits and is strengthened by the Bakken Oil region. We can use these low-cost, core deposits to fund loans in our higher-growth metropolitan markets.

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

Minnesota

We serve the Minnesota market through six full-service banking offices all located in the Twin Cities MSA. The Twin Cities MSA had total deposits of $232.4 billion as of June 30, 2022 and ranks as the 16th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment, and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

Arizona

We serve the Arizona market through our full-service banking offices located in Phoenix, Scottsdale and Mesa, Arizona. The Phoenix MSA had total deposits of $181.8 billion as of June 30, 2022 and ranks as the 20th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is a large and growing market, with a total population of approximately 4.9 million as of July 1, 2019, making it the 10th largest metropolitan statistical area in the United States. The Phoenix MSA is defined by attractive market demographics, including a large number of high- net- worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

Our National Market

Our retirement and benefit services business serves clients in all 50 states. We offer retirement and benefit services at all of our banking offices located in our three primary market areas. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. In addition, our National Market President oversees the development of the national market’s client base. Retirement and benefit services assets under administration/management, wealth management assets under administration/management, loans and deposits attributable to the National Market were $25.0 billion, $435.1 million, $58.8 million and $692.8 million, respectively, as of December 31, 2022, representing approximately 77.8%, 12.8%, 2.4% and 23.8%, respectively of our total retirement and benefit services assets under administration/management, wealth management assets under administration/management, loans and deposits as of that date.

Competition

The financial services industry is highly competitive, and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and record-keeping among others. We compete with other bank and nonbank institutions located within our market areas, along with competitors situated regionally, nationally, and others with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, credit unions, Fintech companies and digital asset service providers, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loans, deposits, and advisory services, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high-touch service offering, along with our sophisticated relationship-oriented approach sets us apart from our competitors.

Human Capital Resources

The Company and its subsidiaries employed a total of 837 employees as of December 31, 2022, of which approximately:

●	773 are full-time employees; and
●	64 are part-time employees.

Our workforce further breaks down into the following categories:

●	gender: male 281, female 556; and
●	ethnicity: 715 white, 122 identify as either Native American Indian, Asian, African American, Hispanic, Latino, or not specified.

The Company has four operating segments with the following employees:

●	Banking: 109 employees;
●	Mortgage: 97 employees;
●	Retirement and Benefits: 213 employees; and
●	Wealth Management: 23 employees.

The client service divisions include:

●	Sales and Service: 222 employees;
●	Client Service Center: 35 employees; and
●	Human Resources, Information Technology, Audit, Legal, Compliance, and the Executives staff areas: 138 employees.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or Regulatory Relief Act, eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms have been favorable to our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

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

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The United States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.

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

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal

Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2022: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We also remain in compliance with the capital conservation buffer of 2.5 % as of December 31, 2022.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the deposit insurance fund, or DIF, to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. Our defined business lines of Banking, Mortgage, Retirement and Benefits and Wealth Management are each subject to that authority. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

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

The Bank’s Retirement and Benefits and Wealth Management business segments are subject to separate examination as trust activities (generally on the same cycle as safety and soundness examinations). The OCC’s trust examinations evaluate compliance with applicable law, management ability, operations, internal controls, and auditing, earnings, compliance, and asset management. These business segments are subject to a multitude of state laws (trust law is a state concept) and federal laws to which the Bank and each individual account are subject. These include trust investment law, securities law, banking law, tax law, contract law, anti-money laundering requirements, environmental law, consumer protection law, criminal law, and the U.S. Department of the Treasury’s Office of Foreign Assets Control laws and regulations. The Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code are the primary sources of law governing the structure, administration, and operation of employee benefit plans. The U.S. Department of Labor is primarily responsible for administering and enforcing ERISA.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the Covid-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35 % by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter.  The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2022, the Bank paid supervisory assessments to the OCC totaling $497 thousand.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2023 are discussed under Item 1A - Risk Factors. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

Based on the Bank’s loan portfolio as of December 31, 2022, we did not exceed the guidelines for CRE lending.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Market and Interest Rate Risks

●	Interest rate risks associated with our business;
●	fluctuations in the values of the securities held in our securities portfolio; and
●	governmental monetary, trade and fiscal policies.

Credit Risks

●	Our ability to successfully manage credit risk and maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the CECL standard;
●	business and economic conditions in our market areas;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio; and
●	the level of nonperforming assets on our balance sheet.

Operational, Strategic and Reputational Risks

●	The impact of economic or market conditions on our fee-based services;
●	our ability to implement our organic and acquisition growth strategies;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions, including the acquisition of Metro Phoenix Bank;
●	our ability to continue to grow our retirement and benefit services business;

●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party services;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of LIBOR as well as the development and implementation of alternative reference rates;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	labor shortages;
●	any material weaknesses in our internal control over financial reporting; and
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, or other adverse external events.

Liquidity and Funding Risks

●	Our ability to successfully manage liquidity risk, including our need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	concentrations of large depositors; and
●	our dependence on dividends from the Bank.

Legal, Accounting and Compliance Risks

●	The effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	the extensive regulatory framework that applies to us; and
●	the impact of recent and future legislative and regulatory changes.

Market and Interest Rate Risks

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates, which are expected to continue to increase in 2023, may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are dependent, in part, on our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by our retirement and benefit services and wealth management businesses which may have a negative impact on our fee income. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

It is currently expected that during 2023, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to increase interest rates to reduce the rate of inflation. In 2022, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 0.00% to 0.25% to a range of 4.25% to 4.50%. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue in 2023. In February of 2023 the FOMC increased rates again by 0.25%. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

In addition, we could be prevented from increasing the interest rates we charge on loans or from maintaining the interest rates we offer on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which we compete. As of December 31, 2022, we had $861.0 million of non-maturity, noninterest bearing deposit accounts and $1.8 billion of non-maturity interest-bearing deposit accounts. Interest rates for interest-bearing accounts have, in recent periods, started to increase in response to a series of increases made by the Federal Reserve in the targeted fed funds rate in 2022 and market competition. We do not know what market rates will eventually be in 2023. We have started to offer higher interest rates to maintain current clients or attract new clients, and as a result, our interest expense has increased in recent periods and may increase further, perhaps materially. If we fail to offer interest at a sufficient level to keep these non-maturity deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2022, the fair value of our securities portfolio was approximately $1.0 billion, or 26.1% of our total assets. Factors beyond our control can significantly influence and cause potential adverse changes to the fair value of securities in our portfolio. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions and other factors, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

A large percentage of our investment securities classified as available-for-sale has fixed interest rates. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

At December 31, 2022, we had $183.3 million of unrealized losses in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 20 years, so we expect an increase in realized losses if interest rates continue to increase in 2023.

Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation.  The Federal Reserve is mandated to pursue the goals of maximum employment and price stability and, beginning in March 2022, it made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which is expected to continue in 2023.  This has helped drive a significant increase in prevailing interest rates and, while this will have a positive effect on our net interest income, it also harmed the value of our securities portfolio, which had $132.3 million in unrealized losses in our available-for-sale investment securities portfolio at December 31, 2022. This decline in value has negatively affected our tangible book value. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession.  As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

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

We establish and maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our loan portfolio and current market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us at such time. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market area. The actual amount of loan losses is affected by, among other things, changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. In addition, as a result of the implementation of CECL, the allowance for loan losses will reflect new or updated assumptions, model, and methods for estimating the allowance for loan losses to determine expected credit losses.

As of December 31, 2022, our allowance for loan losses as a percentage of total loans was 1.27% and as a percentage of total nonperforming loans was 820.9%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The CECL accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The new accounting standard for establishing the allowance for credit losses, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This standard became applicable to us on January 1, 2023. Under the revised methodology, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard requires the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The change will also likely increase the types of data we need to collect and analyze to determine the appropriate level of the allowance for credit losses. Any increase in our allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for credit losses and could result in the need for additional capital.

Utilizing objective and subjective factors, the Company now maintains, as of January 1, 2023, an allowance for credit losses, established through a provision for credit losses charged to expense, to cover its estimate of the current expected credit losses in its loan and securities portfolios. In determining the size of this allowance, the Company utilizes estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with its credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary, which would negatively impact our results of operations and financial condition. Any subsequent increase in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL standard may create more volatility in our level of allowance for credit losses and could result in the need for additional capital.

A decline in the business and economic conditions in our market areas could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in North Dakota, Minnesota and Arizona, although we also pursue business opportunities nationally. As of December 31, 2022, 97.6% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota and Arizona may affect our business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota or Arizona or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the assets under administration, or AUA, and assets under management, or AUM, of our retirement and benefit services and wealth management businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. Our business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 6.5% in 2022. Inflationary pressures are currently expected to continue into 2023. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest income, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2022, approximately 74.0% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, adverse weather events, including tornados, wildfires, flooding, and mudslides, can cause damage to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Commercial and industrial loans represented 23.9% of our total loan portfolio at December 31, 2022. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. In the current economic environment, the cumulative effects of rising inflation, labor shortages and supply chain constraints and the threat of a recession may adversely affect commercial and industrial loans, especially if general economic conditions worsen. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2022, we had $979.5 million of commercial real estate loans, consisting of $756.1 million of loans secured by nonfarm nonresidential properties, $87.8 million of loans secured by multifamily residential properties, $97.8 million of construction and land development loans and $37.8 million of loans secured by farmland. Commercial real estate loans represented 40.0% of our total loan portfolio and 289.5% of the Bank’s total capital at December 31, 2022. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 4.0% of our total loan portfolio as of December 31, 2022. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $679.6 million and $510.7 million, or 27.8% and 29.1%, of our loan portfolio at December 31, 2022 and 2021, respectively. These loans are secured primarily by properties located in the states of Minnesota, North Dakota and Arizona. These loans generally have lower yields relative to other loan categories within our loan portfolio. While these loans may possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, such as a decrease in collateral values and an increase in non-performing loans, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2022, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $3.8 million, or 0.16% of our total loan portfolio, and our nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned) totaled $3.8 million, or 0.10% of total assets. In addition, we had $5.0 million of accruing loans that were 31-89 days delinquent as of December 31, 2022.

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

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2022, our 10 largest borrowing relationships accounted for approximately 5.5% of our total loan portfolio. We have established an informal, internal limit on loans to one borrower, principal or guarantor, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2022, we had $30 thousand of foreclosed assets, which consisted of properties that we obtained through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

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

A significant portion of our revenue results from fee-based services provided by our retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2022, noninterest income represented approximately 52.7% of our total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from our retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants we provide retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If we are unable to maintain our number of plans, participants and AUA and AUM at historical or greater levels, our fee income derived from this business may decline. For example, in a typical year we expect to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations, mergers and acquisition activity. In 2022, we experienced outflows of $7.5 billion in our retirement and benefit services division partially offset by inflows of $5.7 billion.

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

While a key element of our business strategy is to grow our banking franchise and increase our market share through organic growth, we intend to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. For example, in the second quarter of 2022, we completed the acquisition of MPB BHC, Inc., holding company for Metro Phoenix Bank in Phoenix, Arizona. Although we intend to continue to grow our business through organic growth and strategic acquisitions, because certain of our market areas are comprised of mature, rural communities with limited population growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. However, we may not be able to identify suitable acquisition targets or even if we do, we may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within our existing business framework. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Our ability to execute on acquisition opportunities may require us to raise additional capital and to increase our capital position to support the growth of our franchise. It will also depend on market conditions over which we have no control. Moreover, certain acquisitions may require the approval of our bank regulators, and we may not be able to obtain such approvals on acceptable terms, if at all.

We may be adversely affected by risks associated with completed acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

In the third quarter of 2022, we completed the acquisition of MPB BHC, Inc., the holding company for Metro Phoenix Bank in Phoenix, Arizona. As with any acquisition, we may fail to realize some or all of the anticipated transaction benefits associated with the acquisition of Metro Phoenix Bank, including anticipated cost savings. Additionally, the integration of Metro Phoenix Bank requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the ongoing integration process for our acquisition of Metro Phoenix Bank is not completed successfully, we may not realize the anticipated economic benefits of the acquisition within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

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

In 2022, our retirement and benefit services business experienced outflows of AUA and AUM of $7.5 billion, due to withdrawals, client turnover, plan terminations, and mergers and acquisition activity. We believe this level of runoff is typical in the industry. To maintain and grow this business, we believe we need to be an active acquirer and seek to complete acquisitions of retirement administration providers if we are able to find quality acquisition opportunities. If we are unable to source a pipeline of potential acquisitions of companies that we determine are a good strategic fit for our Company, our retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our noninterest income could decrease.

We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions, market volatility or other factors beyond our control could adversely affect our ability to originate residential real estate loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income but could adversely impact the estimated fair value of our Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities. As a result of the current rising interest rate environment, we began to see in the second half of 2022 lower demand for mortgage loans and refinancing activity. In 2022, we originated $812.3 million of mortgage loans, compared to $1.8 billion in 2021. We expect this trend to continue in 2023 with additional rate increases expected to be made by the Federal Reserve.

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

In addition, a prolonged period of illiquidity in the secondary mortgage market, coupled with an increase in interest rates, could reduce the demand for residential mortgage loans and increase investor yield requirements for those loans. As a result, we may be at higher risk of retaining a larger portion of mortgage loans than in other environments until they are sold to investors. Any reduction of loan production volumes could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking, record-keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which are scheduled to stop reporting such information by June 30, 2023. It is not certain at this time the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR, or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

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

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, which consists of Katie Lorenson, our President and Chief Executive Officer, Alan Villalon, our Chief Financial Officer, Jim Collins, our Chief Banking and Revenue Officer, Missy Keney, our Chief Engagement Officer, Jon Hendry our Chief Technology Officer and Karin Taylor, our Chief Risk Officer. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market areas. The loss of any of the members of our executive management team or any of our other key personnel, including our client advisors, could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel and ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including the high employment levels and decreased labor force size and participation rates in recent periods. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by general macroeconomic factors, could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank junior in priority to all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2022, we had $50.0 million of subordinated notes payable and $8.8 million of junior subordinated debentures outstanding. In the first quarter of 2021, we redeemed our previously issued subordinated debt with a rate of 5.75% and issued new subordinated debt to the Bank of North Dakota with an initial fixed rate of 3.50%. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

The COVID-19 pandemic could continue to have adverse effects on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions.  Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

Our businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth management, trust and fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment and recent tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. There are also remaining concerns about the potential ongoing effects of the COVID-19 pandemic on international trade (including supply chains and export levels), travel, and employee productivity and other economic activities. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Further, a general economic slowdown could decrease the value of our AUA and AUM resulting in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

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

Competition in the retirement and benefit services and wealth management businesses is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management, wealth advisory and wealth management and trust firms in these areas. In addition, the record-keeping and administration industry is dominated by a small number of larger institutions that may charge fees that are lower than we charge for similar services. Our ability to successfully attract and retain retirement and benefit services and wealth management clients is dependent upon our ability to compete with competitors’ investment, advisory, fiduciary and recordkeeping products and services, levels of investment performance and marketing and distribution capabilities. If we are unable to compete effectively with other banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our noninterest income could decline, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as bonds, treasuries or stocks, as providing a better risk/return tradeoff. As a result of the current rising interest rate environment, total deposits declined in 2022, as customers deployed liquidity and sought higher yielding alternative investments, including higher rate deposit accounts offered by larger competitors. We expect this trend to continue in 2023 with additional rate increases expected to be made by the Federal Reserve. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest retirement and benefit services and wealth management clients, many of whom are also depositors. If clients, including our retirement and benefit services and wealth management clients, move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2022, we had pledged $260.7 million of investment securities for this purpose, which represented approximately 25.1% of our total securities portfolio. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve and the FHLB. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity. At December 31, 2022, our borrowed funds increased to $378.1 million, compared to zero at December 31, 2021. The increase included $225.0 million in FHLB advances and $153.1 million in federal funds purchased. As a result, our cost of funds increased and in 2022, as compared to 2021.

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

We supplement our core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2022, we had $225.0 million FHLB advances and $153.1 million of fed funds purchased from the FHLB. Our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2022, our advances from the FHLB were collateralized by $855.9 million of real estate loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2022, our 10 largest depositor relationships accounted for approximately 10.1% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their accounts. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on our debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2022, the Bank had the capacity to pay the Company a dividend of up to $99.4 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, financial condition, results of operations and growth prospects, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. We do not have any current plans, arrangements or understandings to make any additional acquisitions. In addition, our Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, our credit ratings, our ability to maintain a listing on Nasdaq and our financial condition and performance. In particular, if we need to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. If we fail to maintain an investment grade credit rating, it may adversely impact our ability to raise capital or incur additional debt. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including environmental social and governance (ESG) related disclosures, could require us to incur additional reporting expense. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

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

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting under the standards of the Public Company Accounting Oversight Board, or PCAOB, as of any balance sheet date reported in our financial statements as of December 31, 2022. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. The JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

The recent change in our independent registered public accounting firm could materially impact our financial statements.

On December 1, 2022, the Audit Committee of the Board of Directors of the Company approved the dismissal of CliftonLarsonAllen LLP (“CLA”), as the Company’s independent registered public accounting firm because CLA indicated that it would not stand for reappointment following completion of the audit of the Company’s consolidated financial statements for the year-ending December 31, 2022. On December 1, 2022, the Audit Committee approved the appointment of RSM, LLP (“RSM”) to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. RSM’s future audits of the Company’s financial statements may identify errors or omissions in our historical financial statements that were not previously identified and that could require us to restate previously issued financial statements or materially impact how we report our financial condition and results of operations going forward. If we have to restate any historical financial statements it could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2022, we had goodwill of $47.1 million, or 13.2% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted, and may continue to result in, increased costs of doing business, and may in the future, result in decreased revenues and net income, reduce our ability to compete effectively, to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in December 2019, the U.S. Congress enacted the Setting Every Community up for Retirement Enhancement, or SECURE Act. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. Many of the provisions of the SECURE Act were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. In addition, in December 2022, the U.S. Congress enacted the SECURE 2.0 Act of 2022, or SECURE 2.0, which built some of the provisions of the SECURE Act and made additional significant changes to provisions of existing law governing retirement plans and IRAs. Many of the provisions of SECURE 2.0 were effective immediately upon passage of SECURE 2.0 while other provisions are effective on later dates. Some of the changes in law made by the SECURE Act and SECURE 2.0 are complex and unclear in application. We cannot predict what impact the SECURE Act or SECURE 2.0 will ultimately have on our business. In addition, political developments, including changes in law introduced by the Biden administration in the United States in 2021 and 2022 add uncertainty to the implementation, scope and timing of regulatory reforms.

Our retirement and benefit services and wealth management businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.

Our retirement and benefit services and wealth management businesses are highly regulated, primarily at the federal level. The failure of any of our businesses that provide investment management or wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. We are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, or ERISA, to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Changes in these laws or regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2022, our net deferred tax asset was $42.4 million.

There is uncertainty surrounding potential legal, regulatory and policy changes by the Biden Administration in the United States that may directly affect financial institutions and the global economy.

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

As of December 31, 2022, the Bank did not exceed these guidelines.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our registration statement on Form S-1, which was declared effective by the SEC on September 12, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 401 Demers Avenue, Grand Forks, North Dakota 58201. In addition to our corporate headquarters, which includes a full service banking office, we operate two other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, one full-service banking office located in Northwood, North Dakota, six full-service banking offices located in the Twin Cities MSA, two full-service banking office located in the Phoenix MSA and one full-service banking office located in Mesa, Arizona. We offer retirement and benefits, wealth management and mortgage products and services at all of our full-service banking offices. In addition, we operate one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. We monitor client behavior and interactions with our banking and other offices, and in recent periods, we have shifted financial resources away from physical locations to technology solutions, as client demands continue to change. We have remodeled several locations to utilize our spaces in a more efficient manner. As of December 31, 2022, 7 of our office properties were owned and 11 of our office properties were leased.

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

Shareholders

As of February 28, 2023, the Company had 246 holders of record of the Company’s common stock and an estimated 1,373 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Stock Repurchase Plans

The following table presents information related to repurchases of our common stock for each calendar month in the fourth quarter of 2022.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
October 1-31, 2022	—	$—	—	770,000
November 1-30, 2022	—	—	—	770,000
December 1-31, 2022	—	—	—	770,000
Total	—	$—	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 18, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2022, with the cumulative return of the Nasdaq Composite Index and the total return of the SNL-U.S. Banks, Midwest Region Index. This comparison assumes $100.00 was invested on September 13, 2019, the date of our initial public offering, and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Total Return Performance

Index Value
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
09/13/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Alerus Financial Corporation
Nasdaq Composite Index
S&P U.S. Banks - Midwest Region Index

	September 13,	December 31,	December 31,	December 31,	December 31,
	2019	2019	2020	2021	2022
Alerus Financial Corporation	$100.00	$105.21	$129.70	$141.67	$116.32
Nasdaq Composite Index	100.00	109.73	157.62	191.34	131.19
S&P U.S. Banks - Midwest Region Index	100.00	107.90	91.77	122.56	105.77

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

In the first quarter of 2021, we issued subordinated debt to the Bank of North Dakota pursuant to a Subordinated Note Purchase Agreement, dated March 30, 2021 (the “Note Purchase Agreement”). Under the terms of the Subordinated Note Purchase Agreement, if an event of default has occurred (as defined in the Subordinated Note Purchase Agreement), we cannot, subject to certain exceptions outlined in the Note Purchase Agreement, pay any dividends to our stockholders until such event of default or failure to comply with said covenants is cured, without the prior written consent of the Bank of North Dakota.

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

None.

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

As of December 31, 2022, we had $3.8 billion of total assets, $2.4 billion of total loans, $2.9 billion of total deposits, $356.9 million of stockholders’ equity, $32.1 billion of AUA/AUM in our retirement and benefit services segment, and $3.6 billion of AUA/AUM in our wealth management segment. For the year ended December 31, 2022, we had $812.3 billion of mortgage originations.

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

Noninterest Income

Noninterest income primarily consists of the following:

●	Our retirement and benefit services business, which includes retirement plan administration, retirement plan investment advisory, HSA, ESOP, and other benefit services, is our Company’s largest source of noninterest income. Over half of our retirement and benefit services fees are transaction or participant-based fees and are impacted by the number of plans and participants. The remainder of noninterest income is based on the market value of the related AUA and AUM and impacted by the level of contributions, withdrawals, new business, lost business and fluctuation in market values.
●	Wealth management includes personal trust, investment and brokerage services. Our Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Mortgage noninterest income consists of gains on originating and selling mortgages and origination fees. Mortgage gains are primarily impacted by the level of originations, amount of loans sold, the type of loans sold and market conditions.
●	Service charges on deposit accounts are comprised of income generated through deposit account related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.

●	Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies we hold on to certain key employees, loan servicing income net of the related amortization, and any other income which does not fit within one of the specific noninterest income lines described above. Other noninterest income is generally impacted by business activities and level of transactions.

Noninterest Expense

Noninterest expense is comprised primarily of the following:

●	Compensation and employee taxes and benefits—include all forms of personnel related expenses including salary, commissions, incentive compensation, payroll related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, ESOP and other benefit related expenses. Compensation and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to owning and leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number and size of the locations we occupy.
●	Business services, software and technology—costs related to contracts with core system and third-party data processing providers, software and information technology services to support office activities and internal networks. We believe our technology spending enhances the efficiency of our employees and enables us to provide outstanding service to our clients. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of employees, clients and volume of transactions we have and the level of service we require from our third-party technology vendors.
●	Intangible amortization expense is the result of acquisitions of fee income and banking companies. Identified intangible assets with definite lives consist of client relationship intangibles and are amortized on a straight-line basis over the period representing the estimated remaining lives of the assets. The amount of expense is impacted by the timing of acquisitions and the estimated remaining lives of the assets.
●	Professional fees and assessments—costs related to legal, accounting, tax, consulting, personnel recruiting, directors fees, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned, or OREO, for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

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

Financial assets that are recorded at fair value on a recurring basis include investment securities available-for-sale and derivative financial instruments. As of December 31, 2022, and 2021, $723.7 million or 19.1% and $857.0 million, or 25.3%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities. The fair value of financial assets on a recurring basis are classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2022 and 2021, $6.3 million and $1.4 million, respectively representing less than 1% of our total liabilities in those years were classified as Level 2 of the fair value hierarchy. As of December 31, 2022, we had no fair value assets or liabilities classified in Level 3 of the fair value hierarchy.

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

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2022.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2022	2021	2020	2019	2018
Selected Income Statement Data
Net interest income	$99,729	$87,099	$83,846	$74,551	$75,224
Provision for loan losses	—	(3,500)	10,900	7,312	8,610
Noninterest income	111,223	147,387	149,371	114,194	102,749
Noninterest expense	158,770	168,909	163,799	142,537	136,325
Income before income taxes	52,182	69,077	58,518	38,896	33,038
Income tax expense	12,177	16,396	13,843	9,356	7,172
Net income	$40,005	$52,681	$44,675	$29,540	$25,866
Per Common Share Data
Earnings - basic	$2.12	$3.02	$2.57	$1.96	$1.88
Earnings - diluted	$2.10	$2.97	$2.52	$1.91	$1.84
Dividends declared	$0.70	$0.63	$0.60	$0.57	$0.53
Tangible book value per common share (1)	$14.37	$17.87	$16.00	$14.08	$10.68
Average shares outstanding - basic	18,640	17,189	17,106	14,736	13,763
Average shares outstanding - diluted	18,884	17,486	17,438	15,093	14,063
Selected Performance Ratios
Return on average total assets	1.14%	1.66%	1.61%	1.34%	1.21%
Return on average common equity	11.55%	15.22%	14.40%	12.78%	13.81%
Return on average tangible common equity (1)	15.09%	18.89%	17.74%	17.46%	21.02%
Noninterest income as a % of revenue	52.72%	62.86%	64.05%	60.50%	57.73%
Net interest margin (taxable-equivalent basis)	3.04%	2.90%	3.22%	3.65%	3.84%
Efficiency ratio (1)	72.86%	70.02%	68.40%	73.22%	73.80%
Dividend payout ratio	33.33%	21.21%	23.81%	29.84%	28.82%
Average equity to average assets	9.89%	10.89%	11.18%	10.45%	8.80%
Selected Balance Sheet Data - Period Ending
Loans (2)	$2,443,994	$1,758,020	$1,979,375	$1,721,279	$1,701,850
Allowance for loan losses	(31,146)	(31,572)	(34,246)	(23,924)	(22,174)
Investment securities	1,039,226	1,205,710	592,342	313,158	254,878
Assets	3,779,637	3,392,691	3,013,771	2,356,878	2,179,070
Deposits (3)	2,915,484	2,920,551	2,571,993	1,971,316	1,775,096
Long-term debt	58,843	58,933	58,735	58,769	58,824
Total stockholders’ equity (4)	356,872	359,403	330,163	285,728	196,954
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	0.02%	(0.04)%	0.03%	0.33%	0.18%
Nonperforming loans to total loans	0.16%	0.12%	0.26%	0.45%	0.41%
Nonperforming assets to total assets	0.10%	0.09%	0.17%	0.33%	0.33%
Allowance for loan losses to total loans	1.27%	1.80%	1.73%	1.39%	1.30%
Allowance for loan losses to nonperforming loans	820.93%	1,437.05%	674.13%	305.66%	318.45%
Other Data
Retirement and benefit services assets under administration/management	$32,122,520	$36,732,938	$34,199,954	$31,904,648	$27,812,149
Wealth management assets under administration/management	$3,582,648	$4,039,931	$3,338,594	$3,103,056	$2,626,815
Mortgage originations	$812,314	$1,836,064	$1,778,977	$946,441	$779,708
(1)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Excludes loans held for branch sale at 2018.
(3)	Excludes deposits held for sale at 2018.
(4)	Includes ESOP-owned shares.

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Tangible common equity to tangible assets
Total common stockholders’ equity	$356,872	$359,403	$330,163	$285,728	$196,954
Less: Goodwill	47,087	31,490	30,201	27,329	27,329
Less: Other intangible assets	22,455	20,250	25,919	18,391	22,473
Tangible common equity (a)	287,330	307,663	274,043	240,008	147,152
Total assets	3,779,637	3,392,691	3,013,771	2,356,878	2,179,070
Less: Goodwill	47,087	31,490	30,201	27,329	27,329
Less: Other intangible assets	22,455	20,250	25,919	18,391	22,473
Tangible assets (b)	3,710,095	3,340,951	2,957,651	2,311,158	2,129,268
Tangible common equity to tangible assets (a)/(b)	7.74%	9.21%	9.27%	10.38%	6.91%
Tangible book value per common share
Total common stockholders’ equity	$356,872	$359,403	$330,163	$285,728	$196,954
Less: Goodwill	47,087	31,490	30,201	27,329	27,329
Less: Other intangible assets	22,455	20,250	25,919	18,391	22,473
Tangible common equity (c)	287,330	307,663	274,043	240,008	147,152
Total common shares issued and outstanding (d)	19,992	17,213	17,125	17,050	13,775
Tangible book value per common share (c)/(d)	$14.37	$17.87	$16.00	$14.08	$10.68

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Return on average tangible common equity
Net income	$40,005	$52,681	$44,675	$29,540	$25,866
Add: Intangible amortization expense (net of tax)	3,756	3,460	3,129	3,224	3,664
Net income, excluding intangible amortization (e)	43,761	56,141	47,804	32,764	29,530
Average total equity	346,355	346,059	310,208	231,084	187,341
Less: Average goodwill	39,415	30,385	27,439	27,329	27,329
Less: Average other intangible assets (net of tax)	17,018	18,548	13,309	16,101	19,522
Average tangible common equity (f)	289,922	297,126	269,460	187,654	140,490
Return on average tangible common equity (e)/(f)	15.09%	18.89%	17.74%	17.46%	21.02%
Efficiency ratio
Noninterest expense	$158,770	$168,909	$163,799	$142,537	$136,325
Less: Intangible amortization expense	4,754	4,380	3,961	4,081	4,638
Adjusted noninterest expense (i)	154,016	164,529	159,838	138,456	131,687
Net interest income	99,729	$87,099	$83,846	$74,551	$75,224
Noninterest income	111,223	147,387	149,371	114,194	102,749
Tax-equivalent adjustment	429	492	455	347	462
Total tax-equivalent revenue (j)	211,381	234,978	233,672	189,092	178,435
Efficiency ratio (i)/(j)	72.86%	70.02%	68.40%	73.22%	73.80%

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2022 are compared to the results for the year ended December 31, 2021, and the consolidated financial condition of the Company as of December 31, 2022 is compared to December 31, 2021. Results of operations for the year ended December 31, 2021 compared to results for the year ended December 31, 2020, can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2021 annual report on Form 10-K filed with the SEC on March 11, 2022.

Summary

Net income for the year ended December 31, 2022, was $40.0 million, a decrease of $12.7 million, or 24.1%, compared to $52.7 million for the year ended December 31, 2021. Diluted earnings per common share were $2.10 in 2022, compared to $2.97 in 2021. Return on average total assets was 1.14% in 2022, compared to 1.66% for 2021. The decrease in net income was primarily driven by a $36.2 million decrease in noninterest income, partially offset by a $12.6 million increase in net interest income and a $10.1 million decrease in noninterest expense. Noninterest income decreased primarily due to a $31.6 million decrease in mortgage banking revenue, attributable to a decrease in mortgage originations. The increase in net interest income was primarily due to a $22.9 million increase in interest income, driven by a $11.8 million increase in interest income received from loans. The decrease in noninterest expense was primarily due to a $12.7 million decrease in compensation expense, driven by a decrease in mortgage incentives associated with the decrease in mortgage originations.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent, or FTE

Net interest income totaled $99.7 million in 2022, an increase of $12.6 million, or 14.5%, from 2021. Net interest margin increased 14 basis points to 3.04%, in 2022, from the 2.90% reported in 2021. The increase in net interest margin was primarily a result of a $22.9 million increase in interest income earned on interest earning assets, partially offset by a $10.3 million increase in interest expense paid on interest-bearing liabilities. The increase in interest earning assets was primarily driven by a $12.4 million increase in the interest income earned from loans due to a rising interest rate environment resulting from the Federal Reserve Bank raising short-term rates. Additionally, the average balance of total loans increased $200.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by an increase in organic loan growth as well as loans acquired from Metro Phoenix Bank. The interest expense paid on interest-bearing liabilities increased primarily due to a 26 basis point increase in the rate paid on interest-bearing deposits and a 284 basis point increase in the rate paid on fed funds purchased and short-term borrowings. The increase in interest expense paid on deposits was primarily due to deposit rate increases in a response to a highly competitive deposit environment. Additionally we saw a $63.3 million increase in the average balance of fed funds purchased and short-term borrowings as loan growth outpaced deposit growth in 2022.

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

	Year ended December 31,
	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$58,149	$586	1.01%	$222,916	$322	0.14%	162,616	$664	0.41%
Investment securities (1)	1,135,426	24,333	2.14%	864,273	14,172	1.64%	425,219	8,999	2.12%
Fed funds sold	7,313	192	2.63%	—	—	—%	—	—	—%
Loans held for sale	24,497	855	3.49%	65,968	1,494	2.26%	79,201	1,948	2.46%
Loans
Commercial:
Commercial and industrial	507,040	26,004	5.13%	579,002	28,445	4.91%	687,266	31,600	4.60%
Real estate construction	63,296	3,300	5.21%	41,751	1,712	4.10%	32,804	1,488	4.54%
Commercial real estate	713,102	29,632	4.16%	571,326	21,523	3.77%	523,219	21,884	4.18%
Total commercial	1,283,438	58,936	4.59%	1,192,079	51,680	4.34%	1,243,289	54,972	4.42%
Consumer
Residential real estate first mortgage	587,443	20,573	3.50%	477,621	16,575	3.47%	463,174	18,391	3.97%
Residential real estate junior lien	136,483	7,222	5.29%	131,412	6,093	4.64%	159,844	7,696	4.81%
Other revolving and installment	52,071	2,525	4.85%	57,574	2,537	4.41%	79,238	3,621	4.57%
Total consumer	775,997	30,320	3.91%	666,607	25,205	3.78%	702,256	29,708	4.23%
Total loans (1)	2,059,435	89,256	4.33%	1,858,686	76,885	4.14%	1,945,545	84,680	4.35%
Federal Reserve/FHLB Stock	13,824	784	5.67%	6,329	276	4.36%	5,846	266	4.55%
Total interest earning assets	3,298,644	116,006	3.52%	3,018,172	93,149	3.09%	2,618,427	96,557	3.69%
Noninterest earning assets	202,011			160,648			156,713
Total assets	$3,500,655			$3,178,820			$2,775,140
Interest-Bearing Liabilities
Interest-bearing demand deposits	$692,287	$1,516	0.22%	$697,276	$987	0.14%	$551,861	$1,624	0.29%
Money market and savings deposits	1,113,426	6,090	0.55%	1,023,677	1,500	0.15%	920,072	4,863	0.53%
Time deposits	221,997	1,563	0.70%	215,624	1,174	0.54%	203,413	2,356	1.16%
Fed funds purchased	63,296	1,554	2.46%	3	—	—%	80	—	—%
Short-term borrowings	89,932	2,785	3.10%	—	—	—%	—	—	—%
Long-term debt	58,864	2,340	3.98%	50,759	1,897	3.74%	58,742	3,413	5.81%
Total interest-bearing liabilities	2,239,802	15,848	0.71%	1,987,339	5,558	0.28%	1,734,168	12,256	0.71%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	851,821			784,998			673,676
Other noninterest-bearing liabilities	62,677			60,424			57,088
Stockholders’ equity	346,355			346,059			310,208
Total liabilities and stockholders’ equity	$3,500,655			$3,178,820			$2,775,140
Net interest income		$100,158			$87,591			$84,301
Net interest rate spread			2.81%			2.81%			2.98%
Net interest margin on FTE basis (1)			3.04%			2.90%			3.22%
(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0% .

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

	Year ended December 31, 2022			Year ended December 31, 2021
	Compared with			Compared with
	Year ended December 31, 2021			Year ended December 31, 2020
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(231)	$495	$264	$247	$(589)	$(342)
Investment securities	4,447	5,714	10,161	9,308	(4,135)	5,173
Loans held for sale	(937)	298	(639)	(326)	(128)	(454)
Loans
Commercial:
Commercial and industrial	(3,533)	1,092	(2,441)	(4,980)	1,825	(3,155)
Real estate construction	883	705	1,588	406	(182)	224
Commercial real estate	5,345	2,764	8,109	2,011	(2,372)	(361)
Total commercial	2,695	4,561	7,256	(2,563)	(729)	(3,292)
Consumer
Residential real estate first mortgage	3,811	187	3,998	574	(2,390)	(1,816)
Residential real estate junior lien	235	894	1,129	(1,368)	(235)	(1,603)
Other revolving and installment	(243)	231	(12)	(990)	(94)	(1,084)
Total consumer	3,803	1,312	5,115	(1,784)	(2,719)	(4,503)
Total loans	6,498	5,873	12,371	(4,347)	(3,448)	(7,795)
Federal Reserve/FHLB Stock	327	181	508	22	(12)	10
Total interest income	10,104	12,561	22,665	4,904	(8,312)	(3,408)
Interest-bearing liabilities
Interest-bearing demand deposits	(7)	536	529	422	(1,059)	(637)
Money market and savings deposits	135	4,455	4,590	549	(3,912)	(3,363)
Time deposits	34	355	389	142	(1,324)	(1,182)
Short-term borrowings	—	1,554	1,554	—	—	—
Long-term debt	303	140	443	(464)	(1,052)	(1,516)
Total interest expense	465	7,040	7,505	649	(7,347)	(6,698)
Change in net interest income	$9,639	$5,521	$15,160	4,255	$(965)	$3,290

Provision for Loan Losses

There was no provision for loan losses for the year ended December 31, 2022, compared to a $3.5 million reversal of provision for loan losses for the year ended December 31, 2021. Although management saw increases in loan volume, based on the reduction of previous adjustments for pandemic related qualitative factors, management concluded there was no need for additional provisions in 2022.

The provision for loan losses on off-balance sheet items, a component of “other expense” in our Consolidated Statements of Income, reflects management’s assessment of the adequacy of the allowance for loan losses on lending-related commitments. See “Financial Condition—Allowance for Loan Losses.”

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2022, 2021 and 2020

	Year ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Retirement and benefit services	$67,135	$71,709	$(4,574)	(6.4)%	$71,709	$60,956	$10,753	17.6%
Wealth management	20,870	21,052	(182)	(0.9)%	21,052	17,451	3,601	20.6%
Mortgage banking	16,921	48,502	(31,581)	(65.1)%	48,502	61,641	(13,139)	(21.3)%
Service charges on deposit accounts	1,434	1,395	39	2.8%	1,395	1,409	(14)	(1.0)%
Net gains (losses) on investment securities	—	125	(125)	(100.0)%	125	2,737	(2,612)	(95.4)%
Other	4,863	4,604	259	5.6%	4,604	5,177	(573)	(11.1)%
Total noninterest income	$111,223	$147,387	$(36,164)	(24.5)%	$147,387	$149,371	$(1,984)	(1.3)%
Noninterest income as a % of revenue	52.7%	62.9%			62.9%	64.1%

Total noninterest income decreased $36.2 million, or 24.5%, to $111.2 million in 2022, from $147.4 million for 2021. The decrease in noninterest income was primarily driven by decreases of $31.6 million in mortgage banking revenue and $4.6 million in retirement and benefit services revenue. Mortgage banking revenue decreased primarily as a result of a $1.0 billion, or 55.8%, decrease in mortgage originations, partially offset by a 47 basis point increase in the gain on sale margin. Retirement and benefit services revenue decreased primarily due to a $4.1 million decrease in asset-based fees, as assets under administration/management decreased $4.6 million from 2021.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 52.7% in 2022, down from 62.9% the prior year. The decrease in 2022 was due to a 24.5% decrease in noninterest income, partially offset by a 14.5% increase in net interest income.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Compensation	$80,656	$93,386	$(12,730)	(13.6)%	$93,386	$89,206	$4,180	4.7%
Employee taxes and benefits	21,915	22,033	(118)	(0.5)%	22,033	20,050	1,983	9.9%
Occupancy and equipment expense	7,605	8,148	(543)	(6.7)%	8,148	10,058	(1,910)	(19.0)%
Business services, software and technology expense	19,487	20,486	(999)	(4.9)%	20,486	19,135	1,351	7.1%
Intangible amortization expense	4,754	4,380	374	8.5%	4,380	3,961	419	10.6%
Professional fees and assessments	8,367	6,292	2,075	33.0%	6,292	4,834	1,458	30.2%
Marketing and business development	3,254	3,182	72	2.3%	3,182	3,133	49	1.6%
Supplies and postage	2,440	2,361	79	3.3%	2,361	2,174	187	8.6%
Travel	1,182	442	740	167.4%	442	359	83	23.1%
Mortgage and lending expenses	2,183	4,250	(2,067)	(48.6)%	4,250	5,707	(1,457)	(25.5)%
Other	6,927	3,949	2,978	75.4%	3,949	5,182	(1,233)	(23.8)%
Total noninterest expense	$158,770	$168,909	$(10,139)	(6.0)%	$168,909	$163,799	$5,110	3.1%

Total noninterest expense decreased $10.1 million, or 6.0%, to $158.8 million for the year ended December 31, 2022, from $168.9 million for 2021. The decrease in noninterest expense was primarily driven by a $12.7 million decrease in compensation expense, $2.1 million in mortgage and lending expenses, and a $999 thousand decrease in business services, software and technology expense, partially offset by increases of $3.0 million in other noninterest expense and $2.1 million in professional fees and assessments expenses. The decreases in compensation expense and mortgage and lending expenses were primarily driven by a decrease in mortgage incentives associated with the $1.0 billion, or 55.8%, decrease in mortgage originations. Business services, software and technology expense decreased primarily due to the timing of contract renewals. The increase in other noninterest expense was primarily due to a $1.1 million increase in charge-offs, a result of our payroll services divestiture. Professional fees and assessments expense increased due to merger related expenses associated with the acquisition of Metro Phoenix Bank.

Income Taxes

For the year ended December 31, 2022, we recognized income tax expense of $12.2 million on $52.2 million of pre-tax income resulting in an effective tax rate of 23.3%, a modest change as compared to the same period in 2021, in which we recognized an income tax expense of $16.4 million on $69.1 million of pre-tax income, resulting in an effective tax rate of 23.7%.

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

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 16 offices in North Dakota, Minnesota, and Arizona. These products and services are supported through various digital applications. The majority of our assets and liabilities are on the banking segment balance sheet.

The banking segment reported net income before taxes and indirect allocations of $39.3 million for the year ended December 31, 2022, a decrease of $12.3 million compared to 2021. The decrease was primarily driven by a $22.1 million increase in noninterest expense, partially offset by a $13.2 million increase in net interest income.

Retirement and Benefit Services

Retirement and benefit services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping and administration; investment fiduciary services to retirement plans; HSA, flex spending account, and government health insurance program recordkeeping and administration services to employers. The division services approximately 8,100 retirement plans and more than 384,800 plan participants. In addition, the division employs approximately 213 professionals, and operates within our banking markets as well as Lansing, Michigan, and Littleton, Colorado.

The retirement and benefit services segment reported net income before taxes and indirect allocations of $40.9 million for the year ended December 31, 2022, an increase of $9.4 million from $31.5 million for 2021. Revenue of $67.1 million, comprised of $23.8 million in asset-based revenue and $43.4 million in participant and transaction revenues, decreased $4.6 million or 6.4% primarily due to a $4.6 billion, or 12.6%, decrease in assets under administration/management.

The following table presents changes in the combined AUA and AUM for our retirement and benefit services segment for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
AUA & AUM balance beginning of period	$36,732,938	$34,199,954	$31,904,648
Acquired assets	—	—	1,258,382
Inflows (1)	5,735,604	5,589,925	4,829,449
Outflows (2)	(7,512,492)	(6,010,136)	(6,828,573)
Market impact (3)	(2,833,530)	2,953,195	3,036,048
AUA & AUM balance end of period	$32,122,520	$36,732,938	$34,199,954
Yield (4)	0.20%	0.20%	0.18%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment was $32.1 billion at December 31, 2022, a decrease of $4.6 billion, or 12.6%, compared to the total at December 31, 2021. The decrease was primarily driven by a decrease of $2.8 billion in market impact, driven by lower bond and equity markets, as well as outflows outpacing inflows by $1.8 billion.

Wealth Management

The wealth management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across our Company’s footprint.

Wealth management reported net income before taxes and indirect allocations of $14.9 million for the year ended December 31, 2022, an increase of $2.7 million, or 22.2%, from 2021. Noninterest expense decreased $2.9 million, or 32.6%, as compared to 2021, primarily due to a decrease of allocated expenses.

The following table presents changes in the wealth management combined AUA and AUM, disaggregated by product, for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Dimension balance beginning of period	$2,214,346	$1,754,647	$1,652,454
Inflows (1)	1,263,252	881,980	402,787
Outflows (2)	(1,326,374)	(623,324)	(539,485)
Market impact (3)	(253,464)	201,043	238,891
Dimension balance end of period	$1,897,760	$2,214,346	$1,754,647
Yield (4)(6)	0.48%	0.51%	0.49%
Blue Print balance beginning of period	$716,312	$569,936	$469,937
Inflows (1)	143,355	162,537	131,436
Outflows (2)	(115,458)	(89,829)	(83,142)
Market impact (3)	(108,542)	73,668	51,705
Blue Print balance end of period	$635,667	$716,312	$569,936
Yield (4)(6)	0.98%	0.97%	0.92%
Trust balance beginning of period	$279,584	$253,470	$290,677
Inflows (1)	73,446	259,790	194,897
Outflows (2)	(84,668)	(244,642)	(251,542)
Market impact (3)	(16,203)	10,966	19,438
Trust balance end of period	$252,159	$279,584	$253,470
Yield (4)(6)	0.70%	0.64%	0.57%
Total Wealth Management balance beginning of period	$3,210,242	$2,578,053	$2,413,068
Inflows (1)	1,480,053	1,304,307	729,120
Outflows (2)	(1,526,500)	(957,795)	(874,169)
Market impact (3)	(378,209)	285,677	310,034
Total Wealth Management balance end of period (5)	$2,785,586	$3,210,242	$2,578,053
Yield (4)(6)	0.61%	0.62%	0.59%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth management noninterest income divided by simple average ending balances.
(5)	Total wealth management does not include brokerage assets of $797.1 million, $829.7 million, and $760.5 million for the years ended December 31, 2022 and 2021, and 2020, respectively.
(6)	Yield does not include brokerage revenue of $2.6 million, $3.1 million, and $2.7 million for the years ended December 31, 2022 and 2021, and 2020, respectively.

AUA and AUM for the wealth management segment was $2.8 billion, excluding $797.1 million of brokerage assets, at December 31, 2022, a decrease of $424.7 million, or 13.2%, compared to the total at December 31, 2021. The decrease was driven by a $378.2 million decrease in market impact. Additionally, there was a $46.4 million decrease as outflows outpaced inflows in 2022, driven by lower bond and equity markets.

Mortgage

The mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota as well as through the banking office locations.

Mortgage reported net income before taxes and indirect allocations of $210 thousand for the year ended December 31, 2022, a decrease of $13.1 million, or 98.4%, from the $13.3 million reported in 2021. Mortgage noninterest income for 2022 of $48.5 million decreased $31.6 million, or 65.1%, from 2021. The decrease was primarily driven by a decrease in mortgage originations, partially offset by a $6.5 million increase in the change in fair value of the secondary market derivatives and a modest 41 basis point increase in the gain on sale margin.

Financial Condition

Overview

Total assets were $3.8 billion at December 31, 2022, an increase of $386.9 million, or 11.4%, compared to $3.4 billion at December 31, 2021. The increase in total assets was primarily due to an increase of $686.0 million in loans held for investment, partially offset by decreases of $184.1 million in cash and cash equivalents and $166.5 million in investment securities.

Investment Securities

The following table presents the carrying amount of our investment securities portfolio at the dates indicated:

	December 31, 2022		December 31, 2021		December 31, 2020
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$3,520	0.3%	$5,103	0.4%	$5,907	1.0%
Obligations of state and political agencies	—	—%	—	—%	153,773	26.0%
Mortgage backed securities
Residential agency	587,679	56.6%	707,157	58.7%	306,719	51.8%
Commercial	63,558	6.1%	90,913	7.5%	94,978	16.0%
Asset backed securities	34	—%	54	—%	115	—%
Corporate bonds	62,533	6.0%	50,422	4.2%	30,850	5.2%
Total available-for-sale investment securities	717,324	69.0%	853,649	70.8%	592,342	100.0%
Held-to-maturity
Obligations of state and political agencies	137,787	13.3%	144,543	12.0%	—	—%
Mortgage backed securities
Residential agency	184,115	17.7%	207,518	17.2%	—	—%
Total held-to-maturity investment securities	321,902	31.0%	352,061	29.2%	—	—%
Total investment securities	$1,039,226	100.0%	$1,205,710	100.0%	$592,342	100.0%

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

At December 31, 2022, total investment securities were $1.0 billion compared to $1.2 billion at December 31, 2021. Investment securities as a percentage of total assets were 27.5% and 35.5%, as of December 31, 2022 and December 31, 2021, respectively. The decrease in investment securities was primarily due to a $120.3 million increase in unrealized losses on our available-for-sale investment securities, a result of the rising interest rate environment. Securities with a carrying value of $260.7 million were pledged at December 31, 2022, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value loss on the available-for-sale investment portfolio as of December 31, 2022 was $132.2 million, as compared to a $6.6 million loss as of December 31, 2021. The increase is a result of the interest rate environment.

The investment portfolio is composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations, or CMOs, Corporate bonds and Municipal bonds.

As of December 31, 2022 and December 31, 2021 the Company held 85 tax-exempt state and local municipal securities totaling $40.9 million and held 94 tax-exempt state and local municipal securities totaling $49.4 million, respectively. Other than the aforementioned investments, at December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

As of December 31, 2022 and December 31, 2021, all of the available-for-sale debt securities in an unrealized loss position were investment grade. For the years ended December 31, 2022 and 2021, we evaluated all of our debt securities for credit impairment and determined there were no credit losses evident and we did not record any other-than-temporary impairment. Furthermore, we do not intend to sell and it is more likely than not that we will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis.

	Maturity as of December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$—	—%	$1,301	4.10%	$2,219	3.67%
Mortgage backed securities
Residential agency	4	3.34%	3,420	2.36%	8,059	2.60%	576,196	1.82%
Commercial	—	—%	16,443	2.77%	7,792	2.82%	39,323	2.50%
Asset backed securities	—	—%	—	—%	12	5.47%	22	5.15%
Corporate bonds	—	—%	—	—%	62,533	3.86%	—	—%
Total available-for-sale investment securities	4	3.34%	19,863	2.70%	79,697	3.64%	617,760	1.87%
Held-to-maturity
Obligations of state and political agencies	6,522	1.26%	37,146	1.13%	59,138	1.90%	17,245	2.21%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	150,861	2.18%
Total held-to-maturity investment securities	6,522	1.26%	37,146	1.13%	59,138	1.90%	168,106	2.19%
Total investment securities	$6,526	1.26%	$57,009	1.68%	$138,835	2.89%	$785,866	1.94%

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

Loans outstanding, by type, as of the dates presented are as follows:

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
		Percent of		Percent of		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Commercial
Commercial and industrial (1)	$583,876	23.9%	$436,761	24.8%	$691,858	35.0%	$479,144	27.8%	$510,706	30.0%
Real estate construction	97,810	4.0%	40,619	2.3%	44,451	2.2%	26,378	1.5%	18,965	1.1%
Commercial real estate	881,670	36.0%	598,893	34.1%	563,007	28.5%	494,703	28.8%	439,963	25.9%
Total commercial	1,563,356	63.9%	1,076,273	61.2%	1,299,316	65.7%	1,000,225	58.1%	969,634	57.0%
Consumer
Residential real estate first mortgage	679,551	27.8%	510,716	29.1%	463,370	23.4%	457,155	26.6%	448,143	26.3%
Residential real estate junior lien	150,479	6.2%	125,668	7.1%	143,416	7.2%	177,373	10.3%	188,855	11.1%
Other revolving and installment	50,608	2.1%	45,363	2.6%	73,273	3.7%	86,526	5.0%	95,218	5.6%
Total consumer	880,638	36.1%	681,747	38.8%	680,059	34.3%	721,054	41.9%	732,216	43.0%
Total loans	$2,443,994	100.0%	$1,758,020	100.0%	$1,979,375	100.0%	$1,721,279	100.0%	$1,701,850	100.0%
(1)	Includes PPP loans of $737 thousand as of December 31, 2022 and $33.6 million as of December 31, 2021.

Total loans outstanding were $2.4 billion as of December 31, 2022, an increase of $686.0 million, or 39.0%, from December 31, 2021. The increase in total loans was primarily due to increases of $415.6 million in organic loan growth and $270.4 million in loans acquired from Metro Phoenix Bank. Excluding loans acquired from Metro Phoenix Bank, the increases in organic loan growth included increases of $154.5 million in commercial real estate, $149.2 million in residential real estate first mortgages and $50.5 million in commercial and industrial loans. Excluding PPP loans and loans acquired from Metro Phoenix Bank, commercial and industrial loans increased $83.4 million.

Our loan portfolio is highly diversified. As of December 31, 2022, approximately 23.9% of loans outstanding were commercial and industrial, while 36.0% of loans outstanding were commercial real estate, and 34.0% of loans outstanding were residential real estate. The commercial lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at December 31, 2022: real estate (39%), retail trade (8%), accommodation and food services (6%), wholesale trade (5%), manufacturing (5%), healthcare (4%), finance & insurance (4%),construction (3%), professional services (3%), agriculture, forestry, fishing and hunting (3%), management of companies (2%), transportation (2%), and educational services (1%). A variety of other industries with less than a 1% share of the total portfolio comprise the remaining 15%. The loan portfolio is also diversified by market distribution with 49.1% of the portfolio in the Twin Cities MSA, 31.1% in the eastern North Dakota cities of Grand Forks and Fargo, 17.4% in the Phoenix MSA and 2.4% in our national market, as of December 31, 2022.

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

Our consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. Volume in this portion of the loan portfolio increased over the last few years due to low long-term interest rates and comparatively stable real estate valuations in our primary markets. As of December 31, 2022, our consumer mortgage portfolio was $830.0 million which was a $193.6 million, or 30.4%, increase from $636.4 million as of December 31, 2021. Market interest rates, expected duration, and our overall interest rate sensitivity profile continue to be the most significant factors in determining whether we choose to retain versus sell portions of new consumer mortgage originations.

The combined total of general-purpose business lending to commercial, industrial, non-profit and municipal customers, mortgages on commercial property and dealer floor plan financing is characterized as commercial lending activity. As of December 31, 2022, the commercial loan portfolio was $1.6 billion, an increase of $487.1 million, or 45.3%, from $1.1 billion as of December 31, 2021. The increase was primarily due to a $57.2 million increase in real estate construction loans, attributable to the acquisition of Metro Phoenix Bank as well as an increase in organic loan growth due to our expanded commercial lending team. Highly competitive conditions continue to prevail in the small and middle market commercial segments in which we primarily operate. We maintain a commitment to generating growth in our business portfolio in a manner that adheres to our twin goals of maintaining strong asset quality and producing profitable margins. We continue to invest in additional personnel, technology, and business development resources to further strengthen our capabilities in this important product category.

Consistent with regulatory guidance urging banks to work with borrowers during this unprecedented situation, the Company offered a payment deferral program for its lending clients that have been adversely affected by COVID-19. These deferrals were generally no more than 90 days in duration. As of December 31, 2022, only one loan with an outstanding principal balance of $268 thousand remains on deferral. In accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020, these short-term deferrals were not considered TDRs. See “Note 6 Loans and Allowance for Loan Losses” to the consolidated financial statements for additional information regarding TDRs.

The following table shows the maturities and sensitivity to interest rates for the loan portfolio as of December 31, 2022:

	December 31, 2022
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$167,942	$247,074	$168,860	$—	$583,876
Real estate construction	49,014	37,476	9,494	1,826	97,810
Commercial real estate	24,414	327,829	467,281	62,146	881,670
Total commercial	241,370	612,379	645,635	63,972	1,563,356
Consumer
Residential real estate first mortgage	7,948	26,075	54,110	591,418	679,551
Residential real estate junior lien	9,577	25,336	33,896	81,670	150,479
Other revolving and installment	10,264	37,945	2,399	—	50,608
Total consumer	27,789	89,356	90,405	673,088	880,638
Total loans	$269,159	$701,735	$736,040	$737,060	$2,443,994
Loans with fixed interest rates:
Commercial
Commercial and industrial	$12,758	$205,354	$77,922	$—	$296,034
Real estate construction	16,306	17,500	5,839	—	39,645
Commercial real estate	19,547	238,737	284,629	17,799	560,712
Total commercial	48,611	461,591	368,390	17,799	896,391
Consumer
Residential real estate first mortgage	3,420	20,862	41,805	385,434	451,521
Residential real estate junior lien	2,102	5,883	13,193	5,406	26,584
Other revolving and installment	3,319	23,665	2,399	—	29,383
Total consumer	8,841	50,410	57,397	390,840	507,488
Total loans with fixed interest rates	$57,452	$512,001	$425,787	$408,639	$1,403,879
Loans with floating interest rates:
Commercial
Commercial and industrial	$155,184	$41,720	$90,938	$—	$287,842
Real estate construction	32,708	19,976	3,655	1,826	58,165
Commercial real estate	4,867	89,092	182,652	44,347	320,958
Total commercial	192,759	150,788	277,245	46,173	666,965
Consumer
Residential real estate first mortgage	4,528	5,213	12,305	205,984	228,030
Residential real estate junior lien	7,475	19,453	20,703	76,264	123,895
Other revolving and installment	6,945	14,280	—	—	21,225
Total consumer	18,948	38,946	33,008	282,248	373,150
Total loans with floating interest rates	$211,707	$189,734	$310,253	$328,421	$1,040,115

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

Criticized loans represent loans that are categorized as special mention, substandard, and doubtful. The following table presents criticized loans by type as of December 31, 2022, 2021, and 2020:

	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020
Commercial
Commercial and industrial	$25,182	$6,526	$22,256
Real estate construction	262	—	—
Commercial real estate	8,400	13,602	29,274
Total commercial	33,844	20,128	51,530
Consumer
Residential real estate first mortgage	808	341	2,149
Residential real estate junior lien	632	770	2,955
Other revolving and installment	1	—	37
Total consumer	1,441	1,111	5,141
Total loans	$35,285	$21,239	$56,671
Criticized loans as a percent of total loans	1.44%	1.21%	2.86%

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans (1)	$3,794	$2,076	$5,050	$7,379	$6,963
Accruing loans 90+ days past due	—	121	30	448	—
Total nonperforming loans	3,794	2,197	5,080	7,827	6,963
OREO and repossessed assets	30	885	63	8	204
Total nonperforming assets	3,824	3,082	5,143	7,835	7,167
Total restructured accruing loans	151	676	3,427	957	823
Total nonperforming assets and restructured accruing loans	$3,975	$3,758	$8,570	$8,792	$7,990
Nonperforming loans to total loans	0.16%	0.12%	0.26%	0.45%	0.41%
Nonperforming assets to total assets	0.10%	0.09%	0.17%	0.33%	0.34%
Allowance for loan losses to nonperforming loans	821%	1,437%	674%	306%	318%
(1)	Nonaccrual loans included nonperforming TDRs of $0.8 million, $0.7 million, $0.0 million, $0.0 million, and $0.2 million at the respective dates indicated above.

The allowance for loan losses to nonperforming loans ratio decreased 616 basis points from December 31, 2022. The decrease was primarily the result of a decrease in the allowance for loan losses, due to no provision expense for the year ended December 31, 2022 and $3.5 million of provision reversal in 2021.

Interest income lost on nonaccrual loans approximated $155 thousand, $183 thousand, and $545 thousand for the years ended December 31, 2022, 2021 and 2020. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2022, 2021 and 2020.

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

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The expense for provision for unfunded commitments was $1.1 million for the year ended December 31, 2022 compared to $159 thousand for the year ended December 31, 2021.

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Balance—beginning of period	$31,572	$34,246	$23,924	$22,174	$16,564
Commercial loan charge-offs
Commercial and Industrial	(1,396)	(1,230)	(4,249)	(6,540)	(3,123)
Real estate construction	—	—	—	(1)	(60)
Commercial real estate	—	(536)	(865)	—	(600)
Total commercial loan charge-offs	(1,396)	(1,766)	(5,114)	(6,541)	(3,783)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—	(29)
Residential real estate junior lien	—	—	(12)	(465)	(133)
Other revolving and installment	(153)	(156)	(242)	(572)	(308)
Total consumer loan charge-offs	(153)	(156)	(254)	(1,037)	(470)
Total loan charge-offs	(1,549)	(1,922)	(5,368)	(7,578)	(4,253)
Commercial loan recoveries
Commercial and Industrial	461	1,660	4,352	1,470	750
Real estate construction	76	—	—	3	2
Commercial real estate	134	822	97	150	81
Total commercial recoveries	671	2,482	4,449	1,623	833
Consumer loan recoveries
Residential real estate first mortgage	—	—	5	—	—
Residential real estate junior lien	282	123	207	232	207
Other revolving and installment	170	143	129	161	213
Total consumer loan recoveries	452	266	341	393	420
Total loan recoveries	1,123	2,748	4,790	2,016	1,253
Net loan charge-offs (recoveries)	426	(826)	578	5,562	3,000
Commercial loan provision
Commercial and Industrial	1,168	(1,710)	(2,168)	5,213	6,911
Real estate construction	587	125	355	51	(35)
Commercial real estate	178	(2,015)	8,185	259	1,889
Total commercial loan provision	1,933	(3,600)	6,372	5,523	8,765
Consumer loan provision
Residential real estate first mortgage	(763)	758	4,321	292	(226)
Residential real estate junior lien	(288)	(201)	507	99	(171)
Other revolving and installment	30	(259)	514	383	(24)
Total consumer loan provision	(1,021)	298	5,342	774	(421)
Unallocated provision expense	(912)	(198)	(814)	1,015	266
Total loan loss provision	—	(3,500)	10,900	7,312	8,610
Balance—end of period	$31,146	$31,572	$34,246	$23,924	$22,174
Total loans	$2,443,994	$1,758,020	$1,979,375	$1,721,279	$1,701,850
Average total loans	2,059,435	1,858,686	1,945,545	1,706,979	1,677,884
Allowance for loan losses to total loans	1.27%	1.80%	1.73%	1.39%	1.30%
Net charge-offs/(recoveries) to average total loans (annualized)	0.02%	(0.04)%	0.03%	0.33%	0.18%

The allowance for loan losses was $31.1 million at December 31, 2022, compared to $31.6 million at December 31, 2021. The $426 thousand decrease in the allowance for loan losses was due to $426 thousand in net charge-offs and no provisions for loan losses in 2022. The ratio of nonperforming loans to total loans at December 31, 2022 was 0.16%, compared to 0.12% at December 31, 2021.

The following table presents the allocation of the allowance for loan losses as of the dates presented.

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,158	23.9%	$8,925	24.8%	$10,205	35.0%	$12,270	27.8%	$12,127	30.0%
Real estate construction	1,446	4.0%	783	2.3%	658	2.2%	303	1.5%	250	1.1%
Commercial real estate	12,688	36.0%	12,376	34.1%	14,105	28.5%	6,688	28.8%	6,279	25.9%
Residential real estate first mortgage	5,769	27.8%	6,532	29.1%	5,774	23.4%	1,448	26.6%	1,156	26.3%
Residential real estate junior lien	1,289	6.2%	1,295	7.1%	1,373	7.2%	671	10.3%	805	11.1%
Other revolving and installment	528	2.1%	481	2.6%	753	3.7%	352	5.0%	380	5.6%
Unallocated	268	—%	1,180	—%	1,378	—%	2,192	—%	1,177	—%
Total loans	$31,146	100.0%	$31,572	100.0%	$34,246	100.0%	$23,924	100.0%	$22,174	100.0%

The decrease in the allocation of allowance for loan losses was primarily driven by a $584 thousand, or 49.5% decrease in the unallocated allowance balance, a result of a reduction of previous adjustments for COVID-19 pandemic related qualitative factors.

Deposits

Total deposits were $2.9 billion as of December 31, 2022, a decrease of $5.1 million, or 0.2%, from December 31, 2021. Interest-bearing deposits increased $72.8 million while noninterest-bearing deposits decreased $77.9 million. In the third quarter of 2022, we acquired $353.7 million in deposits from our acquisition of Metro Phoenix Bank. Excluding deposits acquired from Metro Phoenix Bank, deposits decreased $358.8 million, or 12.3%, from December 31, 2021. The decrease consisted primarily of declines of $184.7 million in interest-bearing deposits and $174.0 million in noninterest-bearing deposits. Interest-bearing deposits decreased primarily due to a $84.9 million decrease in money market savings accounts, and a $69.0 million decrease in time deposits. Noninterest-bearing deposits decreased primarily due to a $68.3 million decrease in synergistic deposits. Synergistic deposits, which include deposits from our retirement and benefit services and wealth management segments as well as HSA deposits, increased $22.6 million from December 31, 2021, primarily due to increases in synergistic deposits from our wealth management division.

Interest-bearing deposit costs were 0.45% and 0.19% for the years ended December 31, 2022 and 2021, respectively. The increase in interest-bearing deposit costs were the result of a rising interest rate environment in response to a highly competitive deposit environment.

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

The following table details the average balance and rate of our deposit portfolio by category for the periods indicated.

	Year ended		Year ended		Year ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$851,821	—%	$784,998	—%	$673,676	—%
Interest-bearing demand	692,287	0.22%	697,276	0.14%	551,861	0.29%
Money market and savings	1,113,426	0.55%	1,023,677	0.15%	920,072	0.53%
Time deposits	221,997	0.70%	215,624	0.54%	203,413	1.16%
Total deposits	$2,879,531	0.32%	$2,721,575	0.13%	$2,349,022	0.38%

The following table shows the contractual maturity of uninsured time deposits, including certificate of deposits and IRA deposits of $250 thousand and over, that were outstanding as of the date presented.

December 31,
(dollars in thousands)	2022
Maturing in:
3 months or less	$17,701
3 months to 6 months	21,292
6 months to 1 year	4,611
1 year or greater	7,479
Total	$51,083

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.8 billion and $1.9 billion at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings and Subordinated Debt

We utilize both short-term and long-term borrowings as part of our asset/liability management and funding strategies. Short-term borrowings consist of FHLB advances and federal funds purchased. We had $378.1 million in short-term borrowings outstanding at December 31, 2022. We had no short-term borrowings outstanding at December 31, 2021.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $909.8 million and $677.7 million at December 31, 2022 and 2021, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. In the first quarter of 2021, we redeemed our previously issued subordinated debt with a rate of 5.75% and issued new subordinated debt to the Bank of North Dakota. At December 31, 2022, we had $50.0 million of one outstanding 3.50% Fixed Rate Subordinated Note due 2031, or the Subordinated Note. The Subordinated Note currently bears interest at a fixed rate of 3.50% per year, payable annually through March 31, 2026. At the fifth anniversary of the issuance date of the Subordinated Note the interest rate will reset to a fixed interest rate equal to FHLB rate, plus 2.0%, with a minimum annual fixed rate of not less than 3.5%. The Subordinated Note matures on March 30, 2031, and we have the option to redeem or prepay any or all of the Subordinated Note without premium or penalty any time after March 31, 2026, or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $8.8 million as of December 31, 2022, compared to $8.7 million as of December 31, 2021. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition in 2016. See Note 14 (Long-Term Debt) of the Company’s audited consolidated financial statements included elsewhere in this report.

Selected financial information pertaining to the components of our borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$153,080	35.0%	$—	—%	$—	—%
FHLB Short-term advances	225,000	51.6%	—	—%	—	—%
Subordinated notes	50,000	11.4%	50,000	84.9%	49,688	84.6%
Junior subordinated debentures	8,843	2.0%	8,730	14.8%	8,617	14.7%
Finance lease liability	—	—%	203	0.3%	430	0.7%
Total borrowed funds	$436,923	100.0%	$58,933	100.0%	$58,735	100.0%

Capital Resources

The following table summarizes the changes in our stockholders’ equity for the periods indicated.

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Beginning balance	$359,403	$330,163	$285,728
Net income	40,005	52,681	44,675
Other comprehensive income (loss)	(94,386)	(14,893)	8,702
Common stock repurchased	(738)	(712)	(482)
Common stock issued	63,830	—	—
Common stock dividends	(13,146)	(10,931)	(10,387)
Stock‑based compensation expense	1,904	3,095	1,927
Ending balance	$356,872	$359,403	$330,163

Total stockholders’ equity was $356.9 million at December 31, 2022, a decrease of $2.5 million, or 0.7%, compared to $359.4 million at December 31, 2021. The decrease was primarily due to $94.4 million in other comprehensive loss and $13.1 million in common stock dividends. The decrease in other comprehensive loss was due to rising interest rates, which resulted in a lower fair value of our available-for-sale investment securities. This decrease was partially offset by $40.0 million of net income and a $63.8 million common stock issuance in connection with the acquisition of Metro Phoenix Bank.

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

At December 31, 2022, 2021, and 2020, we met all capital adequacy requirements to which we were subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) for additional disclosures.

	December 31,	December 31,
Capital Ratios	2022	2021
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.39%	14.65%
Tier 1 capital to risk weighted assets	13.69%	15.06%
Total capital to risk weighted assets	16.48%	18.64%
Tier 1 capital to average assets	11.25%	9.79%
Tangible common equity to tangible assets (1)	7.74%	9.21%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.76%	13.87%
Tier 1 capital to risk weighted assets	12.76%	13.87%
Total capital to risk weighted assets	13.83%	15.12%
Tier 1 capital to average assets	10.48%	9.01%
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

At December 31, 2022, we had on balance sheet liquidity of $778.9 billion, compared to $1.1 billion at December 31, 2021 and $511.1 million at December 31, 2020. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2022, we had $909.8 million of collateral pledged to the FHLB. Based on this collateral we are eligible to borrow up to $909.8 million and had $531.6 million available capacity as of December 31, 2022. In addition, we can borrow up to $102.0 million through unsecured lines of credit we have established with four other banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits. Management believed that we had adequate resources to fund all of our commitments as of December 31, 2022 and December 31, 2021.

Our primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2022, we had $58.2 million of cash and cash equivalents of which $24.9 million were interest-bearing deposits held at the Federal Reserve, FHLB and other correspondent banks.

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

Recent Developments

Shareholder Dividend

On February 21, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.18 per common share. This dividend is payable on April 14, 2023, to stockholders of record on March 15, 2023.

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

The estimated impact on our net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2022 and December 31, 2021, are presented in the table below.

	December 31, 2022		December 31, 2021
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−25.1%	−8.2%	−8.2%	−2.9%
+300 basis points	−18.9%	−6.4%	−6.1%	−2.3%
+200 basis points	−12.7%	−4.4%	−4.1%	−1.8%
+100 basis points	−6.2%	−1.8%	−2.0%	−1.3%
−100 basis points	5.2%	0.5%	−10.6%	−15.7%
−200 basis points	7.9%	−1.7%	N/A %	N/A %

The above interest rate simulation suggests that the Company’s balance sheet is liability sensitive, in the short-term, as of December 31, 2022, demonstrating that an increase in interest rates would have a negative impact on net interest income over the next 12 and 24 months. The balance sheet was more liability sensitive in a rising-rate environment as of December 31, 2022 than it was as of December 31, 2021. The increase is primarily related to repricing characteristics of our non-maturity deposits portfolio and changes to the interest rate environment.

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

The table below presents the change in the economic value of equity as of December 31, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates.

	December 31,	December 31,
	2022	2021
+400 basis points	−19.5%	−26.0%
+300 basis points	−15.3%	−16.8%
+200 basis points	−10.4%	−8.2%
+100 basis points	−4.9%	−1.4%
−100 basis points	4.0%	−31.2%
−200 basis points	5.0%	N/A %

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors
Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 10, 2023

We have served as the Company’s auditor since 2014.

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2022	2021
Assets	(Audited)	(Audited)
Cash and cash equivalents	$58,242	$242,311
Investment securities
Available-for-sale, at fair value	717,324	853,649
Held-to-maturity, at carrying value	321,902	352,061
Fed funds sold	—	—
Loans held for sale	9,488	46,490
Loans	2,443,994	1,758,020
Allowance for loan losses	(31,146)	(31,572)
Net loans	2,412,848	1,726,448
Land, premises and equipment, net	17,288	18,370
Operating lease right-of-use assets	5,419	3,727
Accrued interest receivable	12,869	8,537
Bank-owned life insurance	33,991	33,156
Goodwill	47,087	31,490
Other intangible assets	22,455	20,250
Servicing rights	2,643	1,880
Deferred income taxes, net	42,369	11,614
Other assets	75,712	42,708
Total assets	$3,779,637	$3,392,691
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$860,987	$938,840
Interest-bearing	2,054,497	1,981,711
Total deposits	2,915,484	2,920,551
Short-term borrowings	378,080	—
Long-term debt	58,843	58,933
Operating lease liabilities	5,902	4,275
Accrued expenses and other liabilities	64,456	49,529
Total liabilities	3,422,765	3,033,288
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,991,681 and 17,212,588 issued and outstanding	19,992	17,213
Additional paid-in capital	155,095	92,878
Retained earnings	280,426	253,567
Accumulated other comprehensive income (loss)	(98,641)	(4,255)
Total stockholders’ equity	356,872	359,403
Total liabilities and stockholders’ equity	$3,779,637	$3,392,691

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2022	2021	2020
Interest Income
Loans, including fees	$89,907	$78,133	$86,425
Investment securities
Taxable	23,260	13,001	7,798
Exempt from federal income taxes	848	925	949
Other	1,562	598	930
Total interest income	115,577	92,657	96,102
Interest Expense
Deposits	9,169	3,661	8,843
Short-term borrowings	4,339	—	—
Long-term debt	2,340	1,897	3,413
Total interest expense	15,848	5,558	12,256
Net interest income	99,729	87,099	83,846
Provision for loan losses	—	(3,500)	10,900
Net interest income after provision for loan losses	99,729	90,599	72,946
Noninterest Income
Retirement and benefit services	67,135	71,709	60,956
Wealth management	20,870	21,052	17,451
Mortgage banking	16,921	48,502	61,641
Service charges on deposit accounts	1,434	1,395	1,409
Net gains (losses) on investment securities	—	125	2,737
Other	4,863	4,604	5,177
Total noninterest income	111,223	147,387	149,371
Noninterest Expense
Compensation	80,656	93,386	89,206
Employee taxes and benefits	21,915	22,033	20,050
Occupancy and equipment expense	7,605	8,148	10,058
Business services, software and technology expense	19,487	20,486	19,135
Intangible amortization expense	4,754	4,380	3,961
Professional fees and assessments	8,367	6,292	4,834
Marketing and business development	3,254	3,182	3,133
Supplies and postage	2,440	2,361	2,174
Travel	1,182	442	359
Mortgage and lending expenses	2,183	4,250	5,707
Other	6,927	3,949	5,182
Total noninterest expense	158,770	168,909	163,799
Income before income taxes	52,182	69,077	58,518
Income tax expense	12,177	16,396	13,843
Net income	$40,005	$52,681	$44,675
Per Common Share Data
Basic earnings per common share	$2.12	$3.02	$2.57
Diluted earnings per common share	$2.10	$2.97	$2.52
Dividends declared per common share	$0.70	$0.63	$0.60
Average common shares outstanding	18,640	17,189	17,106
Diluted average common shares outstanding	18,884	17,486	17,438

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Net Income	$40,005	$52,681	$44,675
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(125,634)	(19,433)	14,355
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(382)	(326)	—
Reclassification adjustment for losses (gains) realized in income	—	(125)	(2,737)
Total other comprehensive income (loss), before tax	(126,016)	(19,884)	11,618
Income tax expense (benefit) related to items of other comprehensive income	(31,630)	(4,991)	2,916
Other comprehensive income (loss), net of tax	(94,386)	(14,893)	8,702
Total comprehensive income (loss)	$(54,381)	$37,788	$53,377

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	40,005	—	40,005
Other comprehensive income (loss)	—	—	—	(94,386)	(94,386)
Common stock repurchased	(26)	(712)	—	—	(738)
Common stock dividends	—	—	(13,146)	—	(13,146)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	10	1,894	—	—	1,904
Vesting of restricted stock	114	(114)	—	—	—
Balance as of December 31, 2022	$19,992	$155,095	$280,426	$(98,641)	$356,872

	Year ended December 31, 2021
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	52,681	—	52,681
Other comprehensive income (loss)	—	—	—	(14,893)	(14,893)
Common stock repurchased	(18)	(348)	(346)	—	(712)
Common stock dividends	—	—	(10,931)	—	(10,931)
Share‑based compensation expense	9	3,086	—	—	3,095
Vesting of restricted stock	97	(97)	—	—	—
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403

	Year ended December 31, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2019	$17,050	$88,650	$178,092	$1,936	$285,728
Net income	—	—	44,675	—	44,675
Other comprehensive income (loss)	—	—	—	8,702	8,702
Common stock repurchased	(16)	(249)	(217)	—	(482)
Common stock dividends	—	—	(10,387)	—	(10,387)
Share‑based compensation expense	14	1,913	—	—	1,927
Vesting of restricted stock	77	(77)	—	—	—
Balance as of December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Operating Activities
Net income	$40,005	$52,681	$44,675
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	913	2,786	(4,434)
Provision for loan losses	—	(3,500)	10,900
Depreciation and amortization	8,467	8,868	8,950
Amortization and accretion of premiums/discounts on investment securities	3,387	3,744	1,760
Amortization of operating lease right-of-use assets	(229)	(58)	(25)
Stock-based compensation	1,904	3,095	1,927
Increase in value of bank-owned life insurance	(835)	(793)	(797)
Realized loss (gain) on sale of fixed assets	(33)	(62)	707
Realized loss (gain) on derivative instruments	2,006	8,459	1,927
Realized loss (gain) on loans sold	(11,616)	(48,038)	(57,070)
Realized loss (gain) on sale of foreclosed assets	71	(275)	(28)
Realized loss (gain) on sale of investment securities	—	(125)	(2,737)
Realized loss (gain) on servicing rights	(702)	(638)	936
Net change in:
Loans held for sale	48,539	123,945	(18,621)
Accrued interest receivable	(3,241)	1,125	(2,111)
Other assets	5,357	(7,247)	(2,684)
Accrued expenses and other liabilities	8,973	5,865	(5,527)
Net cash provided (used) by operating activities	102,966	149,832	(22,252)
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	—	13,189	75,647
Proceeds from maturities of investment securities available-for-sale	105,633	125,581	69,680
Purchases of investment securities available-for-sale	(95,600)	(571,595)	(414,724)
Proceeds from sales or calls of investment securities held-to-maturity	963	1,772	—
Proceeds from maturities of investment securities held-to-maturity	27,429	12,545	—
Purchases of investment securities held-to-maturity	—	(218,363)	—
Net (increase) decrease in equity securities	—	—	2,808
Net (increase) decrease in loans	(416,150)	221,006	(259,130)
Net (increase) decrease in FHLB stock	(15,556)	(716)	(10)
Net cash received (paid) for business combinations	101,511	—	(9,279)
Purchases of premises and equipment	(1,789)	(1,706)	(3,811)
Proceeds from sales of foreclosed assets	937	629	429
Net cash provided (used) by investing activities	(292,622)	(417,658)	(538,390)
Financing Activities
Net increase (decrease) in deposits	(358,752)	348,558	600,677
Net increase (decrease) in short-term borrowings	378,080	—	—
Repayments of long-term debt	(203)	(49,920)	(210)
Proceeds from the issuance of subordinated debt	—	50,000	—
Cash dividends paid on common stock	(12,800)	(10,751)	(10,387)
Repurchase of common stock	(738)	(712)	(482)
Net cash provided (used) by financing activities	5,587	337,175	589,598
Net change in cash and cash equivalents	(184,069)	69,349	28,956
Cash and cash equivalents at beginning of period	242,311	172,962	144,006
Cash and cash equivalents at end of period	$58,242	$242,311	$172,962

See Accompanying Notes to Consolidated Financial Statements

	Year ended
	December 31,
Supplemental Cash Flow Disclosures	2022	2021	2020
Cash paid for:
Interest	$15,095	$4,538	$12,641
Income taxes	12,531	13,124	13,582
Cash and cash equivalents acquired	101,696	—	513
Non-cash information
Loan collateral transferred to foreclosed assets	153	1,176	456
Unrealized gain (loss) on investment securities available-for-sale	(94,004)	(14,567)	8,702
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(382)	(326)	—
Investment securities transferred to held-to-maturity	—	149,191	—
Right-of-use assets obtained in exchange for new operating leases	4,266	267	1,555
Acquisitions
Noncash assets acquired	297,745	—	14,627
Liabilities assumed	(354,358)	—	(5,348)
Issuance of common stock for the acquisition of Metro Phoenix Bank	(64,019)	—	—
Net noncash acquired	(120,632)	—	9,279

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statement

NOTE 1 Significant Accounting Policies

Alerus Financial Corporation is a financial holding company organized under the laws of Delaware. Alerus Financial Corporation and its subsidiaries, or the Company, is a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, or the Bank, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines – banking, retirement and benefit services, wealth management, and mortgage.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of assets acquired and liabilities assumed from an acquisition and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of investment securities, determination of the allowance for loan losses, valuation of reporting units for the purpose of testing goodwill and other intangible assets for impairment, valuation of deferred tax assets, and fair values of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on the exemptions available to emerging growth companies. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At December 31, 2022 and 2021 respectively, 23.9% and 24.8% of the Company’s loan portfolio consisted of commercial and industrial loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 (Loans and Allowance for Loan Losses) discusses the Company’s loan portfolio.

The Company invests in a variety of investment securities and does not have any significant concentrations in any one industry or to any one issuer. Note 5 (Investment Securities) discusses the Company’s investment securities portfolio.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and due from banks includes cash and cash equivalents, balances due from banks, and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.

Interest-bearing deposits in banks are carried at cost.

Investment Securities

Debt securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains (losses) on investment securities available-for-sale are included in net gains (losses) on investment securities and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains (losses) on sales of investment securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

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

Certain debt securities that the Company has an intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from available-for-sale to held-to-maturity are made at fair value at the date of transfer. Unrealized holding gains and losses at the date of transfer are included in other comprehensive income and in the carrying value of held-to-maturity security are amortized over the remaining life of the security.

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

The allowance consists of three primary components, general reserves, specific reserves related to impaired loans, and unallocated reserves. The general component covers non-impaired loans and is based on historical losses adjusted for current qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; uncertainty related to the effects of the COVID-19 pandemic; industry conditions; COVID-19 pandemic related modifications; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2022, the Company believes it did not have any indications of potential impairment based on the estimated fair value of the reporting units.

Intangible assets determined to have definite lives are amortized over the remaining useful lives. Intangible and other long-lived assets are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

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

Noninterest Income

Specific guidelines are established for recognition of certain noninterest income components related to the Company’s consolidated financial statements. In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Retirement and benefit services: Retirement and benefit services income is primarily comprised of fees earned from the administration of retirement plans, record-keeping, compliance services, health savings accounts, and flexible benefit plans. Fees are earned based on a combination of the market value of assets under administration and transaction-based fees for services provided. Fees that are determined based on the market value of the assets under administration are generally billed monthly or quarterly in arrears and recognized monthly as the Company’s performance obligations are met. Other transaction-based fees are recognized monthly as the performance obligation is satisfied.

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

Service charges on deposit accounts: Service charges on deposit accounts primarily consist of account analysis fees, monthly maintenance fees, overdraft fees, and other deposit account related fees. Overdraft fees and certain service charges are fixed, and the performance obligation is typically satisfied at the time of the related transaction. The consideration for analysis fees and monthly maintenance fees are variable as the fee can be reduced if the customer meets certain qualifying metrics. The Company’s performance obligations are satisfied at the time of the transaction or over the course of a month.

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

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not incur any interest or penalties in 2022, 2021, or 2020.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2019.

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

NOTE 2 New Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2022, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of December 31, 2022.

Adopted Pronouncements

In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of this ASU for certain entities, including private companies and smaller reporting companies until after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2022 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after and interim periods within those fiscal years beginning after December 15, 2020, for public business entities. For private companies and smaller reporting companies, this guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2021. The Company adopted this standard during the first quarter of 2022 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held-to-maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods with those years. The Company has executed a project plan to implement this guidance. The project plan included an assessment of data, development of methodologies, model valuation, parallel runs, refining qualitative factors and forecast periods, and evaluation of related disclosures. Management is finalizing macroeconomic conditions and forecast assumptions to be used in our CECL model, however, we expect an initial increase to the allowance for credit losses, including the increase in reserve for unfunded commitments, of approximately $5.0 million - $7.0 million above the existing allowance for loan loss levels. The anticipated initial increase to the allowance for credit losses is expected to be substantially attributable to the fair value marks on prior acquisitions and the reserve required on unfunded commitments. When finalized, this one-time increase will be recorded, net of tax, as an adjustment to beginning retained earnings.

Internal controls over financial reporting specifically related to CECL are being designed and evaluated, however, all internal controls related to CECL implementation are not operational. The Company is in the final stages of completing the formal governance and approval process. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration and other factors.

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

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held to maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2023 for the Company). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings, or TDRs, by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, this amendment also has vintage disclosures that require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20 Financial Instruments – Credit Losses – Measured at Amortized Cost. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates for the amendments in this update are same as the effective date for ASU 2016-13. As the Company has immaterial TDR loans, ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, the FASB issue ASU 2021-01. Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for a portion of the Company’s available-for-sale securities, derivative contracts, subordinated notes payable, junior subordinated debentures, and approximately 6.9% of the Company’s loans, as of December 31, 2022.

If reference rates are discontinued, the existing contracts will be modified to replace the discounted rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The Company is in the process of evaluating the impact of this pronouncement of those financial assets and liabilities where LIBOR is used as an index rate.

In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848. This amendment provides an update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which all entities will no longer be permitted to apply the relief in Topic 848.

NOTE 3 Business Combinations

On December 18, 2020, the Company acquired Retirement Planning Services, Inc, or RPS, located in Littleton, Colorado for a total purchase price of $13.4 million, which included cash consideration of $9.8 million and an earn out liability of $3.6 million. As part of the transaction, $11.5 million was allocated to an identified customer intangible and $2.9 million to goodwill. The purchase consisted of approximately 1,000 retirement and health benefit administration plans, with more than 48,000 plan participants, 300 COBRA clients and 10,000 COBRA members and $1.3 billion in assets under administration/management. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

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

On July 1, 2022, the Company acquired MPB BHC, Inc., the bank holding company for Metro Phoenix Bank located in Phoenix, Arizona, for a total purchase price of $64.0 million in a stock-for-stock transaction. The primary reasons for the acquisition were to expand the Company’s operations in the Phoenix MSA and grow the size of the Company’s business. As part of the transaction, $7.6 million was allocated to a customer deposit intangible and $15.1 million to goodwill. The purchase consisted of $270.4 million in loans and $353.7 million in deposits. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

	As recorded by	Preliminary Fair Value	As recorded by
(dollars in thousands)	Metro Phoenix Bank	Adjustments	the Company
Assets
Cash and cash equivalents	$101,819	$(123)	$101,696
Fed funds sold	18,936	—	18,936
Core deposit intangible	—	7,592	7,592
Loans	273,843	(3,440)	270,403
Accrued interest receivable	1,091	—	1,091
Other assets	3,342	188	3,530
Total assets	399,031	4,217	403,248
Liabilities
Deposits	354,529	(844)	353,685
Other liabilities	673	—	673
Total liabilities	355,202	(844)	354,358
Excess assets over liabilities	$43,829	$5,061	48,890
Stock issued for MPB			64,019
Total goodwill recorded			$15,129

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. There was no amount of required reserve balances at December 31, 2022 and 2021. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $28.0 million and $224.4 million at December 31, 2022 and 2021, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, and fair value of the available-for-sale investment securities and held-to-maturity investment securities as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,518	$19	$(17)	$3,520
Mortgage backed securities
Residential agency	705,845	2	(118,168)	587,679
Commercial	70,669	—	(7,111)	63,558
Asset backed securities	34	—	—	34
Corporate bonds	69,501	—	(6,968)	62,533
Total available-for-sale investment securities	849,567	21	(132,264)	717,324
Held-to-maturity
Obligations of state and political agencies	137,787	—	(17,736)	120,051
Mortgage backed securities
Residential agency	184,115	—	(33,254)	150,861
Total held-to-maturity investment securities	321,902	—	(50,990)	270,912
Total investment securities	$1,171,469	$21	$(183,254)	$988,236

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$5,028	$75	$—	$5,103
Mortgage backed securities
Residential agency	717,781	1,213	(11,837)	707,157
Commercial	88,362	2,674	(123)	90,913
Asset backed securities	52	2	—	54
Corporate bonds	49,035	1,398	(11)	50,422
Total available-for-sale investment securities	860,258	5,362	(11,971)	853,649
Held-to-maturity
Obligations of state and political agencies	144,543	1,110	(349)	145,304
Mortgage backed securities
Residential agency	207,518	—	(3,145)	204,373
Total held-to-maturity investment securities	352,061	1,110	(3,494)	349,677
Total investment securities	$1,212,319	$6,472	$(15,465)	$1,203,326

On April 1, 2021, the Company transferred its state and political agencies debt securities portfolio, with a fair value of $149.2 million and a net unrealized gain of $1.3 million, from available-for-sale to held-to-maturity.

The amortized cost and estimated fair value of investment securities at December 31, 2022, by contractual maturity are as follows:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,554	$6,522	$4	$4
Due after one year through five years	40,317	37,146	21,256	19,863
Due after five years through ten years	69,992	59,138	87,961	79,697
Due after 10 years	205,039	168,106	740,346	617,760
Total investment securities	$321,902	$270,912	$849,567	$717,324

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $260.7 million and $192.8 million, were pledged at December 31, 2022 and 2021, respectively, to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sale of available-for-sale securities for the years ended December 31, 2022, 2021, and 2020 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Proceeds	$—	$13,189	$75,647
Realized gains	—	114	2,737
Realized losses	—	—	—

Proceeds from the sale or call of held-to-maturity securities for the years ended December 31, 2022, 2021 and 2020 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Proceeds	$963	$1,772	$—
Realized gains	—	11	—
Realized losses	—	—	—

During the year ended December 31, 2022, there were no sales of held-to-maturity securities. During the year ended December 31, 2021 the company sold one held-to-maturity security with an amortized cost of $330 thousand. Proceeds from the sale totaled $348 thousand, resulting in realized gains of $11 thousand. For this sale of a held-to-maturity security, the Company received evidence of a significant deterioration of the issuer’s creditworthiness. There were no sales of held-to-maturity securities during the year ended December 31, 2020.

Information pertaining to investment securities with gross unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2022 and 2021 aggregated by investment category and length of time that individual investment securities have been in a continuous loss position, follows:

	December 31, 2022
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(17)	$509	$—	$—	$(17)	$509
Mortgage backed securities
Residential agency	(10,457)	79,693	(107,711)	507,418	(118,168)	587,111
Commercial	(4,835)	50,437	(2,276)	13,120	(7,111)	63,557
Asset backed securities	—	32	—	2	—	34
Corporate bonds	(4,452)	48,048	(2,516)	14,484	(6,968)	62,532
Total available-for-sale investment securities	(19,761)	178,719	(112,503)	535,024	(132,264)	713,743
Held-to-maturity
Obligations of state and political agencies	(3,336)	18,788	(14,400)	98,762	(17,736)	117,550
Mortgage backed securities
Residential agency	—	—	(33,254)	150,861	(33,254)	150,861
Total held-to-maturity investment securities	(3,336)	18,788	(47,654)	249,623	(50,990)	268,411
Total investment securities	$(23,097)	$197,507	$(160,157)	$784,647	$(183,254)	$982,154

	December 31, 2021
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities
Residential agency	(10,156)	554,811	(1,681)	55,082	(11,837)	609,893
Commercial	(123)	17,470	—	—	(123)	17,470
Asset backed securities	—	—	—	2	—	2
Corporate bonds	(11)	5,989	—	—	(11)	5,989
Total available-for-sale investment securities	(10,290)	578,270	(1,681)	55,084	(11,971)	633,354
Held-to-maturity
Obligations of state and political agencies	(349)	53,210	—	—	(349)	53,210
Mortgage backed securities
Residential agency	(3,145)	204,373	—	—	(3,145)	204,373
Total held-to-maturity investment securities	(3,494)	257,583	—	—	(3,494)	257,583
Total investment securities	$(13,784)	$835,853	$(1,681)	$55,084	$(15,465)	$890,937

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

For the years ended December 31, 2022 and 2021, the Company did not believe any OTTI existed and therefore did not recognize any OTTI losses on its investment securities.

As of December 31, 2022 and 2021, the carrying value of the Company’s Federal Reserve Bank stock and FHLB stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Federal Reserve	$4,595	$2,675
FHLB	19,362	3,806

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2022, the conversion ratio was 1.5991. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,702 Class A equivalents) that the Company owned as of December 31, 2022 and 2021, were carried at a zero cost basis.

NOTE 6 Loans and Allowance for Loan Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2022 and 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Commercial
Commercial and industrial (1)	$583,876	$436,761
Real estate construction	97,810	40,619
Commercial real estate	881,670	598,893
Total commercial	1,563,356	1,076,273
Consumer
Residential real estate first mortgage	679,551	510,716
Residential real estate junior lien	150,479	125,668
Other revolving and installment	50,608	45,363
Total consumer	880,638	681,747
Total loans	$2,443,994	$1,758,020
(1)	Includes PPP loans of $737 thousand at December 31, 2022 and $33.6 million at December 31, 2021.

Total loans include net deferred loan fees and costs of $919 thousand and $231 thousand at December 31, 2022 and 2021, respectively. Deferred loan fees on PPP loans were zero at December 31, 2022 and $881 thousand at December 31, 2021. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $7.1 million as of December 31, 2022.

As part of the acquisition of Metro Phoenix Bank, the Company acquired loans that displayed evidence of deterioration of credit quality since origination and which was probable that all contractually required payments would not be collected. The carrying amounts and contractually required payments of these loans which are included in the loan balances above are summarized in the following table:

December 31,
(dollars in thousands)	2022
Real estate construction	$440
Outstanding balance	440
Carrying amount	262
Allowance for loan losses	97
Carrying amount, net of allowance for loan losses	$165

Accretable yield, or income expected to be collected, is shown in the table below:

For the year ended
December 31,
(dollars in thousands)	2022
Beginning balance	$—
New loans purchased	225
Accretion of income	(48)
Ending balance	$177

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2022 and 2021, respectively:

	December 31, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$580,288	$2,426	$—	$1,162	$583,876
Real estate construction	97,370	—	—	440	97,810
Commercial real estate	879,830	368	—	1,472	881,670
Total commercial	1,557,488	2,794	—	3,074	1,563,356
Consumer
Residential real estate first mortgage	677,471	1,545	—	535	679,551
Residential real estate junior lien	149,918	377	—	184	150,479
Other revolving and installment	50,360	247	—	1	50,608
Total consumer	877,749	2,169	—	720	880,638
Total loans	$2,435,237	$4,963	$—	$3,794	$2,443,994

	December 31, 2021
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$435,135	$168	$121	$1,337	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	598,264	—	—	629	598,893
Total commercial	1,074,018	168	121	1,966	1,076,273
Consumer
Residential real estate first mortgage	508,925	1,770	—	21	510,716
Residential real estate junior lien	125,412	167	—	89	125,668
Other revolving and installment	45,242	121	—	—	45,363
Total consumer	679,579	2,058	—	110	681,747
Total loans	$1,753,597	$2,226	$121	$2,076	$1,758,020

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

The tables below present total loans outstanding, by portfolio segment and risk category, as of December 31, 2022 and 2021:

	December 31, 2022
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$558,694	$21,969	$3,213	$—	$583,876
Real estate construction	97,548	—	262	—	97,810
Commercial real estate	873,270	—	8,400	—	881,670
Total commercial	1,529,512	21,969	11,875	—	1,563,356
Consumer
Residential real estate first mortgage	678,743	63	745	—	679,551
Residential real estate junior lien	149,847	—	632	—	150,479
Other revolving and installment	50,607	—	1	—	50,608
Total consumer	879,197	63	1,378	—	880,638
Total loans	$2,408,709	$22,032	$13,253	$—	$2,443,994

	December 31, 2021
		Criticized
		Special
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$430,235	$480	$6,046	$—	$436,761
Real estate construction	40,619	—	—	—	40,619
Commercial real estate	585,291	—	13,602	—	598,893
Total commercial	1,056,145	480	19,648	—	1,076,273
Consumer
Residential real estate first mortgage	510,375	—	341	—	510,716
Residential real estate junior lien	124,898	—	770	—	125,668
Other revolving and installment	45,363	—	—	—	45,363
Total consumer	680,636	—	1,111	—	681,747
Total loans	$1,736,781	$480	$20,759	$—	$1,758,020

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for loan losses for the three years ending December 31, 2022, 2021, and 2020:

	Year ended December 31, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$1,168	$(1,396)	$461	$9,158
Real estate construction	783	587	—	76	1,446
Commercial real estate	12,376	178	—	134	12,688
Total commercial	22,084	1,933	(1,396)	671	23,292
Consumer
Residential real estate first mortgage	6,532	(763)	—	—	5,769
Residential real estate junior lien	1,295	(288)	—	282	1,289
Other revolving and installment	481	30	(153)	170	528
Total consumer	8,308	(1,021)	(153)	452	7,586
Unallocated	1,180	(912)	—	—	268
Total	$31,572	$—	$(1,549)	$1,123	$31,146

	Year ended December 31, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,205	$(1,710)	$(1,230)	$1,660	$8,925
Real estate construction	658	125	—	—	783
Commercial real estate	14,105	(2,015)	(536)	822	12,376
Total commercial	24,968	(3,600)	(1,766)	2,482	22,084
Consumer
Residential real estate first mortgage	5,774	758	—	—	6,532
Residential real estate junior lien	1,373	(201)	—	123	1,295
Other revolving and installment	753	(259)	(156)	143	481
Total consumer	7,900	298	(156)	266	8,308
Unallocated	1,378	(198)	—	—	1,180
Total	$34,246	$(3,500)	$(1,922)	$2,748	$31,572

	Year ended December 31, 2020
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$12,270	$(2,168)	$(4,249)	$4,352	$10,205
Real estate construction	303	355	—	—	658
Commercial real estate	6,688	8,185	(865)	97	14,105
Total commercial	19,261	6,372	(5,114)	4,449	24,968
Consumer
Residential real estate first mortgage	1,448	4,321	—	5	5,774
Residential real estate junior lien	671	507	(12)	207	1,373
Other revolving and installment	352	514	(242)	129	753
Total consumer	2,471	5,342	(254)	341	7,900
Unallocated	2,192	(814)	—	—	1,378
Total	$23,924	$10,900	$(5,368)	$4,790	$34,246

The following tables present the recorded investment in loans and related allowance for the loan losses, by portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of December 31, 2022 and 2021:

	December 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,313	$582,563	$583,876	$275	$8,883	$9,158
Real estate construction	262	97,548	97,810	97	1,349	1,446
Commercial real estate	1,472	880,198	881,670	582	12,106	12,688
Total commercial	3,047	1,560,309	1,563,356	954	22,338	23,292
Consumer
Residential real estate first mortgage	535	679,016	679,551	—	5,769	5,769
Residential real estate junior lien	184	150,295	150,479	—	1,289	1,289
Other revolving and installment	1	50,607	50,608	—	528	528
Total consumer	720	879,918	880,638	—	7,586	7,586
Unallocated	—	—	—	—	—	268
Total loans	$3,767	$2,440,227	$2,443,994	$954	$29,924	$31,146

	December 31, 2021
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,831	$434,930	$436,761	$278	$8,647	$8,925
Real estate construction	—	40,619	40,619	—	783	783
Commercial real estate	809	598,084	598,893	5	12,371	12,376
Total commercial	2,640	1,073,633	1,076,273	283	21,801	22,084
Consumer
Residential real estate first mortgage	21	510,695	510,716	—	6,532	6,532
Residential real estate junior lien	91	125,577	125,668	—	1,295	1,295
Other revolving and installment	—	45,363	45,363	—	481	481
Total consumer	112	681,635	681,747	—	8,308	8,308
Unallocated	—	—	—	—	—	1,180
Total loans	$2,752	$1,755,268	$1,758,020	$283	$30,109	$31,572

The tables below summarize key information on impaired loans. These impaired loans may have estimated losses which are included in the allowance for loan losses.

	December 31, 2022			December 31, 2021
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$675	$711	$275	$445	$464	$278
Real estate construction	262	440	97	—	—	—
Commercial real estate	896	900	582	180	203	5
Residential real estate junior lien	—	—	—	—	—	—
Other revolving and installment	—	—	—	—	—	—
Total impaired loans with a valuation allowance	1,833	2,051	954	625	667	283
Impaired loans without a valuation allowance
Commercial and industrial	638	767	—	1,386	1,575	—
Real estate construction	—	—	—	—	—	—
Commercial real estate	576	660	—	629	684	—
Residential real estate first mortgage	535	573	—	21	24	—
Residential real estate junior lien	184	218	—	91	120	—
Other revolving and installment	1	1	—	—	—	—
Total impaired loans without a valuation allowance	1,934	2,219	—	2,127	2,403	—
Total impaired loans
Commercial and industrial	1,313	1,478	275	1,831	2,039	278
Real estate construction	262	440	97	—	—	—
Commercial real estate	1,472	1,560	582	809	887	5
Residential real estate first mortgage	535	573	—	21	24	—
Residential real estate junior lien	184	218	—	91	120	—
Other revolving and installment	1	1	—	—	—	—
Total impaired loans	$3,767	$4,270	$954	$2,752	$3,070	$283

The table below presents the average recorded investment in impaired loans and interest income for the three years ending December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022		2021		2020
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$722	$13	$517	$13	$765	$14
Real estate construction	442	—	—	—	—	—
Commercial real estate	935	—	187	7	3,972	138
Residential real estate junior lien	—	—	—	—	19	—
Other revolving and installment	—	—	—	—	28	—
Total impaired loans with a valuation allowance	2,099	13	704	20	4,784	152
Impaired loans without a valuation allowance
Commercial and industrial	707	—	1,988	20	4,151	25
Real estate construction	—	—	—	—	—	—
Commercial real estate	618	—	672	—	1,614	—
Residential real estate first mortgage	575	—	23	—	461	—
Residential real estate junior lien	191	—	98	—	234	3
Other revolving and installment	1	—	1	—	—	—
Total impaired loans without a valuation allowance	2,092	—	2,782	20	6,460	28
Total impaired loans
Commercial and industrial	1,429	13	2,505	33	4,916	39
Real estate construction	442	—	—	—	—	—
Commercial real estate	1,553	—	859	7	5,586	138
Residential real estate first mortgage	575	—	23	—	461	—
Residential real estate junior lien	191	—	98	—	253	3
Other revolving and installment	1	—	1	—	28	—
Total impaired loans	$4,191	$13	$3,486	$40	$11,244	$180

Loans with a carrying value of $1.5 billion and $1.2 billion were pledged at December 31, 2022 and 2021, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

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

During the year December 31, 2022, there were no loans modified as a TDR.

During the second quarter of 2021, there were three loans modified as TDRs as a result of changing the terms allowing for interest rate reductions and an extension of the maturity dates. As of December 31, 2021, the carrying value of the restructured loans was $701 thousand. The loans are not currently performing in compliance with the modified terms and were placed on nonaccrual. There was no specific reserve for loan losses allocated to the loan modified as a TDR.

Consistent with regulatory guidance urging banks to work with borrowers during the COVID-19 pandemic, the Company offered a payment deferral program for its lending clients that were adversely affected by the COVID-19 pandemic. These deferrals were generally no more than 90 days in duration and were not considered TDRs in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions as issued on April 7, 2020.

For the year ended December 31, 2022, the Company entered into no new modifications and as of December 31, 2022, only one loan with a total outstanding principal balance of $268 thousand remained on deferral.

As of December 31, 2021, 6 loans with a total outstanding principal balance of $3.3 million had been granted second deferrals, 2 loans with a total outstanding principal balance of $72 thousand remained on the first deferral and the remaining loans have been returned to a normal payment status.

As an SBA-Certified Preferred lender, we were delegated the authority as part of the CARES Act to make PPP SBA-guaranteed financing available to eligible borrowers. As of December 31, 2021, we had assisted 2,454 new and existing clients secure approximately $474.2 million of PPP financing. The SBA pays a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees were as follows: five percent for loans of not more than $350 thousand, three percent for loans of more than $350 thousand and less than $2 million, and one percent for loans of at least $2 million. Net processing fees in the amount of $15.7 million were being deferred and recognized as interest income on a level yield method of the life of the represented loans. At December 31, 2022, the Company recognized all of the net processing fees.

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Land	$4,542	$4,542
Buildings and improvements	26,625	25,633
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	36,013	35,063
	69,837	67,895
Less accumulated depreciation	(52,549)	(49,525)
Total	$17,288	$18,370

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 amounted to $3.0 million, $3.6 million, and $3.9 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

As of December 31, 2022 and 2021, goodwill totaled $47.1 million and $31.5 million, respectively.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2022 and 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Banking (1)	$35,260	$20,131
Retirement and benefit services	11,827	11,359
Total goodwill	$47,087	$31,490
(1)	Goodwill increases consisted of the Metro Phoenix Bank acquisition purchase accounting adjustments, where were finalized in the fourth quarter of 2022.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(25,927)	$15,496	$42,057	$(21,807)	$20,250
Core deposit intangible assets	7,592	(633)	6,959	—	—	—
Total intangible assets	$49,015	$(26,560)	$22,455	$42,057	$(21,807)	$20,250

Aggregate amortization expense for the years ended December 31, 2022, 2021, and 2020 was $4.8 million, $4.4 million, and $4.0 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2023	$5,297
2024	5,043
2025	3,904
2026	2,275
2027	2,275
Thereafter	3,661
Total	$22,455

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $357.2 million and $345.8 million at December 31, 2022 and 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2022, 2021, and 2020:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Balance, beginning of period	$1,880	$1,987	$3,845
Additions	622	225	178
Amortization	(524)	(745)	(922)
(Impairment)/Recovery	665	413	(1,114)
Balance, end of period	$2,643	$1,880	$1,987

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2022 and 2021. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2022	2021
Fair value of servicing rights	$2,643	$1,880
Weighted-average remaining term, years	20.5	20.3
Prepayment speeds	6.9%	14.2%
Discount rate	10.5%	9.5%

NOTE 10 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2032. We do not have any material subleased properties. Substantially all of the Company’s leases are classified as operating leases. The Company made a policy election to exclude the recognition requirements of Topic 842 to all leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in income or expense on a straight-line basis over the lease term.

The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements.

		December 31,	December 31,
(dollars in thousands)		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,419	$3,727
Finance lease right-of-use assets	Land, premises and equipment, net	—	87
Total lease right-of-use assets		$5,419	$3,814
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$5,902	$4,275
Finance lease liabilities	Long-term debt	—	203
Total lease liabilities		$5,902	$4,478

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

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term, years
Operating leases	5.0	3.4
Finance leases	—	0.8
Weighted-average discount rate
Operating leases	3.1%	2.5%
Finance leases	—%	7.8%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the years ending December 31, 2022, 2021 and 2020:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Lease costs
Operating lease cost	$1,799	$1,827	$2,457
Variable lease cost	899	823	1,170
Short-term lease cost	217	181	395
Finance lease cost
Interest on lease liabilities	7	25	42
Amortization of right-of-use assets	87	116	116
Sublease income	(238)	(228)	(228)
Net lease cost	$2,771	$2,744	$3,952
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$1,706	$1,763	$2,432
Right-of-use assets obtained in exchange for new operating lease liabilities	4,266	267	$1,555

Future minimum payments for leases with initial or remaining terms of one year or more as of December 31, 2022 are as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
2023	$1,987
2024	1,236
2025	1,118
2026	936
2027	385
Thereafter	854
Total future minimum lease payments	$6,516
Amounts representing interest	(614)
Total operating lease liabilities	$5,902

NOTE 11 Other Assets

Other assets on the balance sheet consisted of the following balances at December 31, 2022 and 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Federal Reserve Bank stock	$4,595	$2,675
Foreclosed assets	30	885
Prepaid expenses	6,770	5,325
Investments in partnerships	14	14
Trust fees accrued/receivable	14,684	14,680
Income tax refund receivable	2,856	1,146
Federal Home Loan Bank stock	19,362	3,806
Derivative instruments	6,333	3,382
Tax credit investments	17,642	7,906
Other assets	3,426	2,889
Total	$75,712	$42,708

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Noninterest-bearing	$860,987	$938,840
Interest-bearing
Interest-bearing demand	706,275	714,669
Savings accounts	99,882	96,825
Money market savings	1,035,981	937,305
Time deposits	212,359	232,912
Total interest-bearing	2,054,497	1,981,711
Total deposits	$2,915,484	$2,920,551

The aggregate amount of deposit overdrafts included as loans were $202 thousand and $2.9 million at December 31, 2022 and 2021, respectively.

Certificates of deposit in excess of $250,000 totaled $51.1 million and $91.5 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2023	$169,062
2024	22,854
2025	4,802
2026	10,663
2027	1,833
Thereafter	3,145
Total	$212,359

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2022, 2021, and 2020 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Fed funds purchased
Balance as of end of period	$153,080	$—	$—
Average daily balance	63,296	3	80
Maximum month-end balance	251,880	—	—
Weighted-average rate
During period	2.46%	—%	—%
End of period	4.26%	—%	—%
FHLB Short-term advances
Balance as of end of period	$225,000	$—	$—
Average daily balance	89,932	—	—
Maximum month-end balance	225,000	—	—
Weighted-average rate
During period	3.10%	—%	—%
End of period	4.31%	—%	—%

The Company had outstanding credit capacity with the FHLB of $531.6 million and $677.4 million at December 31, 2022 and 2021 respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with no outstanding balances at

December 31, 2022 and 2021. The Company has an unused $15.0 million unsecured line of credit with Bank of North Dakota.

NOTE 14 Long-Term Debt

Long-term debt at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,537	Three-month LIBOR + 3.10%	7.82%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,306	Three-month LIBOR + 1.80%	6.57%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,843

	December 31, 2021
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,492	Three-month LIBOR + 3.10%	3.32%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,238	Three-month LIBOR + 1.80%	2.00%	9/15/2036	9/15/2011
Finance lease liability	2,700	203	Fixed	7.81%	10/31/2022	N/A
Total long-term debt	$63,010	$58,933

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

At December 31, 2022 and 2021, the following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$806,431	$668,115
Standby letters of credit	13,089	10,529
Total	$819,520	$678,644

At December 31, 2022 the Company had no outstanding letters of credit with the FHLB. At December 31, 2021, the Company had a $150 thousand letter of credit with the FHLB. Bank of North Dakota letters of credit are collateralized by loans pledged to the Bank of North Dakota in the amount of $215.5 million and $229.7 million at December 31, 2022, and 2021, respectively. The Company had no outstanding letters of credit with the Bank of North Dakota at December 31, 2022 and 2021, respectively.

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

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of December 31, 2022, 922,010 shares of common stock are still available for issue under the plan.

Amounts granted under the plans have been retroactively adjusted for all stock splits effected in the form of dividends. Activity in the stock plan for the years ended December 31, 2022, and 2021 was as follows:

	Year ended December 31,
	2022		2021
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	260,850	$21.04	325,030	$19.48
Granted	102,265	25.44	66,664	26.63
Vested	(113,562)	19.25	(104,119)	20.51
Forfeited or cancelled	(11,067)	23.90	(26,725)	18.03
Outstanding at end of period	238,486	$23.65	260,850	$21.04

Unrecognized compensation expense related to share-based awards was $2.5 million and $2.2 million as of December 31, 2022 and 2021, respectively. The expense is expected to be recognized over a weighted-average period of 2.7 and 2.9 years, as of December 31, 2022 and 2021, respectively.

Compensation expense relating to stock awards under these plans was $1.9 million in 2022, $3.1 million in 2021, and $1.9 million in 2020. The number of unvested shares outstanding was 128,267 and 140,228 respectively, at December 31, 2022 and 2021. The number of unvested units outstanding was 110,219 and 120,622 at December 31, 2022 and 2021, respectively.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation Employee Stock Ownership Plan, or ESOP, and a defined contribution salary reduction plan, or 401(k) plan. The plans cover substantially all full-time employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board of Directors, at its discretion, and allocated to participants based on a percentage of annual compensation. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401(k) plan, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for years ending December 31, 2022, 2021, and 2020 were as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020
Salary reduction plan	$3,148	$3,123	$2,960
ESOP	1,932	2,014	2,166
Total	$5,080	$5,137	$5,126
Total ESOP shares outstanding	1,111,424	1,207,952	1,170,611

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2022, 2021, and 2020.

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Retirement and benefits	$67,135	$71,709	$60,956
Wealth management	20,870	21,052	17,451
Mortgage banking (1)	16,921	48,502	61,641
Service charges on deposit accounts	1,434	1,395	1,409
Net gains (losses) on investment securities (1)	—	125	2,737
Other
Interchange fees	2,246	2,180	2,140
Bank-owned life insurance income (1)	835	793	797
Misc. transactional fees	1,429	1,218	1,246
Other noninterest income	353	413	994
Total noninterest income	$111,223	$147,387	$149,371
(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.

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

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2022	2021	2020
Federal
Current	$9,005	$10,731	$14,541
Deferred	727	2,212	(3,615)
Federal income tax	9,732	12,943	10,926
State
Current	2,298	2,879	3,736
Deferred	147	574	(819)
State income tax	2,445	3,453	2,917
Total income tax expense	$12,177	$16,396	$13,843

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Deferred Tax Assets
Allowance for loan losses	$7,818	$7,925
Employee compensation and benefit accruals	2,455	2,762
Expense accruals	417	634
Identifiable intangible amortization	3,363	3,341
Deferred loan fees	1,665	58
Net operating loss carry forwards	3	42
Nonaccrual loan interest	74	86
Unrealized loss on available‑for‑sale investment securities	33,056	1,426
Other	884	518
Total deferred tax assets from temporary differences	49,735	16,792
Deferred Tax Liabilities
Accumulated depreciation	835	918
Goodwill and intangible amortization	5,115	2,752
Servicing assets	663	451
Prepaid expenses	552	1,014
Other	201	43
Total deferred tax liabilities from temporary differences	7,366	5,178
Net Deferred Tax Assets	$42,369	$11,614

The reconciliation between applicable income taxes and the amount computed at the applicable statutory Federal tax rate for years ending December 31, 2022, 2021, and 2020 was as follows:

	Year ended December 31,
	2022		2021		2020
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$10,958	21.0%	$14,506	21.0%	$12,289	21.0%
Tax effect of:
Tax exempt income	(514)	(1.0)%	(556)	(0.8)%	(527)	(0.9)%
State income taxes, net of federal benefits	2,297	4.4%	2,973	4.3	2,522	4.3%
Nondeductible items and other	(564)	(1.1)%	(527)	(0.8)	(441)	(0.8)%
Applicable income taxes	$12,177	23.3%	$16,396	23.7%	$13,843	23.6%

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

The following table presents a summary of the Company’s investments in qualified affordable housing projects tax credit investments at December 31, 2022:

		December 31, 2022		December 31, 2021
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$15,559	$7,906	$6,999
Total		$17,906	$15,559	$7,906	$6,999

For the year ended December 31, 2022, we had $264 thousand of amortization expense and $373 thousand of tax benefit recognized for the Company’s qualified affordable housing projects tax credit investments. For the year ended December 31, 2021, we had no amortization expense and $8 thousand of tax benefit recognized for the Company’s qualified affordable housing projects tax credit investments.

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

The following table presents key metrics related to the Company’s segments as of and for the periods presented:

	Year ended December 31, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$100,190	$—	$—	$1,879	$(2,340)	$99,729
Provision for loan losses	—	—	—	—	—	—
Noninterest income	6,199	67,135	20,870	16,921	98	111,223
Noninterest expense	67,068	26,204	5,979	18,590	40,929	158,770
Net income before taxes	$39,321	$40,931	$14,891	$210	$(43,171)	$52,182
Total assets	$3,696,676	$40,821	$4,032	$10,620	$27,488	$3,779,637

	Year ended December 31, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$87,014	$—	$—	$1,981	$(1,896)	$87,099
Provision for loan losses	(3,500)	—	—	—	—	(3,500)
Noninterest income	6,091	71,709	21,052	48,502	33	147,387
Noninterest expense	44,989	40,164	8,869	37,162	37,725	168,909
Net income before taxes	$51,616	$31,545	$12,183	$13,321	$(39,588)	$69,077
Total assets	$3,254,979	$44,953	$3,644	$75,713	$13,402	$3,392,691

	Year ended December 31, 2020
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$85,167	$—	$—	$2,092	$(3,413)	$83,846
Provision for loan losses	10,900	—	—	—	—	10,900
Noninterest income	10,017	60,956	17,451	61,641	(694)	149,371
Noninterest expense	46,883	35,236	8,289	36,323	37,068	163,799
Net income before taxes	$37,401	$25,720	$9,162	$27,410	$(41,175)	$58,518
Total assets	$2,827,792	$47,758	$3,009	$125,078	$10,134	$3,013,771

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segments’ balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP trustee, recordkeeping, and administration; investment fiduciary services to retirement plans; and health savings account, flex spending account, and COBRA recordkeeping and administration services to employers. The division operates within the banking markets as well as in Lansing, Michigan, and Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The mortgage division offers first and second mortgage loans through the Banking office locations.

NOTE 23 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2022, 2021, and 2020 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2022	2021	2020
Net income	$40,005	$52,681	$44,675
Dividends and undistributed earnings allocated to participating securities	416	802	770
Net income available to common shareholders	$39,589	$51,879	$43,905
Weighted-average common shares outstanding for basic earnings per share	18,640	17,189	17,106
Dilutive effect of stock-based awards	244	297	332
Weighted-average common shares outstanding for diluted earnings per share	18,884	17,486	17,438
Earnings per common share:
Basic earnings per common share	$2.12	$3.02	$2.57
Diluted earnings per common share	$2.10	$2.97	$2.52

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has extended loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at December 31, 2022 and 2021:

	Year ended December 31,
(dollars in thousands)	2022	2021
Beginning balance	$34	$254
New loans and advances	145	132
Repayments	(95)	(352)
Changes to related parties (1)	46	—
Ending balance	$130	$34
(1)	Represents changes related to directors that were added to the Board during the year.

Deposits from related parties held by the Bank at December 31, 2022 and 2021, amounted to $587 thousand and $3.6 million, respectively.

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

The following table presents the total notional or contractual amounts and estimated fair values for derivatives not designated as hedging instruments that are recorded on the balance sheet in other assets or other liabilities. Customer accommodation, trading, and other free-standing derivatives are recorded on the balance sheet at fair value in trading assets or other liabilities at December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Asset Derivatives	Consolidated Balance Sheet Location
Interest rate swaps	Other assets	$6,277	$43,430	$1,366	$44,826
Interest rate lock commitments	Other assets	121	10,462	1,507	52,316
Forward loan sales commitments	Other assets	7	351	490	13,418
TBA mortgage backed securities	Other assets	—	—	34	97,000
Total asset derivatives		$6,405	$54,243	$3,397	$207,560
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$6,277	$43,430	$1,368	$44,826
TBA mortgage backed securities	Accrued expenses and other liabilities	26	25,750	—	—
Total liability derivatives		$6,303	$69,180	$1,368	$44,826

The Company has third-party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2022 and 2021, respectively, was zero and $19 thousand. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

The gain (loss) recognized on derivatives instruments for years ended December 31, 2022, 2021, and 2020 was as follows:

		Year ended
	Consolidated Statements	December 31,	December 31,	December 31,
(dollars in thousands)	of Income Location	2022	2021	2020
Interest rate swaps	Other noninterest income	$2	$1	$(3)
Interest rate lock commitments	Mortgage banking	(1,464)	(8,660)	8,798
Forward loan sales commitments	Mortgage banking	(483)	(2,174)	2,271
TBA mortgage backed securities	Mortgage banking	4,916	5,220	(12,997)
Total gain/(loss) from derivative instruments		$2,971	$(5,613)	$(1,931)

NOTE 26 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at December 31, 2022 and 2021, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at December 31, 2022 and 2021 are presented in the following table:

	December 31, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$389,335	13.39%	$130,862	4.50%	$	N/A	N/A
Bank	370,749	12.76%	130,791	4.50%		188,920	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	398,179	13.69%	174,482	6.00%		N/A	N/A
Bank	370,749	12.76%	174,388	6.00%		232,517	8.00%
Total capital to risk weighted assets
Consolidated	479,325	16.48%	232,643	8.00%		N/A	N/A
Bank	401,895	13.83%	232,517	8.00%		290,646	10.00%
Tier 1 capital to average assets
Consolidated	398,179	11.25%	141,514	4.00%		N/A	N/A
Bank	370,749	10.48%	141,440	4.00%		176,800	5.00%

	December 31, 2021
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$314,628	14.65%	$96,647	4.50%	$	N/A	N/A
Bank	297,453	13.87%	96,538	4.50%		139,444	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	323,358	15.06%	128,862	6.00%		N/A	N/A
Bank	297,453	13.87%	128,718	6.00%		171,624	8.00%
Total capital to risk weighted assets
Consolidated	400,263	18.64%	171,816	8.00%		N/A	N/A
Bank	324,328	15.12%	171,624	8.00%		214,530	10.00%
Tier 1 capital to average assets
Consolidated	323,358	9.79%	132,112	4.00%		N/A	N/A
Bank	297,453	9.01%	132,039	4.00%		165,049	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2022 and 2021 the Company was in compliance with HUD guidelines.

NOTE 27 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 18, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the years ended December 31, 2022 and 2021, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2022 and 2021:

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,520	$—	$3,520
Mortgage backed securities
Residential agency	—	587,679	—	587,679
Commercial	—	63,558	—	63,558
Asset backed securities	—	34	—	34
Corporate bonds	—	62,533	—	62,533
Total available-for-sale investment securities	$—	$717,324	$—	$717,324
Other assets
Derivatives	$—	$6,405	$—	$6,405
Other liabilities
Derivatives	$—	$6,303	$—	$6,303

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$5,103	$—	$5,103
Mortgage backed securities
Residential agency	—	707,157	—	707,157
Commercial	—	90,913	—	90,913
Asset backed securities	—	54	—	54
Corporate bonds	—	50,422	—	50,422
Total available-for-sale investment securities	$—	$853,649	$—	$853,649
Other assets
Derivatives	$—	$3,397	$—	$3,397
Other liabilities
Derivatives	$—	$1,368	$—	$1,368

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

Net impairment losses related to nonrecurring estimated fair value measurements of certain assets for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$9,488	$—	$9,488	$—
Impaired loans	—	2,813	2,813	954
Foreclosed assets	—	30	30	—
Servicing rights	—	2,643	2,643	—

	December 31, 2021
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$46,490	$—	$46,490	$—
Impaired loans	—	2,469	2,469	283
Foreclosed assets	—	885	885	—
Servicing rights	—	1,880	1,880	—

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

Servicing Rights

Servicing rights do not trade in an active market with readily observable prices. Accordingly, the estimated fair value of servicing rights is determined using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Servicing rights are carried at lower of cost or market value, and therefore can be subject to estimated fair value measurements on a nonrecurring basis. Estimated fair value measurements of servicing rights use significant unobservable inputs and accordingly, are classified as Level 3. The Company obtains the estimated fair value of servicing rights from an independent third-party pricing service and records the unadjusted estimated fair values in the financial statements.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values at December 31, 2022 and 2021, are as follows:

			December 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,813	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	30	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,643	103-137	115
		Discount rate		10.5%	10.5%

			December 31, 2021
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Impaired loans	Appraisal value	Property specific adjustment	$2,469	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	885	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,880	161-327	237
		Discount rate		9.5%	9.5%

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

The following disclosures represent financial instruments in which the ending balances at December 31, 2022 and 2021 are not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

Short-Term Borrowings and Long-Term Debt

For variable-rate borrowings that reprice frequently, estimated fair values are based on carrying values. The estimated fair value of fixed-rate borrowings is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Commitments

Off-balance sheet credit related commitments are generally of short-term nature. The contract amount of such commitments approximates their estimated fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$58,242	$58,242	$—	$—	$58,242
Investment securities held-to-maturity	321,902	—	270,912	—	270,912
Loans, net	2,412,848	—	—	2,311,956	2,311,956
Accrued interest receivable	12,869	12,869	—	—	12,869
Bank-owned life insurance	33,991	—	33,991	—	33,991
Financial Liabilities
Noninterest-bearing deposits	$860,987	$—	$860,987	$—	$860,987
Interest-bearing deposits	1,842,138	—	1,842,138	—	1,842,138
Time deposits	212,359	—	—	208,550	208,550
Short-term borrowings	378,080	378,080	—	—	378,080
Long-term debt	58,843	—	56,116	—	56,116
Accrued interest payable	2,426	2,426	—	—	2,426

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$242,311	$242,311	$—	$—	$242,311
Investment securities held-to-maturity	352,061	—	349,677	—	349,677
Loans, net	1,726,448	—	—	1,760,784	1,760,784
Accrued interest receivable	8,537	8,537	—	—	8,537
Bank-owned life insurance	33,156	—	33,156	—	33,156
Financial Liabilities
Noninterest-bearing deposits	$938,840	$—	$938,840	$—	$938,840
Interest-bearing deposits	1,748,799	—	1,748,799	—	1,748,799
Time deposits	232,912	—	—	232,970	232,970
Long-term debt	58,933	—	57,772	—	57,772
Accrued interest payable	1,674	1,674	—	—	1,674

NOTE 29 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$84,017	$81,753
Land, premises and equipment, net	—	87
Investment in subsidiaries	338,595	342,538
Deferred income taxes, net	904	1,000
Other assets	487	655
Total assets	$424,003	$426,033
Liabilities and Stockholders’ Equity
Long‑term debt	$58,843	$58,933
Accrued expenses and other liabilities	8,288	7,697
Total liabilities	67,131	66,630
Stockholders’ equity	356,872	359,403
Total stockholders’ equity	356,872	359,403
Total liabilities and stockholders’ equity	$424,003	$426,033

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Income
Dividends from subsidiaries	$18,500	$16,000	$16,000
Other income	16	4	10
Total operating income	18,516	16,004	16,010
Expenses	6,583	5,293	6,057
Income before equity in undistributed income	11,933	10,711	9,953
Equity in undistributed income of subsidiaries	26,424	40,642	33,208
Income before income taxes	38,357	51,353	43,161
Income tax benefit	1,648	1,328	1,514
Net income	$40,005	$52,681	$44,675

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Operating activities
Net income	$40,005	$52,681	$44,675
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(26,424)	(40,642)	(33,208)
Depreciation and amortization	87	115	116
Stock‑based compensation cost	1,904	3,095	1,927
Other, net	419	1,266	413
Net cash provided by operating activities	15,991	16,515	13,923
Investing activities
Investment in bank subsidiary	—	—	—
Net cash (paid) for business combinations	(189)	—	—
Net cash provided by investing activities	(189)	—	—
Financing activities
Cash dividends paid on common stock	(12,800)	(10,751)	(10,387)
Repurchase of common stock	(738)	(712)	(482)
Net cash provided by financing activities	(13,538)	(11,463)	(10,869)
Change in cash and cash equivalents	2,264	5,052	3,054
Cash and cash equivalents at beginning of period	81,753	76,701	73,647
Cash and cash equivalents at end of period	$84,017	$81,753	$76,701

NOTE 30 Subsequent Events

In February 2023, the Company entered into a 3-year pay-fixed receive-variable interest rate swap with a notional amount of $200.0 million to manage its exposure to changes in the fair value of certain fixed-rate assets. The interest rate swap will mature on February 10, 2026.

Subsequent events have been evaluated through March 10, 2023, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934, or the Exchange Act) as of December 31, 2022, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings ‘Proposal 1 – Election of Directors” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2022, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2022, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2022. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 17 (Share-Based Compensation Plan) to the Consolidated Financial Statements for the year ending December 31, 2022.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	238,486	$23.65	1,100,000
Equity compensation plans not approved by shareholders	—	—	—
Total	238,486	$23.65	1,100,000

Other information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2022, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2022, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTaNT FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2022, which is incorporated herein by reference.

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

10.4†	Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on August 16, 2019)
10.5†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on August 16, 2019)
10.6†

Form of Performance-Based Restricted Stock Unit Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.9 on Form S-1 filed on August 16, 2019)

10.7†	Alerus Financial Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on August 16, 2019)
10.8†	Alerus Financial Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 on Form S-1 filed on August 16, 2019)
10.9†	Alerus Financial Corporation Deferred Compensation Plan for Directors (As Restated Effective January 1, 2005) (incorporated herein by reference to Exhibit 10.12 on Form S-1 filed on August 16, 2019)
10.10†

Alerus Financial Corporation Deferred Compensation Plan for Executives (As Restated Effective January 1, 2006) as subsequently amended (incorporated herein by reference to Exhibit 10.13 on Form S-1 filed on August 16, 2019)

10.11†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)
10.12†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form 10-K filed on March 26, 2020)
10.13†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)
10.14†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.15†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 on Form 10-K filed on March 26, 2020)
10.16†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

Exhibit Number	Description
10.17†

Subordinated Note Purchase Agreement by and between Alerus Financial Corporation and the Bank of North Dakota, dated March 30, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 30, 2021)

10.18†	Alerus Financial Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on From 8-K filed on February 22, 2021)
10.19†	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on February 22, 2021)
10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on February 22, 2021)
10.21†	Form of Time-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on February 22, 2021)
10.22†	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed on February 22, 2021)
10.23†	Employment Offer Letter between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022 (incorporated herein by reference to Exhibit 10.24 on Form 10-K filed on March 11, 2022)
10.24†

Executive Severance Agreement by and between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022 (incorporated herein by reference on Exhibit 10.25 on Form 10-K filed on March 11, 2022)

10.25†	Executive Severance Agreement by and between Alerus Financial Corporation and Jim Collins, dated June 1, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on August 4, 2022)
10.26†

Executive Severance Agreement by and between Alerus Financial Corporation and Missy Keney, dated July 25, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 3, 2022)

10.27†	Executive Severance Agreement by and between Alerus Financial Corporation and Jon Hendry, dated July 25, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 3, 2022)
16.1†	Letter of CliftonLarsonAllen LLP, dated December 6, 2022 (incorporated herein by reference to Exhibit 16.1 on Form 8-K filed on December 6, 2022)
21.1	Subsidiaries of Alerus Financial Corporation (incorporated herein by reference to Exhibit 21.1 on Form S-1 filed on August 16, 2019)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
†	Indicates a management contract or compensatory plan or arrangement.

Exhibit Number	Description
101.1 INS	iXBRL Instance Document
101.1 SCH	iXBRL Taxonomy Extension Schema
101.1 CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	iXBRL Taxonomy Extension Definition Linkbase
101.1 LAB	iXBRL Taxonomy Extension Label Linkbase
101.1 PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: March 10, 2023	By: Name: Title:	/s/ Katie A. Lorenson Katie A. Lorenson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katie A. Lorenson Katie A. Lorenson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2023

/s/ Alan A. Villalon Alan A. Villalon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2023

/s/ Jerrod K. Hanson Jerrod K. Hanson	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 10, 2023

/s/ Daniel E. Coughlin Daniel E. Coughlin	Director	March 10, 2023

/s/ Kevin D. Lemke Kevin D. Lemke	Director	March 10, 2023

/s/ Michael S. Mathews Michael S. Mathews	Director	March 10, 2023

/s/ Randy L. Newman Randy L. Newman	Director	March 10, 2023

/s/ Galen G. Vetter Galen G. Vetter	Director	March 10, 2023

/s/ Mary E. Zimmer Mary E. Zimmer	Director	March 10, 2023

/s/ Janet O. Estep Janet O. Estep	Director	March 10, 2023