Form 10-Q
period 2023-03-31
ALERUS FINANCIAL CORP
filed 2023-05-08
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding at April 30, 2023 was $20,066,807.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$145,181	$58,242
Investment securities
Available-for-sale, at fair value	705,825	717,324
Held-to-maturity, at carrying value (allowance for credit losses on investments of $223 March 31, 2023)	313,648	321,902
Loans held for sale	16,900	9,488
Loans	2,486,625	2,443,994
Allowance for credit losses on loans	(35,102)	(31,146)
Net loans	2,451,523	2,412,848
Land, premises and equipment, net	17,631	17,288
Operating lease right-of-use assets	5,122	5,419
Accrued interest receivable	12,983	12,869
Bank-owned life insurance	32,583	33,991
Goodwill	47,087	47,087
Other intangible assets	21,131	22,455
Servicing rights	2,421	2,643
Deferred income taxes, net	41,620	42,369
Other assets	73,118	75,712
Total assets	$3,886,773	$3,779,637
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$792,977	$860,987
Interest-bearing	2,239,001	2,054,497
Total deposits	3,031,978	2,915,484
Short-term borrowings	372,145	378,080
Long-term debt	58,872	58,843
Operating lease liabilities	5,545	5,902
Accrued expenses and other liabilities	59,115	64,456
Total liabilities	3,527,655	3,422,765
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 20,066,807 and 19,991,681 issued and outstanding	20,067	19,992
Additional paid-in capital	154,818	155,095
Retained earnings	280,540	280,426
Accumulated other comprehensive income (loss)	(96,307)	(98,641)
Total stockholders’ equity	359,118	356,872
Total liabilities and stockholders’ equity	$3,886,773	$3,779,637

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2023	2022
Interest Income
Loans, including fees	$30,933	$17,292
Investment securities
Taxable	5,951	5,440
Exempt from federal income taxes	190	216
Other	735	116
Total interest income	37,809	23,064
Interest Expense
Deposits	9,104	829
Short-term borrowings	4,393	—
Long-term debt	654	562
Total interest expense	14,151	1,391
Net interest income	23,658	21,673
Provision for credit losses	550	—
Net interest income after provision for credit losses	23,108	21,673
Noninterest Income
Retirement and benefit services	15,482	17,646
Wealth management	5,194	5,326
Mortgage banking	1,717	4,931
Service charges on deposit accounts	301	363
Other	2,559	1,204
Total noninterest income	25,253	29,470
Noninterest Expense
Compensation	19,158	19,051
Employee taxes and benefits	5,853	6,162
Occupancy and equipment expense	1,899	2,051
Business services, software and technology expense	5,324	4,924
Intangible amortization expense	1,324	1,053
Professional fees and assessments	1,152	1,541
Marketing and business development	686	600
Supplies and postage	460	646
Travel	248	179
Mortgage and lending expenses	497	686
Other	1,268	1,178
Total noninterest expense	37,869	38,071
Income before income taxes	10,492	13,072
Income tax expense	2,306	2,888
Net income	$8,186	$10,184
Per Common Share Data
Basic earnings per common share	$0.41	$0.58
Diluted earnings per common share	$0.40	$0.57
Dividends declared per common share	$0.18	$0.16
Average common shares outstanding	20,028	17,244
Diluted average common shares outstanding	20,246	17,500

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Net Income	$8,186	$10,184
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	4,928	(50,725)
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(87)	(101)
Net change in unrealized gain (losses) on derivatives	(1,725)	—
Total other comprehensive income (loss), before tax	3,116	(50,826)
Income tax expense (benefit) related to items of other comprehensive income (loss)	782	(12,757)
Other comprehensive income (loss), net of tax	2,334	(38,069)
Total comprehensive income (loss)	$10,520	$(27,885)

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	$19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	8,186	—	8,186
Other comprehensive income (loss)	—	—	—	2,334	2,334
Common stock repurchased	(17)	(344)	—	—	(361)
Common stock dividends	—	—	(3,620)	—	(3,620)
Share‑based compensation expense	—	159	—	—	159
Vesting of restricted stock	92	(92)	—	—	—
Balance as of March 31, 2023	$20,067	$154,818	$280,540	$(96,307)	$359,118

	Three months ended March 31, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	10,184	—	10,184
Other comprehensive income (loss)	—	—	—	(38,069)	(38,069)
Common stock repurchased	(20)	(587)	—	—	(607)
Common stock dividends	—	—	(2,784)	—	(2,784)
Share‑based compensation expense	—	378	—	—	378
Vesting of restricted stock	96	(96)	—	—	—
Balance as of March 31, 2022	$17,289	$92,573	$260,967	$(42,324)	$328,505

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Operating Activities
Net income	$8,186	$10,184
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	1,459	854
Provision for credit losses	550	—
Depreciation and amortization	2,130	2,083
Amortization and accretion of premiums/discounts on investment securities	527	1,010
Amortization of operating lease right-of-use assets	(43)	(19)
Stock-based compensation	159	378
Originations on loans held for sale	(56,347)	(151,709)
Proceeds on loans held for sale	50,381	179,347
Increase (decrease) in value of bank-owned life insurance	1,408	(202)
Realized loss (gain) on sale of fixed assets	(28)	—
Realized loss (gain) on derivative instruments	(253)	4
Realized loss (gain) on loans sold	(1,344)	(3,097)
Realized loss (gain) on sale of foreclosed assets	8	(8)
Realized loss (gain) on servicing rights	38	(51)
Net change in:
Accrued interest receivable	(114)	21
Other assets	2,080	(4,371)
Accrued expenses and other liabilities	(8,352)	863
Net cash provided (used) by operating activities	445	35,287
Investing Activities
Proceeds from maturities of investment securities available-for-sale	16,139	31,665
Purchases of investment securities available-for-sale	—	(95,640)
Proceeds from calls of investment securities held-to-maturity	126	515
Proceeds from maturities of investment securities held-to-maturity	7,578	10,851
Net (increase) decrease in loans	(42,801)	(59,910)
Net (increase) decrease in FHLB stock	(225)	(440)
Purchases of premises and equipment	(923)	(130)
Proceeds from sales of foreclosed assets	22	57
Net cash provided (used) by investing activities	(20,084)	(113,032)
Financing Activities
Net increase (decrease) in deposits	116,494	(28,284)
Net increase (decrease) in short-term borrowings	(5,935)	—
Repayments of long-term debt	—	(59)
Cash dividends paid on common stock	(3,620)	(2,784)
Repurchase of common stock	(361)	(607)
Net cash provided (used) by financing activities	106,578	(31,734)
Net change in cash and cash equivalents	86,939	(109,479)
Cash and cash equivalents at beginning of period	58,242	242,311
Cash and cash equivalents at end of period	$145,181	$132,832

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
Supplemental Cash Flow Disclosures	2023	2022
Cash paid for:
Interest	$15,167	$926
Income taxes	—	12
Non-cash information
Loan collateral transferred to foreclosed assets	—	29
Unrealized gain (loss) on investment securities available-for-sale	2,421	(37,968)
Accretion of unrealized (gain) loss on investment securities held-to-maturity	(87)	(101)
Right-of-use assets obtained in exchange for new operating lease liabilities	257	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles in the United States of America, or GAAP, for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.

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

Material estimates that are particularly susceptible to significant change in the near term include the valuation of investment securities, determination of the allowance for credit losses, valuation of reporting units for the purpose of testing goodwill and other intangible assets for impairment, valuation of deferred tax assets, and fair values of financial instruments.

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

Allowance for credit losses

Investment securities available-for-sale. For available-for-sale investment securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in fair value below the amortized cost basis, or impairment, is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses, or ACL, related to investment securities available-for-sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale investment security or is required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available-for-sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Accrued interest receivable is excluded from the estimate of credit losses.

Investment securities held-to-maturity. Management measures expected credit losses on held-to-maturity investment securities on a collective basis by major security type. The Company evaluates held-to-maturity investment securities by credit rating and an external study, updated annually, that includes historical information such as probability of default and loss going back several years. Accrued interest receivable on held-to-maturity investment securities is excluded from the estimate of credit losses.

Loans held for investment. Under the current expected credit loss, or CECL, model the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.

The Company estimates the ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premium, discount and net deferred fees or costs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made the policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a charge to provision for credit losses when the Company deems all or a portion of the financial asset will be uncollectible; the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgement to determine when a financial asset is deemed uncollectible; however, generally, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

Upon the adoption of the CECL model, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Upon the adoption of the CECL model, the ACL was determined for each pool and added to the pools’ carrying amount to establish a new amortized cost basis. Loans that do not share similar risk characteristics are evaluated on an individual basis.

Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Historical loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current loan-specific risk characteristics such as different underwriting standards, portfolio mix, delinquency level, or life of the loan, as well as changes in environmental conditions, levels of economic activity, unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical loss information.

Ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration and other forecasts.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. The ACL on individually evaluated loans is recognized on the basis of the present value of expected future cash flows discounted at the effective interest rate, the fair value of collateral adjusted of estimated costs to sell, or observable market price as of the relevant date.

Reserve for off-balance sheet credit exposures. In estimating expected credit losses for off-balance sheet credit exposures, the Company is required to estimate expected credit losses over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancellable for accounting purposes, the Company must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance sheet credit exposure segments share the same risk characteristics as portfolio loans. The Company incorporates a probability of funding and utilizes the ACL loss rates to calculate the reserve. The reserve for off-balance sheet credit exposure is carried on the balance sheet in accrued expenses and other liabilities rather than as a component of the allowance. The reserve for off-balance sheet credit exposure is adjusted as a provision for off-balance sheet credit exposure reported as a component of the provision for credit loss expense in the accompanying unaudited Consolidated Statements of Income.

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2023.

Adopted Pronouncements

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The measurement of expected credit losses under the CECL accounting standard is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition, ASC 326 made changes to the accounting for held-to-maturity debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write-down.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, off-balance sheet credit exposures, and held-to-maturity securities. Results for reporting periods beginning after December 31, 2022, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $4.5 million as of January 1, 2023, for the cumulative effect of adopting ASC 326.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether purchased credit impaired, or PCI, assets met the criteria of purchased credit deteriorated, or PCD, assets as of the date of adoption.

The following table illustrates the impact of ASC 326:

	January 1, 2023
	As reported		Pre-tax impact of
(dollars in thousands)	under	Pre-ASC 326	ASC 326
Assets:	ASC 326	Adoption	Adoption
Investments
Held-to-maturity
Obligations of state and political agencies	$110	$—	$110
Mortgage backed securities
Residential agency	62	—	62
Total allowance for held-to-maturity investment securities	172	—	172
Loans
Commercial
Commercial and industrial	8,296	9,158	(862)
Real estate construction	3,964	1,446	2,518
Commercial real estate	12,264	12,688	(424)
Total commercial	24,524	23,292	1,232
Consumer
Residential real estate first mortgage	7,849	5,769	2,080
Residential real estate junior lien	1,222	1,289	(67)
Other revolving and installment	424	528	(104)
Total consumer	9,495	7,586	1,909
Unallocated	984	268	716
Total allowance for loans	35,003	31,146	3,857
Allowance for credit losses on loans and investments securities	$35,175	$31,146	$4,029
Liabilities:
Allowance for credit losses on unfunded commitments	$5,159	$3,244	$1,915

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. ASU 2022-01 updates guidance in Topic 815, to expand the scope of the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interest secured by a portfolio of financial instruments on a prospective basis. Additionally, ASU 2022-01 clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, ASU 2022-01 clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-01 effective January 1, 2023 and entered into a fair value hedge agreement on February 10, 2023 and adopted the portfolio layer method of accounting for this transaction. This adoption had no impact on our consolidated financial statements as we did not have any hedged assets using the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings, or TDRs, by creditors in Subtopic 310-40. Receivables – Troubled Debt Restructurings by Creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, this amendment also has vintage disclosures that require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20 Financial Instruments – Credit Losses – Measured at Amortized Cost. For entities that had not yet adopted the amendment in AS 2016-13, the effective date for the amendments in this update are same as the effective date for ASU 2016-13. The Company adopted this ASU on January 1, 2023, and had no loans experience financial difficulty in the current period.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, and fair value of the available-for-sale investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,264	$15	$(12)	$—	$3,267
Mortgage backed securities
Residential agency	691,334	1	(109,716)	—	581,619
Commercial	69,011	—	(6,240)	—	62,771
Asset backed securities	32	—	—	—	32
Corporate bonds	69,499	—	(11,363)	—	58,136
Total available-for-sale investment securities	833,140	16	(127,331)	—	705,825
Held-to-maturity
Obligations of state and political agencies	132,433	—	(14,149)	117	118,284
Mortgage backed securities
Residential agency	181,438	—	(31,848)	106	149,590
Total held-to-maturity investment securities	313,871	—	(45,997)	223	267,874
Total investment securities	$1,147,011	$16	$(173,328)	$223	$973,699

	December 31, 2022
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,518	$19	$(17)	N/A	$3,520
Mortgage backed securities
Residential agency	705,845	2	(118,168)	N/A	587,679
Commercial	70,669	—	(7,111)	N/A	63,558
Asset backed securities	34	—	—	N/A	34
Corporate bonds	69,501	—	(6,968)	N/A	62,533
Total available-for-sale investment securities	849,567	21	(132,264)	N/A	717,324
Held-to-maturity
Obligations of state and political agencies	137,787	—	(17,736)	N/A	120,051
Mortgage backed securities
Residential agency	184,115	—	(33,254)	N/A	150,861
Total held-to-maturity investment securities	321,902	—	(50,990)	N/A	270,912
Total investment securities	$1,171,469	$21	$(183,254)	N/A	$988,236

Accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of March 31, 2023 the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $2.2 million and $1.0 million, respectively. As of December 31, 2022, the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $1.9 million and $1.5 million, respectively.

The following table presents investment securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023:

	March 31, 2023
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(12)	$427	$—	$—	$(12)	$427
Mortgage backed securities
Residential agency	(63)	2,575	(109,653)	578,913	(109,716)	581,488
Commercial	(300)	4,941	(5,940)	57,830	(6,240)	62,771
Asset backed securities	—	30	—	2	—	32
Corporate bonds	(2,075)	14,900	(9,288)	43,236	(11,363)	58,136
Total available-for-sale investment securities	$(2,450)	$22,873	$(124,881)	$679,981	$(127,331)	$702,854

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022, were as follows:

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

Unrealized losses on available-for-sale investments securities have not been recognized into income because the issuers’ bonds are of high credit quality. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds. The Company expects that it could see a continued increase in unrealized losses if the Federal Reserve continues to raise interest rates.

The following table presents amortized cost and fair value of available-for-sale investment securities and the carrying value and fair value of held-to-maturity investment securities as of March 31, 2023, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$5,797	$5,692	$—	$—
Due after one year through five years	40,296	37,454	17,549	16,463
Due after five years through ten years	69,945	60,959	78,819	66,742
Due after 10 years	16,395	14,179	45,438	41,001
	132,433	118,284	141,806	124,206
Mortgage-backed securities
Residential agency	181,438	149,590	691,334	581,619
Total investment securities	$313,871	$267,874	$833,140	$705,825

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $368.0 million and $260.7 million were pledged as of March 31, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

The company had no sales or calls of available-for-sale investment securities, for the three months ended March 31, 2023 and 2022

Proceeds from the call of held-to-maturity investment securities, for the three months ended March 31, 2023 and 2022, are displayed in the table below:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Proceeds	$126	$515
Realized gains	—	—
Realized losses	—	—

As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Federal Reserve	$4,623	$4,595
FHLB	19,587	19,362

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2023, the conversion ratio was 1.5991. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,072 Class A equivalents) that the Company owned as of March 31, 2023 and December 31, 2022, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses on Loans

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$553,578	$583,876
Real estate construction	108,776	97,810
Commercial real estate	934,324	881,670
Total commercial	1,596,678	1,563,356
Consumer
Residential real estate first mortgage	698,002	679,551
Residential real estate junior lien	152,281	150,479
Other revolving and installment	39,664	50,608
Total consumer	889,947	880,638
Total loans	$2,486,625	$2,443,994

Total loans included net deferred loan fees and costs of $800 thousand and $919 thousand at March 31, 2023 and December 31, 2022, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $6.9 million as of March 31, 2023.

Accrued interest receivable on loans is recorded within accrued interest receivable and totaled $9.2 million at both March 31, 2023 and December 31, 2022.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurements of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$552,921	$300	$—	$357	$553,578
Real estate construction	108,336	—	—	440	108,776
Commercial real estate	933,266	162	—	896	934,324
Total commercial	1,594,523	462	—	1,693	1,596,678
Consumer
Residential real estate first mortgage	697,012	566	—	424	698,002
Residential real estate junior lien	151,703	578	—	—	152,281
Other revolving and installment	39,484	179	—	1	39,664
Total consumer	888,199	1,323	—	425	889,947
Total loans	$2,482,722	$1,785	$—	$2,118	$2,486,625

	December 31, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$580,288	$2,426	$—	$1,162	$583,876
Real estate construction	97,370	—	—	440	97,810
Commercial real estate	879,830	368	—	1,472	881,670
Total commercial	1,557,488	2,794	—	3,074	1,563,356
Consumer
Residential real estate first mortgage	677,471	1,545	—	535	679,551
Residential real estate junior lien	149,918	377	—	184	150,479
Other revolving and installment	50,360	247	—	1	50,608
Total consumer	877,749	2,169	—	720	880,638
Total loans	$2,435,237	$4,963	$—	$3,794	$2,443,994

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of March 31, 2023:

	As of March 31, 2023
	Nonaccrual		90 Days
	with no Allowance		or More
(dollars in thousands)	for Credit Losses	Nonaccrual	Past Due
Commercial
Commercial and industrial	$—	$357	$—
Real estate construction	—	440	—
Commercial real estate	—	896	—
Total commercial	—	1,693	—
Consumer
Residential real estate first mortgage	120	424	—
Residential real estate junior lien	—	—	—
Other revolving and installment	—	1	—
Total consumer	120	425	—
Total loans	$120	$2,118	$—

Loans with a carrying value of $1.6 billion as of March 31, 2023 and $1.5 billion as of December 31, 2022, were pledged to secure public deposits, and for other purposes required or permitted by law.

A loan for which the terms have been modified resulting in a concession represents a loan experiencing financial difficulty. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an other than significant payment delay, or some combination of similar types of modifications. During the first quarter of 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

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

The Company assigns a risk rating to all commercial loans, except pools of homogeneous loans, and performs detailed internal and external reviews of risk rated loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the estimated fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan.

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

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$40,436	$142,529	$92,778	$88,486	$42,374	$22,866	$98,960	$528,429
Substandard	—	1,970	1,033	6	440	749	20,951	25,149
Subtotal	40,436	144,499	93,811	88,492	42,814	23,615	119,911	553,578
Real estate construction
Pass	—	41,291	31,177	27,531	8,337	—	—	108,336
Substandard	—	—	—	440	—	—	—	440
Subtotal	—	41,291	31,177	27,971	8,337	—	—	108,776
Commercial real estate
Pass	63,474	295,580	165,134	155,213	120,223	121,249	5,423	926,296
Substandard	—	—	1,559	—	4,157	2,312	—	8,028
Subtotal	63,474	295,580	166,693	155,213	124,380	123,561	5,423	934,324
Residential real estate first mortgage
Pass	26,898	194,425	228,747	116,075	36,246	94,149	1,293	697,833
Special mention	—	61	—	—	—	—	—	61
Substandard	—	—	—	—	—	108	—	108
Subtotal	26,898	194,486	228,747	116,075	36,246	94,257	1,293	698,002
Residential real estate junior lien
Pass	3,005	12,380	6,864	5,278	2,136	5,260	116,948	151,871
Substandard	—	—	—	—	—	—	410	410
Subtotal	3,005	12,380	6,864	5,278	2,136	5,260	117,358	152,281
Other revolving and installment
Pass	1,674	9,968	1,685	7,278	3,075	2,768	13,215	39,663
Substandard	—	—	—	—	—	1	—	1
Subtotal	1,674	9,968	1,685	7,278	3,075	2,769	13,215	39,664
Total loans	$135,487	$698,204	$528,977	$400,307	$216,988	$249,462	$257,200	$2,486,625

The following table sets forth the risk category of loans by class of loans and credit quality indicator used on the most recent analysis performed as of December 31, 2022:

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

The adequacy of the allowance for credit losses on loans is assessed at the end of each quarter. The allowance for credit losses is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Historical data is evaluated in multiple components of the expected credit loss, including the reasonable and supportable forecast of each loan segment. The historical experience is used to infer probability of default and loss given the reasonable and supportable forecast period. Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management, along with other credit-related analytics as deemed appropriate.

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for credit losses on loans for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,158	$(862)	$(377)	$(175)	$56	$7,800
Real estate construction	1,446	2,518	442	—	—	4,406
Commercial real estate	12,688	(424)	69	—	11	12,344
Total commercial	23,292	1,232	134	(175)	67	24,550
Consumer
Residential real estate first mortgage	5,769	2,080	209	—	2	8,060
Residential real estate junior lien	1,289	(67)	126	(77)	6	1,277
Other revolving and installment	528	(104)	(117)	(5)	12	314
Total consumer	7,586	1,909	218	(82)	20	9,651
Unallocated	268	716	(83)	—	—	901
Total	$31,146	$3,857	$269	$(257)	$87	$35,102
(1)	The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $230 thousand related to off-balance sheet credit exposures and $51 thousand related to investment securities held-to-maturity.

	Three months ended March 31, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$771	$(27)	$126	$9,795
Real estate construction	783	27	—	—	810
Commercial real estate	12,376	(441)	—	11	11,946
Total commercial	22,084	357	(27)	137	22,551
Consumer
Residential real estate first mortgage	6,532	129	—	—	6,661
Residential real estate junior lien	1,295	92	—	13	1,400
Other revolving and installment	481	145	(18)	36	644
Total consumer	8,308	366	(18)	49	8,705
Unallocated	1,180	(723)	—	—	457
Total	$31,572	$—	$(45)	$186	$31,713

The following table presents, by loan portfolio segment, a summary of charge-offs, by vintage, for the three months ended March 31, 2023:

	Gross Charge-offs for the three months ended March 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial
Commercial and industrial	$(16)	$—	$—	$—	$(159)	$—	$(175)
Real estate construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Total commercial	(16)	—	—	—	(159)	—	(175)
Consumer
Residential real estate first mortgage	—	—	—	—	—	—	—
Residential real estate junior lien	—	—	—	—	—	(77)	(77)
Other revolving and installment	—	(2)	—	—	(3)	—	(5)
Total consumer	—	(2)	—	—	(3)	(77)	(82)
Total loans	$(16)	$(2)	$—	$—	$(162)	$(77)	$(257)

The following tables present the amortized cost and the related allowance for credit losses on loans, by portfolio segment, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost			Allowance for Credit Losses on Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
(dollars in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial
Commercial and industrial	$1,095	$552,483	$553,578	$215	$7,585	$7,800
Real estate construction	262	108,514	108,776	—	4,406	4,406
Commercial real estate	896	933,428	934,324	—	12,344	12,344
Total commercial	2,253	1,594,425	1,596,678	215	24,335	24,550
Consumer
Residential real estate first mortgage	424	697,578	698,002	73	7,987	8,060
Residential real estate junior lien	—	152,281	152,281	—	1,277	1,277
Other revolving and installment	1	39,663	39,664	—	314	314
Total consumer	425	889,522	889,947	73	9,578	9,651
Unallocated	—	—	—	—	—	901
Total loans	$2,678	$2,483,947	$2,486,625	$288	$33,913	$35,102

	December 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,313	$582,563	$583,876	$275	$8,883	$9,158
Real estate construction	262	97,548	97,810	97	1,349	1,446
Commercial real estate	1,472	880,198	881,670	582	12,106	12,688
Total commercial	3,047	1,560,309	1,563,356	954	22,338	23,292
Consumer
Residential real estate first mortgage	535	679,016	679,551	—	5,769	5,769
Residential real estate junior lien	184	150,295	150,479	—	1,289	1,289
Other revolving and installment	1	50,607	50,608	—	528	528
Total consumer	720	879,918	880,638	—	7,586	7,586
Unallocated	—	—	—	—	—	268
Total loans	$3,767	$2,440,227	$2,443,994	$954	$29,924	$31,146

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$—	$120	$—	$120	$60
Total commercial	—	120	—	120	60
Consumer
Residential real estate first mortgage	424	—	—	—	10
Total consumer	424	—	—	—	10
Total loans	$424	$120	$—	$120	$70

Pre-ASC 326 Adoption impaired loan disclosures

The table below summarizes key information on impaired loans as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$675	$711	$275
Real estate construction	262	440	97
Commercial real estate	896	900	582
Residential real estate first mortgage	—	—	—
Total impaired loans with a valuation allowance	1,833	2,051	954
Impaired loans without a valuation allowance
Commercial and industrial	638	767	—
Real estate construction	—	—	—
Commercial real estate	576	660	—
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans without a valuation allowance	1,934	2,219	—
Total impaired loans
Commercial and industrial	1,313	1,478	275
Real estate construction	262	440	97
Commercial real estate	1,472	1,560	582
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans	$3,767	$4,270	$954

The table below presents the average recorded investment in impaired loans and interest income for the three months ended March 31, 2023:

	2022
	Average
	Recorded	Interest
(dollars in thousands)	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$528	$3
Commercial real estate	180	2
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	—
Other revolving and installment	41	—
Total impaired loans with a valuation allowance	749	5
Impaired loans without a valuation allowance
Commercial and industrial	1,126	—
Real estate construction	—	—
Commercial real estate	642	—
Residential real estate first mortgage	1,759	—
Residential real estate junior lien	230	—
Other revolving and installment	9	—
Total impaired loans without a valuation allowance	3,766	—
Total impaired loans
Commercial and industrial	1,654	3
Real estate construction	—	—
Commercial real estate	822	2
Residential real estate first mortgage	1,759	—
Residential real estate junior lien	230	—
Other revolving and installment	50	—
Total impaired loans	$4,515	$5

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Banking	$35,260	$35,260
Retirement and benefit services	11,827	11,827
Total goodwill	$47,087	$47,087

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of March 31, 2023.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(26,935)	$14,488	$41,423	$(25,927)	$15,496
Core deposit intangible assets	7,592	(949)	6,643	7,592	(633)	6,959
Total intangible assets	$49,015	$(27,884)	$21,131	$49,015	$(26,560)	$22,455

Amortization of intangible assets was $1.3 million and $1.1 million for the three months ended March 31, 2023, and 2022, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $374.5 million and $357.2 million as of March 31, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Balance, beginning of period	$2,643	$1,880
Additions	3	4
Amortization	(184)	(159)
Fair value adjustments	(41)	46
Balance, end of period	$2,421	$1,771

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2023 and December 31, 2022. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Fair value of servicing rights	$2,421	$2,643
Weighted-average remaining term, years	20.4	20.5
Prepayment speeds	6.8%	6.9%
Discount rate	10.5%	10.5%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2032. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of March 31, 2023 and December 31, 2022:

		March 31,	December 31,
(dollars in thousands)		2023	2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,122	$5,419
Total lease right-of-use assets		$5,122	$5,419
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$5,545	$5,902
Total lease liabilities		$5,545	$5,902

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

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term, years
Operating leases	5.6	5.0
Weighted-average discount rate
Operating leases	3.3%	3.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Lease costs
Operating lease cost	$581	$411
Variable lease cost	225	213
Short-term lease cost	43	45
Finance lease cost
Interest on lease liabilities	—	4
Amortization of right-of-use assets	—	29
Sublease income	(60)	(57)
Net lease cost	$789	$645
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$479	$392
Right-of-use assets obtained in exchange for new operating lease liabilities	257	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
March 31, 2024	$1,881
March 31, 2025	1,190
March 31, 2026	1,089
March 31, 2027	799
March 31, 2028	330
Thereafter	810
Total future minimum lease payments	$6,099
Amounts representing interest	(554)
Total operating lease liabilities	$5,545

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Noninterest-bearing	$792,977	$860,987
Interest-bearing
Interest-bearing demand	817,675	706,275
Savings accounts	99,742	99,882
Money market savings	1,076,166	1,035,981
Time deposits	245,418	212,359
Total interest-bearing	2,239,001	2,054,497
Total deposits	$3,031,978	$2,915,484

Certificates of deposit in excess of $250,000 totaled $58.6 million and $51.1 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 9 Short-Term Borrowings

Short-term borrowings at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Fed funds purchased	$372,145	$153,080
FHLB short-term advances	—	225,000
Total	$372,145	$378,080

The following table presents information related to short-term borrowings for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Fed funds purchased
Balance as of end of period	$372,145	$—
Average daily balance	290,187	—
Maximum month-end balance	393,600	—
Weighted-average rate
During period	4.84%	—%
End of period	5.05%	—%
FHLB short-term advances
Balance as of end of period	$—	$—
Average daily balance	80,000	—
Maximum month-end balance	225,000	—
Weighted-average rate
During period	4.69%	—%
End of period	—%	—%

NOTE 10 Long-Term Debt

Long-term debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,549	Three-month LIBOR + 3.10%	8.23%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,323	Three-month LIBOR + 1.80%	6.67%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,872

	December 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,537	Three-month LIBOR + 3.10%	7.82%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,306	Three-month LIBOR + 1.80%	6.57%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,843

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

A summary of the contractual amounts of the Bank’s exposure to off-balance sheet risk as of March 31, 2023 and December 31, 2022, respectively, was as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$830,636	$806,431
Standby letters of credit	12,924	13,089
Total	$843,560	$819,520

The Company recorded an allowance for credit losses on unfunded commitments of $3.2 million as of December 31, 2022. Upon the adoption of CECL, the Company recorded an additional $1.9 million reserve for unfunded commitments. During the first quarter of 2023, the Company recorded an additional $230 thousand in provision for credit losses on unfunded commitments for a total of $5.2 million of allowance for credit losses on unfunded commitments as of March 31, 2023.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of March 31, 2023 or December 31, 2022. With the Bank of North Dakota, the Company had a $70.0 million letter of credit outstanding as of March 31, 2023 and no letters of credit outstanding with the Bank of North Dakota as of December 31, 2022. The Bank of North Dakota letter of credit was collateralized by loans pledged to the Bank of North Dakota in the amount of $223.2 million and $215.5 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 12 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2023, 828,400 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $159 thousand and $378 thousand for the three months ended March 31, 2023, and 2022, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023		2022
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	238,929	$23.66	260,850	$21.04
Granted	82,810	20.85	70,850	28.39
Vested	(91,867)	21.29	(96,618)	18.66
Forfeited or cancelled	(22,204)	21.39	(2,209)	22.75
Outstanding at end of period	207,668	$23.83	232,873	$23.33

As of March 31, 2023, there was $3.3 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,203	21.0%	$2,745	21.0%
Tax effect of:
Tax exempt income	(144)	(1.4)%	(117)	(0.9)%
State income taxes, net of federal benefits	461	4.4%	579	4.4%
Nondeductible items and other	(214)	(2.0)%	(319)	(2.4)%
Applicable income taxes	$2,306	22.0%	$2,888	22.1%

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

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$15,471	$17,906	$15,559
Total		$17,906	$15,471	$17,906	$15,559

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$360	$(227)	$—	$—
Total	$360	$(227)	$—	$—
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The financial information presented for each segment includes net interest income, provision for credit losses, direct noninterest income, and direct noninterest expense, before indirect allocations. Corporate Administration includes the indirect overhead and is set forth in the table below. The segment net income before taxes represents direct revenue and expense before indirect allocations and income taxes.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended March 31, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$24,151	$—	$—	$161	$(654)	$23,658
Provision for credit losses	550	—	—	—	—	550
Noninterest income	2,822	15,482	5,194	1,717	38	25,253
Intercompany revenue (expense)	(3,047)	1,341	(167)	225	1,648	—
Noninterest expense	13,955	7,303	1,518	2,781	12,312	37,869
Net income (loss) before taxes	$9,421	$9,520	$3,509	$(678)	$(11,280)	$10,492

	Three months ended March 31, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$21,525	$—	$—	$709	$(561)	$21,673
Provision for credit losses	—	—	—	—	—	—
Noninterest income	1,538	17,646	5,326	4,931	29	29,470
Intercompany revenue (expense)	(1,159)	(403)	(513)	494	1,581	—
Noninterest expense	11,755	8,080	1,329	5,514	11,393	38,071
Net income (loss) before taxes	$10,149	$9,163	$3,484	$620	$(10,344)	$13,072

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

NOTE 16 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three months ended March 31, 2023 and 2022 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2023	2022
Net income	$8,186	$10,184
Dividends and undistributed earnings allocated to participating securities	57	125
Net income available to common shareholders	$8,129	$10,059
Weighted-average common shares outstanding for basic earnings per share	20,028	17,244
Dilutive effect of stock-based awards	218	256
Weighted-average common shares outstanding for diluted earnings per share	20,246	17,500
Earnings per common share:
Basic earnings per common share	$0.41	$0.58
Diluted earnings per common share	$0.40	$0.57

NOTE 17 Derivative Instruments

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Designated as hedging instruments:	Consolidated Balance Sheet Location
Fair value hedges:
Interest rate swaps	Accrued expenses and other liabilities	$1,725	$200,000	$—	$—
Total derivatives designated as hedging instruments		$1,725	$200,000	$—	$—
Not designated as hedging instruments:
Asset Derivatives
Interest rate swaps	Other assets	$5,346	$43,073	$6,277	$43,430
Interest rate lock commitments	Other assets	358	19,180	121	10,462
Forward loan sales commitments	Other assets	1	280	7	351
Total asset derivatives not designated as hedging instruments		$5,705	$62,533	$6,405	$54,243
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$5,346	$43,073	$6,277	$43,430
To-be-announced mortgage backed securities	Accrued expenses and other liabilities	105	38,000	26	25,750
Total liability derivatives not designated as hedging instruments		$5,451	$81,073	$6,303	$69,180

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value hedges.

Fair value hedges: Derivatives are designated as fair value hedges to limit the Company’s exposure to changes in the fair value of assets or liabilities due to movements in interest rates. During the first quarter of 2023, the Company entered into an interest rate swap, with an effective date of February 10, 2023. This transaction was designated a fair value hedge of certain mortgage-backed investment securities. The Company will pay the counterparty a fixed rate of 4.019% and will receive a floating rate based on the Secured Overnight Financing Rate. The fair value hedge has a maturity date of February 10, 2026. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line items.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	March 31, 2023
		Cumulative Fair
		Value Hedging
		Adjustment in the
	Carrying Amount	Carrying Amount of
	of Hedge Assets/	Hedged Assets/
	Liabilities	Liabilities
(dollars in thousands)
Mortgage-backed securities
Residential agency	$297,038	$1,723
Total	$297,038	$1,723

Derivatives Not Designated as Hedging Instruments

Interest rate swaps: The Company periodically enters into commercial loan interest rate swap agreements in order to provide commercial loan customers with the ability to convert from variable to fixed interest rates. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer, while simultaneously entering into an offsetting interest rate swap with an institutional counterparty.

Interest rate lock commitments, forward loan sales commitments & TBA mortgage backed securities: The Company enters into forward delivery contracts to sell mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.

The gain (loss) recognized on derivative instruments for the three months ended March 31, 2023 and 2022 was as follows:

(dollars in thousands)	Consolidated Statements	Three months ended March 31,
Derivatives designated as hedging instruments	of Income Location	2023	2022
Interest rate swaps	Interest income	$(2)	$—
Total gain (loss) from derivatives designated as hedging instruments		$(2)	$—
Derivatives not designated as hedging instruments
Interest rate swaps	Other noninterest income	$—	$—
Interest rate lock commitments	Mortgage banking	340	(710)
Forward loan sales commitments	Mortgage banking	(6)	(490)
To-be-announced mortgage backed securities	Mortgage banking	(173)	2,503
Total gain (loss) from derivatives not designated as hedging instruments		$161	$1,303

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. The amount of collateral posted with third parties was $290 thousand at March 31, 2023 and $309 thousand at December 31, 2022. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at March 31, 2023 and December 31, 2022, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2023 and December 31, 2022:

	March 31, 2023
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$390,762	13.30%	$132,201	4.50%	$	N/A	N/A
Bank	371,878	12.67%	132,108	4.50%		190,823	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	399,634	13.60%	176,269	6.00%		N/A	N/A
Bank	371,878	12.67%	176,144	6.00%		234,858	8.00%
Total capital to risk weighted assets
Consolidated	484,736	16.50%	235,025	8.00%		N/A	N/A
Bank	406,981	13.86%	234,858	8.00%		293,573	10.00%
Tier 1 capital to average assets
Consolidated	399,634	11.00%	181,713	4.00%		N/A	N/A
Bank	371,878	10.24%	145,300	4.00%		185,625	5.00%

	December 31, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$389,335	13.39%	$130,862	4.50%	$	N/A	N/A
Bank	370,749	12.76%	130,791	4.50%		188,920	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	398,179	13.69%	174,482	6.00%		N/A	N/A
Bank	370,749	12.76%	174,388	6.00%		232,517	8.00%
Total capital to risk weighted assets
Consolidated	479,325	16.48%	232,643	8.00%		N/A	N/A
Bank	401,895	13.83%	232,517	8.00%		290,646	10.00%
Tier 1 capital to average assets
Consolidated	398,179	11.25%	141,514	4.00%		N/A	N/A
Bank	370,749	10.48%	141,440	4.00%		176,800	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2023, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2023, and December 31, 2022, the Company was in compliance with the aforementioned guidelines.

NOTE 19 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2023, there were no shares repurchased under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,267	$—	$3,267
Mortgage backed securities
Residential agency	—	581,619	—	581,619
Commercial	—	62,771	—	62,771
Asset backed securities	—	32	—	32
Corporate bonds	—	58,136	—	58,136
Total available-for-sale investment securities	$—	$705,825	$—	$705,825
Other assets
Derivatives	$—	$5,705	$—	$5,705
Other liabilities
Derivatives	$—	$7,176	$—	$7,176

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,520	$—	$3,520
Mortgage backed securities
Residential agency	—	587,679	—	587,679
Commercial	—	63,558	—	63,558
Asset backed securities	—	34	—	34
Corporate bonds	—	62,533	—	62,533
Total available-for-sale investment securities	$—	$717,324	$—	$717,324
Other assets
Derivatives	$—	$6,405	$—	$6,405
Other liabilities
Derivatives	$—	$6,303	$—	$6,303

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$16,900	$—	$16,900	$—
Individually evaluated	—	2,390	2,390	288
Servicing rights	—	2,421	2,421	—

	December 31, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$9,488	$—	$9,488	$—
Individually evaluated	—	2,813	2,813	954
Foreclosed assets	—	30	30	—
Servicing rights	—	2,643	2,643	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2023, and December 31, 2022, were as follows:

			March 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,390	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	—	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,421	103-134	113
		Discount rate		10.5%	10.5%

			December 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,813	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	30	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,643	103-137	115
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments in which the ending balances, as of March 31, 2023 and December 31, 2022, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

Short-Term Borrowings and Long-Term Debt

For variable-rate borrowings that reprice frequently, estimated fair values are based on carrying values. The estimated fair values of fixed-rate borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Commitments

Off-balance sheet credit related commitments are generally of short-term nature. The contract amount of such commitments approximates their estimated fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	March 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$145,181	$145,181	$—	$—	$145,181
Investment securities held-to-maturity	313,871	—	267,874	—	267,874
Loans, net	2,451,523	—	—	2,366,306	2,366,306
Accrued interest receivable	12,983	12,983	—	—	12,983
Bank-owned life insurance	32,583	—	32,583	—	32,583
Financial Liabilities
Noninterest-bearing deposits	$792,977	$—	$792,977	$—	$792,977
Interest-bearing deposits	1,993,583	—	1,993,583	—	1,993,583
Time deposits	245,418	—	—	242,109	242,109
Short-term borrowings	372,145	372,145	—	—	372,145
Long-term debt	58,872	—	56,200	—	56,200
Accrued interest payable	1,410	1,410	—	—	1,410

	December 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$58,242	$58,242	$—	$—	$58,242
Investment securities held-to-maturity	321,902	—	270,912	—	270,912
Loans, net	2,412,848	—	—	2,311,956	2,311,956
Accrued interest receivable	12,869	12,869	—	—	12,869
Bank-owned life insurance	33,991	—	33,991	—	33,991
Financial Liabilities
Noninterest-bearing deposits	$860,987	$—	$860,987	$—	$860,987
Interest-bearing deposits	1,842,138	—	1,842,138	—	1,842,138
Time deposits	212,359	—	—	208,550	208,550
Short-term borrowings	378,080	378,080	—	—	378,080
Long-term debt	58,843	—	56,116	—	56,116
Accrued interest payable	2,426	2,426	—	—	2,426

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2023 and 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 13, 2023.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risks associated with our business, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the Current Expected Credit Loss standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including continued rising rates of inflation, the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank and Signature Bank that resulted in the failure of those institutions;
●	our ability to manage liquidity risk, including our need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;

●	fluctuations in the values of securities held in our securities portfolio, including as a result of rising interest rates, which has resulted in unrealized losses in our portfolio;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	our ability to implement our organic and acquisition growth strategies, including the integration of Metro Phoenix Bank which we acquired in 2022;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	the rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions; including the acquisition of Metro Phoenix Bank;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes, including in response to the recent failures of Silicon Valley Bank and Signature Bank;
●	governmental monetary, trade and fiscal policies;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 global pandemic;

●	acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate, as well as the development and implementation of other alternative reference rates;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1.0% excise tax on stock buybacks to publicly traded companies;
●	talent and labor shortages and employee turnover; our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” sections of the reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

On January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2022. Effective January 1, 2023 through March 31, 2023, the significant accounting policy which we believe to be critical in preparing our consolidated financial is the determination of the allowance for credit losses.

Management considers the policies related to the allowance for credit losses critical to the financial statement presentation. The allowance for credit losses is established through the provision for credit losses charged to current earnings. The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 – Significant Accounting Policies in the accompanying notes to the consolidated financial statements in the is report for further discussion on the methodology in establishing the allowance for credit losses.

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

Recent Developments

Shareholder Dividend

On February 21, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.18 per common share. This dividend was paid on April 14, 2023, to stockholders of record at the close of business on March 15, 2023.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2023	2022	2022
Performance Ratios
Return on average total assets	0.88%	1.17%	1.26%
Return on average common equity	9.17%	12.37%	11.78%
Return on average tangible common equity (1)	12.58%	16.63%	14.72%
Noninterest income as a % of revenue	51.63%	48.62%	57.62%
Net interest margin (taxable-equivalent basis)	2.70%	3.09%	2.83%
Efficiency ratio (1)	74.53%	69.62%	72.25%
Average equity to average assets	9.54%	9.44%	10.67%
Net charge-offs/(recoveries) to average loans	0.03%	(0.03)%	(0.03)%
Dividend payout ratio	45.00%	33.96%	28.07%
Per Common Share
Earnings per common share - basic	$0.41	$0.54	$0.58
Earnings per common share - diluted	$0.40	$0.53	$0.57
Dividends declared per common share	$0.18	$0.18	$0.16
Book value per common share	$17.90	$17.85	$19.00
Tangible book value per common share (1)	$14.50	$14.37	$16.07
Average common shares outstanding - basic	20,028	19,988	17,244
Average common shares outstanding - diluted	20,246	20,232	17,500
Other Data
Retirement and benefit services assets under administration/management	$33,404,342	$32,122,520	$35,333,131
Wealth management assets under administration/management	$3,675,684	$3,582,648	$4,584,856
Mortgage originations	$77,728	$126,254	$186,762
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2023	2022	2022
Selected Average Balance Sheet Data
Loans	$2,457,154	$2,359,790	$1,768,226
Investment securities	1,034,288	1,046,441	1,216,256
Assets	3,791,536	3,706,722	3,286,809
Deposits	2,933,022	2,962,931	2,816,828
Fed funds purchased	290,187	86,350	—
Short-term borrowings	80,000	178,533	—
Long-term debt	58,858	58,830	58,908
Stockholders’ equity	361,857	349,812	350,545

	March 31,	December 31,	March 31,
(dollars in thousands)	2023	2022	2022
Selected Period End Balance Sheet Data
Loans	$2,486,625	$2,443,994	$1,818,042
Allowance for credit losses on loans	(35,102)	(31,146)	(31,713)
Investment securities	1,019,473	1,039,226	1,206,483
Assets	3,886,773	3,779,637	3,336,199
Deposits	3,031,978	2,915,484	2,892,267
Long-term debt	58,872	58,843	58,902
Total stockholders’ equity	359,118	356,872	328,505

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2023	2022	2022
Selected Income Statement Data
Net interest income	$23,658	$26,964	$21,673
Provision for credit losses	550	—	—
Noninterest income	25,253	25,517	29,470
Noninterest expense	37,869	37,948	38,071
Income before income taxes	10,492	14,533	13,072
Income tax expense	2,306	3,624	2,888
Net income	$8,186	$10,909	$10,184

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2023	2022	2022
Tangible common equity to tangible assets
Total common stockholders’ equity	$359,118	$356,872	$328,505
Less: Goodwill	47,087	47,087	31,490
Less: Other intangible assets	21,131	22,455	19,197
Tangible common equity (a)	290,900	287,330	277,818
Total assets	3,886,773	3,779,637	3,336,199
Less: Goodwill	47,087	47,087	31,490
Less: Other intangible assets	21,131	22,455	19,197
Tangible assets (b)	3,818,555	3,710,095	3,285,512
Tangible common equity to tangible assets (a)/(b)	7.62%	7.74%	8.46%
Tangible book value per common share
Total common stockholders’ equity	$359,118	$356,872	$328,505
Less: Goodwill	47,087	47,087	31,490
Less: Other intangible assets	21,131	22,455	19,197
Tangible common equity (c)	290,900	287,330	277,818
Total common shares issued and outstanding (d)	20,067	19,992	17,289
Tangible book value per common share (c)/(d)	$14.50	$14.37	$16.07

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2023	2022	2022
Return on average tangible common equity
Net income	$8,186	$10,909	$10,184
Add: Intangible amortization expense (net of tax)	1,046	1,046	832
Net income, excluding intangible amortization (e)	9,232	11,955	11,016
Average total equity	361,857	349,812	350,545
Less: Average goodwill	47,087	46,283	31,490
Less: Average other intangible assets (net of tax)	17,209	18,243	15,569
Average tangible common equity (f)	297,561	285,286	303,486
Return on average tangible common equity (e)/(f)	12.58%	16.63%	14.72%
Efficiency ratio
Noninterest expense	$37,869	$37,948	$38,071
Less: Intangible amortization expense	1,324	1,324	1,053
Adjusted noninterest expense (g)	36,545	36,624	37,018
Net interest income	23,658	26,964	21,673
Noninterest income	25,253	25,517	29,470
Tax-equivalent adjustment	124	124	94
Total tax-equivalent revenue (h)	49,035	52,605	51,237
Efficiency ratio (g)/(h)	74.53%	69.62%	72.25%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2023 was $8.2 million, or $0.40 per diluted common share, a $2.0 million, or 19.6%, decrease as compared to $10.2 million, or $0.57 per diluted common share, for the three months ended March 31, 2022. The decrease in net income was primarily driven by a $4.2 million decrease in noninterest income, partially offset by a $2.0 million increase in net interest income.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2023 and 2022.

Net interest income for the three months ended March 31, 2023, was $23.7 million, an increase of $2.0 million, or 9.2%, as compared to the $21.7 million for the three months ended March 31, 2022. Net interest income increased primarily due to a $14.7 million increase in interest income, partially offset by a $12.8 million increase in interest expense. The year over year increase was primarily driven by a $13.6 million, or 78.9%, increase in interest income received from loans, an increase in loan balances, organic loan growth and the acquisition of Metro Phoenix Bank, as well as a 116 basis point increase in the average rate earned on loans. The increase in interest expense was primarily driven by increases of $8.3 million in interest expense paid on deposits and $4.4 million in interest expense paid on short-term borrowings. The increase in interest expense paid on deposits was primarily due to the rapid increase in short-term rates and heightened deposit competition. Short-term borrowings expense increased as interest rates have increased and the average balance of fed funds purchased and short-term borrowings increased $370.2 million as compared to the first quarter of 2022. The increase in average balance of fed funds purchased and short-term borrowings was primarily driven by a $688.9 million increase in average loan balances, partially offset by a $116.2 million increase in average deposit balances and a $182.0 million decrease in investment securities.

Our net interest margin (on a FTE basis) for the three months ended March 31, 2023, was 2.70%, compared to 2.83% for the same period in 2022. The decrease in net interest margin was driven by a 195 basis point increase in the rate paid on interest-bearing liabilities, partially offset by a 130 basis point increase in interest earning asset yields. The rate paid on interest-bearing liabilities was the result of a 156 basis point increase in the rate paid on interest-bearing deposits along with an increase in the rate paid on fed funds purchased and short-term borrowings.

As a result of the recent and expected increases in the target federal funds interest rate, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three months ended March 31, 2023 and 2022. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended March 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$41,947	$334	3.23%	$105,726	$46	0.18%
Investment securities (1)	1,034,288	6,192	2.43%	1,216,256	5,713	1.90%
Loans held for sale	10,345	127	4.98%	24,656	156	2.57%
Loans
Commercial:
Commercial and industrial	559,416	8,394	6.09%	434,656	5,016	4.68%
Real estate construction	103,099	1,668	6.56%	41,139	395	3.89%
Commercial real estate	911,634	11,126	4.95%	601,024	5,399	3.64%
Total commercial	1,574,149	21,188	5.46%	1,076,819	10,810	4.07%
Consumer
Residential real estate first mortgage	688,754	6,387	3.76%	514,724	4,433	3.49%
Residential real estate junior lien	149,720	2,661	7.21%	125,997	1,382	4.45%
Other revolving and installment	44,531	643	5.86%	50,686	548	4.38%
Total consumer	883,005	9,691	4.45%	691,407	6,363	3.73%
Total loans (1)	2,457,154	30,879	5.10%	1,768,226	17,173	3.94%
Federal Reserve/FHLB Stock	23,668	401	6.87%	6,486	70	4.38%
Total interest earning assets	3,567,402	37,933	4.31%	3,121,350	23,158	3.01%
Noninterest earning assets	224,134			165,459
Total assets	$3,791,536			$3,286,809
Interest-Bearing Liabilities
Interest-bearing demand deposits	$746,660	$1,594	0.87%	$714,472	$215	0.12%
Money market and savings deposits	1,165,269	6,232	2.17%	1,043,430	367	0.14%
Time deposits	231,959	1,278	2.23%	227,485	247	0.44%
Fed funds purchased	290,187	3,467	4.85%	—	—	—%
Short-term borrowings	80,000	926	4.69%	—	—	—%
Long-term debt	58,858	654	4.51%	58,908	562	3.87%
Total interest-bearing liabilities	2,572,933	14,151	2.23%	2,044,295	1,391	0.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	789,134			831,441
Other noninterest-bearing liabilities	67,612			60,528
Stockholders’ equity	361,857			350,545
Total liabilities and stockholders’ equity	$3,791,536			$3,286,809
Net interest income		$23,782			$21,767
Net interest rate spread			2.08%			2.73%
Net interest margin on FTE basis (1)			2.70%			2.83%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2023
	Compared with
	Three months ended March 31, 2022
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(28)	$316	$288
Investment securities	(853)	1,332	479
Loans held for sale	(91)	62	(29)
Loans
Commercial:
Commercial and industrial	1,440	1,938	3,378
Real estate construction	594	679	1,273
Commercial real estate	2,788	2,939	5,727
Total commercial	4,822	5,556	10,378
Consumer
Residential real estate first mortgage	1,498	456	1,954
Residential real estate junior lien	260	1,019	1,279
Other revolving and installment	(66)	161	95
Total consumer	1,692	1,636	3,328
Total loans	6,514	7,192	13,706
Federal Reserve/FHLB Stock	186	145	331
Total interest income	5,728	9,047	14,775
Interest-bearing liabilities
Interest-bearing demand deposits	10	1,369	1,379
Money market and savings deposits	42	5,823	5,865
Time deposits	5	1,026	1,031
Short-term borrowings	—	3,467	3,467
Long-term debt	—	92	92
Total interest expense	57	11,777	11,834
Change in net interest income	$5,671	$(2,730)	$2,941

Provision for Credit Losses

The Company recorded a provision for credit loss expense of $550 thousand in the three months ended March 31, 2023, a $550 thousand increase compared to the three months ended March 31, 2022. The provision for credit loss expense for the three months ended March 31, 2023 included $269 thousand in provision for credit loss on loans, $230 thousand in provision for credit loss on unfunded commitments and $51 thousand in provision for credit loss on investment securities held-to-maturity. The CECL accounting standard requires us to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses is primarily a result of a change in forecasting assumptions brought about by the new methodology.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Retirement and benefit services	$15,482	$17,646
Wealth management	5,194	5,326
Mortgage banking	1,717	4,931
Service charges on deposit accounts	301	363
Net gains (losses) on investment securities	—	—
Other	2,559	1,204
Total noninterest income	$25,253	$29,470
Noninterest income as a % of revenue	51.63%	57.62%

Total noninterest income for the three months ended March 31, 2023, was $25.3 million, a $4.2 million, or 14.3%, decrease compared to $29.5 million for the three months ended March 31, 2022. The decrease in noninterest income was primarily driven by a $3.2 million decrease in mortgage banking revenue and a $2.2 million decrease in retirement and benefit services revenue, partially offset by a $1.4 million increase in other noninterest income. Mortgage banking revenue decreased primarily due to a $109.0 million, or 58.4% decrease in mortgage originations, driven by the rising interest rate environment and a reduction in mortgage personnel. Retirement and benefit services revenue decreased primarily due to a decrease in asset-based fees as assets under administration/management of $1.9 billion, or 5.5%. Additionally, retirement and benefit services revenue included decreases of $528 thousand in payroll service fees resulting from the exit of payroll services and $310 thousand in plan document restatement fees. Other noninterest income increased primarily due to a $1.2 million increase in insurance proceeds received on a bank-owned life insurance claim.

We anticipate that our noninterest income will be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which have begun to and will continue to adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue was 51.6% the three months ended March 31, 2023, compared to 57.6% for the three months ended March 31, 2022. The decrease was due to noninterest income decreasing 14.3%, while net interest income increased 9.2%.

See “NOTE 15 Segment Reporting” of the consolidated financial statements for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Compensation	$19,158	$19,051
Employee taxes and benefits	5,853	6,162
Occupancy and equipment expense	1,899	2,051
Business services, software and technology expense	5,324	4,924
Intangible amortization expense	1,324	1,053
Professional fees and assessments	1,152	1,541
Marketing and business development	686	600
Supplies and postage	460	646
Travel	248	179
Mortgage and lending expenses	497	686
Other	1,268	1,178
Total noninterest expense	$37,869	$38,071

Total noninterest expense for the three months ended March 31, 2023, was $37.9 million, a $202 thousand, or 0.5%, decrease compared to $38.1 million for the three months ended March 31, 2022. The year over year decrease in noninterest expense was primarily driven by a $389 thousand decrease in professional fees and assessments, partially offset by a $400 thousand increase in business services, software and technology expense. Professional fees and assessments decreased primarily due to a $284 thousand decrease in recruitment expenses. Business services, software and technology expense increased primarily due to increased technology expenses associated with the acquisition and integration of Metro Phoenix Bank.

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

For the three months ended March 31, 2023, we recognized income tax expense of $2.3 million on $10.5 million of pre-tax income, resulting in an effective tax rate of 22.0%, compared to income tax expense of $2.9 million on $13.1 million of pre-tax income for the three months ended March 31, 2022, resulting in an effective tax rate of 22.1%.

Financial Condition

Overview

Total assets were $3.9 billion as of March 31, 2023, an increase of $107.1 million, or 2.8%, as compared to December 31, 2022. The increase in assets included increases of $86.9 million in cash and cash equivalents and $42.6 million in loans held for investment, partially offset by a $19.8 million decrease investment securities from December 31, 2022.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and consumer loans. The goal of the overall portfolio mix is to diversify with approximately one third of the portfolio in each of the commercial and industrial, commercial real estate, and residential real estate categories. As of March 31, 2023, the portfolio mix was 22.3% commercial and industrial, 37.5% commercial real estate, 34.2% residential real estate and 6.0% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial	$553,578	22.3%	$583,876	23.9%	$(30,298)	(5.2)%
Real estate construction	108,776	4.4%	97,810	4.0%	10,966	11.2%
Commercial real estate	934,324	37.5%	881,670	36.0%	52,654	6.0%
Total commercial	1,596,678	64.2%	1,563,356	63.9%	33,322	2.1%
Consumer
Residential real estate first mortgage	698,002	28.1%	679,551	27.8%	18,451	2.7%
Residential real estate junior lien	152,281	6.1%	150,479	6.2%	1,802	1.2%
Other revolving and installment	39,664	1.6%	50,608	2.1%	(10,944)	(21.6)%
Total consumer	889,947	35.8%	880,638	36.1%	9,309	1.1%
Total loans	$2,486,625	100.0%	$2,443,994	100.0%	$42,631	1.7%

Total loans outstanding were $2.5 billion as of March 31, 2023, an increase of $42.6 million, or 1.7%, from December 31, 2022. The increase was primarily due to increases of $52.7 million in commercial real estate loans, $11.0 million in real estate construction loans and $20.3 million in residential real estate loans, partially offset by a $30.3 million decrease in commercial and industrial loans.

We anticipate that loan growth will slow down in future periods for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of the increasing interest rate environment and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2023:

	March 31, 2023
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$135,932	$249,935	$167,711	$—	$553,578
Real estate construction	55,292	38,762	12,675	2,047	108,776
Commercial real estate	24,395	395,457	449,758	64,714	934,324
Total commercial	215,619	684,154	630,144	66,761	1,596,678
Consumer
Residential real estate first mortgage	13,634	27,610	49,233	607,525	698,002
Residential real estate junior lien	10,082	24,972	35,003	82,224	152,281
Other revolving and installment	11,696	25,600	2,368	—	39,664
Total consumer	35,412	78,182	86,604	689,749	889,947
Total loans	$251,031	$762,336	$716,748	$756,510	$2,486,625
Loans with fixed interest rates:
Commercial
Commercial and industrial	$11,506	$208,511	$76,645	$—	$296,662
Real estate construction	20,123	11,733	8,945	—	40,801
Commercial real estate	18,284	298,535	271,566	19,149	607,534
Total commercial	49,913	518,779	357,156	19,149	944,997
Consumer
Residential real estate first mortgage	9,147	22,766	40,335	394,710	466,958
Residential real estate junior lien	2,683	5,468	13,816	6,751	28,718
Other revolving and installment	2,416	21,293	2,368	—	26,077
Total consumer	14,246	49,527	56,519	401,461	521,753
Total loans with fixed interest rates	$64,159	$568,306	$413,675	$420,610	$1,466,750
Loans with floating interest rates:
Commercial
Commercial and industrial	$124,426	$41,424	$91,066	$—	$256,916
Real estate construction	35,169	27,029	3,730	2,047	67,975
Commercial real estate	6,111	96,922	178,192	45,565	326,790
Total commercial	165,706	165,375	272,988	47,612	651,681
Consumer
Residential real estate first mortgage	4,487	4,844	8,898	212,815	231,044
Residential real estate junior lien	7,399	19,504	21,187	75,473	123,563
Other revolving and installment	9,280	4,307	—	—	13,587
Total consumer	21,166	28,655	30,085	288,288	368,194
Total loans with floating interest rates	$186,872	$194,030	$303,073	$335,900	$1,019,875

The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

Our strategy for credit risk management includes well-defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. We strive to identify potential problem loans early, take necessary charge-offs promptly, and maintain adequate reserve levels for credit losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. We utilize an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 4 Loans and Allowance for Credit Losses on Loans” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$24,999	$25,182
Real estate construction	262	262
Commercial real estate	7,951	8,400
Total commercial	33,212	33,844
Consumer
Residential real estate first mortgage	594	808
Residential real estate junior lien	410	632
Other revolving and installment	1	1
Total consumer	1,005	1,441
Total loans	$34,217	$35,285
Criticized loans as a percent of total loans	1.38%	1.44%

The following table presents information regarding nonperforming assets as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$2,118	$3,794
Accruing loans 90+ days past due	—	—
Total nonperforming loans	2,118	3,794
OREO and repossessed assets	—	30
Total nonperforming assets	2,118	3,824
Total restructured accruing loans	—	151
Total nonperforming assets and restructured accruing loans	$2,118	$3,975
Nonperforming loans to total loans	0.09%	0.16%
Nonperforming assets to total assets	0.05%	0.10%
Allowance for credit losses on loans to nonperforming loans	1,657%	821%

Interest income lost on nonaccrual loans approximated $38 thousand and $36 thousand for the three months ended March 31, 2023, and 2022, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2023, and 2022.

Allowance for Credit Losses on Loans

The allowance for credit losses is a significant estimate in the Company’s Consolidated Balance Sheet, affecting both earnings and capital. Its methodology influences and is influenced by the Company’s overall credit risk management processes. The allowance for credit losses is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The allowance for credit losses is established through provision for credit loss expense charged to income.

The Company calculates the allowance for credit losses at each reporting date. The Company recognizes an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect. Subsequent changes in expected credit losses are recognized immediately in earnings. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic and other conditions. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, expected loss experience, and other relevant information from internal and external sources which management feels deserve recognition in establishing an appropriate reserve. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change.

The following table presents, by loan type, the changes in the allowance for credit losses on loans for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Balance—beginning of period	$35,003	$31,572
Commercial loan charge-offs
Commercial and Industrial	(175)	(27)
Real estate construction	—	—
Commercial real estate	—	—
Total commercial loan charge-offs	(175)	(27)
Consumer loan charge-offs
Residential real estate first mortgage	—	—
Residential real estate junior lien	(77)	—
Other revolving and installment	(5)	(18)
Total consumer loan charge-offs	(82)	(18)
Total loan charge-offs	(257)	(45)
Commercial loan recoveries
Commercial and Industrial	56	126
Real estate construction	—	—
Commercial real estate	11	11
Total commercial recoveries	67	137
Consumer loan recoveries
Residential real estate first mortgage	2	—
Residential real estate junior lien	6	13
Other revolving and installment	12	36
Total consumer loan recoveries	20	49
Total loan recoveries	87	186
Net loan charge-offs (recoveries)	170	(141)
Commercial loan provision
Commercial and Industrial	(377)	771
Real estate construction	442	27
Commercial real estate	69	(441)
Total commercial loan provision	134	357
Consumer loan provision
Residential real estate first mortgage	209	129
Residential real estate junior lien	126	92
Other revolving and installment	(117)	145
Total consumer loan provision	218	366
Unallocated provision expense	(83)	(723)
Total provision for credit losses on loans	269	—
Balance—end of period	$35,102	$31,713
Total loans	$2,486,625	$1,818,042
Average total loans	2,457,154	1,768,226
Allowance for credit losses on loans to total loans	1.41%	1.74%
Net charge-offs/(recoveries) to average total loans (annualized)	0.03%	(0.03)%

Effective January 1, 2023, the Company adopted the new CECL accounting standard. The adoption of the CECL standard resulted in the Company’s allowance for credit losses increasing by approximately $5.9 million relative to the allowance held as of December 31, 2022. The adoption of CECL resulted in an additional allowance of $3.9 million in the allowance for credit losses on loans and $1.9 million in additional allowance for credit losses on unfunded commitments. The allowance for credit losses on loans was $35.1 million as of March 31, 2023, compared to $31.1 million as of December 31, 2022. The $4.0 million increase was the result of a $3.9 million increase from the adoption of the CECL standard as well as a $269 thousand provision for credit losses on loans expense. As of March 31, 2023, the allowance for credit losses on loans represented 1.41% of total loans.

The following table summarizes the activity in the allowance fore credit losses on loans for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Balance—beginning of period	$35,003	$31,572
Net charge-offs (recoveries):
Commercial net charge-offs (recoveries)
Commercial and Industrial	119	(99)
Real estate construction	—	—
Commercial real estate	(11)	(11)
Total commercial net charge-offs (recoveries)	108	(110)
Consumer net charge-offs (recoveries)
Residential real estate first mortgage	(2)	—
Residential real estate junior lien	71	(13)
Other revolving and installment	(7)	(18)
Total consumer net charge-offs (recoveries)	62	(31)
Total net charge-offs (recoveries)	170	(141)
Provision for credit losses on loans	269	—
Balance—end of period	$35,102	$31,713

Net charge-offs (recoveries) to average loans
Commercial net charge-offs (recoveries) to average loans
Commercial and Industrial	0.02%	(0.02)%
Real estate construction	—%	—%
Commercial real estate	—%	—%
Total commercial net charge-offs (recoveries) to average loans	0.02%	(0.03)%
Consumer net charge-offs (recoveries) to average loans
Residential real estate first mortgage	—%	—%
Residential real estate junior lien	0.01%	—%
Other revolving and installment	—%	—%
Total consumer net charge-offs (recoveries) to average loans	0.01%	(0.01)%
Total net charge-offs (recoveries) to average loans	0.03%	(0.03)%

Allowance for credit losses on loans to total loans	1.41%	1.74%
Allowance for credit losses on loans to nonaccrual loans	1,657%	836%
Allowance for credit losses on loans to nonperforming loans	1,657%	821%

The following table presents the allocation of the allowance for credit losses on loans as of the dates presented:

	March 31, 2023		December 31, 2022
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$7,800	22.3%	$9,158	23.9%
Real estate construction	4,406	4.4%	1,446	4.0%
Commercial real estate	12,344	37.5%	12,688	36.0%
Residential real estate first mortgage	8,060	28.1%	5,769	27.8%
Residential real estate junior lien	1,277	6.1%	1,289	6.2%
Other revolving and installment	314	1.6%	528	2.1%
Unallocated	901	—%	268	—%
Total loans	$35,102	100.0%	$31,146	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An allowance was established for off-balance sheet credit exposures as part of the adoption of the

CECL standard and is measured using similar internal and external assumptions. This allowance is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $5.4 million as of March 31, 2023.

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

The following table presents the fair value composition of our investment securities portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$3,267	0.3%	$3,520	0.3%
Obligations of state and political agencies	—	—%	—	—%
Mortgage backed securities
Residential agency	581,619	57.0%	587,679	56.6%
Commercial	62,771	6.2%	63,558	6.1%
Asset backed securities	32	—%	34	—%
Corporate bonds	58,136	5.7%	62,533	6.0%
Total available-for-sale investment securities	705,825	69.2%	717,324	69.0%
Held-to-maturity
Obligations of state and political agencies	132,433	13.0%	137,787	13.3%
Mortgage backed securities
Residential agency	181,438	17.8%	184,115	17.7%
Total held-to-maturity investment securities	313,871	30.8%	321,902	31.0%
Total investment securities	$1,019,696	100.0%	$1,039,226	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of March 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of March 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$427	4.33%	$729	4.98%	$2,111	4.91%
Mortgage backed securities
Residential agency	5	0.22%	3,969	2.27%	6,633	2.79%	571,012	1.84%
Commercial	—	—%	16,036	2.77%	7,866	2.82%	38,869	2.49%
Asset backed securities	—	—%	—	—%	11	5.67%	21	5.09%
Corporate bonds	—	—%	—	—%	58,136	3.86%	—	—%
Total available-for-sale investment securities	5	0.22%	20,432	2.71%	73,375	3.66%	612,013	1.89%
Held-to-maturity
Obligations of state and political agencies	5,692	0.54%	37,454	1.22%	60,959	1.95%	14,179	2.23%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	149,591	2.24%
Total held-to-maturity investment securities	5,692	0.54%	37,454	1.22%	60,959	1.95%	163,770	2.24%
Total investment securities	$5,697	0.54%	$57,886	1.74%	$134,334	2.88%	$775,783	1.96%

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank and Signature Bank that resulted in the failure of those institutions. Total deposits were $3.0 billion as of March 31, 2023, an increase of $116.5 million, or 4.0%, from December 31, 2022. Interest-bearing deposits increased $184.5 million while noninterest-bearing deposits decreased $68.0 million. The increase in interest-bearing deposits included increases of $111.4 million in interest-bearing demand deposits, $40.0 million in money market savings accounts and $33.1 million in time deposits. Interest-bearing deposits increased primarily due to an increase in our commercial deposit portfolio from a seasonal increase in public unit deposits. Money market savings accounts increased primarily due to an increase in synergistic deposit balances. Synergistic deposits, which include deposits from our retirement and benefit services and wealth management segments including HSA deposits, increased $66.4 million. Excluding synergistic deposits, commercial transaction deposits increased $65.0 million, while consumer transaction deposits decreased $48.8 million in the first quarter of 2023. Noninterest bearing deposits as a percentage of total deposits was 26.2% as of March 31, 2023, compared to 29.5% as of December 31, 2022.

The following table presents the composition of our deposit portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$792,977	26.2%	$860,987	29.5%	$(68,010)	(7.9)%
Interest-bearing demand	817,675	27.0%	706,275	24.2%	111,400	15.8%
Money market and savings	1,175,908	38.7%	1,135,863	39.0%	40,045	3.5%
Time deposits	245,418	8.1%	212,359	7.3%	33,059	15.6%
Total deposits	$3,031,978	100.0%	$2,915,484	100.0%	$116,494	4.0%

The following table presents the average balances and rates of our deposit portfolio for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$789,134	—%	$831,441	—%
Interest-bearing demand	746,660	0.87%	714,472	0.12%
Money market and savings	1,165,269	2.17%	1,043,430	0.14%
Time deposits	231,959	2.23%	227,485	0.44%
Total deposits	$2,933,022	1.26%	$2,816,828	0.12%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding as of March 31, 2023:

March 31,
(dollars in thousands)	2023
Maturing in:
3 months or less	$23,501
3 months to 6 months	18,083
6 months to 1 year	10,626
1 year or greater	6,405
Total	$58,615

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.8 billion at March 31, 2023 and December 31, 2022. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$372,145	86.3%	$153,080	35.0%
FHLB Short-term advances	—	—%	225,000	51.6%
Subordinated notes	50,000	11.6%	50,000	11.4%
Junior subordinated debentures	8,872	2.1%	8,843	2.0%
Total borrowed funds	$431,017	100.0%	$436,923	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $2.2 million, or 0.6%, to $359.1 million as of March 31, 2023, compared to $356.9 million as of December 31, 2022, primarily due to a decrease of $2.3 million in other comprehensive loss. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.62% as of March 31, 2023, from 7.74% as of December 31, 2022. Common equity tier 1 capital to risk weighted assets decreased to 13.30% as of March 31, 2023, from 13.39% as of December 31, 2022.

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

At March 31, 2023and December 31, 2022, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Capital Ratios	2023	2022
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.30%	13.39%
Tier 1 capital to risk weighted assets	13.60%	13.69%
Total capital to risk weighted assets	16.50%	16.48%
Tier 1 capital to average assets	11.00%	11.25%
Tangible common equity to tangible assets (1)	7.62%	7.74%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.67%	12.76%
Tier 1 capital to risk weighted assets	12.67%	12.76%
Total capital to risk weighted assets	13.86%	13.83%
Tier 1 capital to average assets	10.24%	10.48%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of March 31, 2023, as shown in the above tables, were at levels above the regulatory minimums to be considered “well capitalized”. See “NOTE 18 Regulatory Matters” to the consolidated financial statements for additional information.

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of March 31, 2023 and December 31, 2022, was as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$830,636	$806,431
Standby letters of credit	12,924	13,089
Total	$843,560	$819,520

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

As of March 31, 2023, we had on balance sheet liquidity of $788.2 million, compared to $778.9 million as of December 31, 2022. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2023, we had $372.1 million in federal funds purchased, and no short-term borrowings from the FHLB. As of March 31, 2023, we had $932.6 million of collateral pledged to the FHLB and based on this collateral, we were eligible to borrow up to an additional $560.3 million from the FHLB. In addition, we can borrow up to $107.0 million through the unsecured lines of credit we have established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $777.4 million, as of March 31, 2023. Management believed that we had adequate resources to fund all of our commitments as of March 31, 2023 and December 31, 2022.

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

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of our loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. The balance sheet composition and size are assumed to remain static in the simulation modeling process. The analysis provides a framework as to what our overall sensitivity position is as of our most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of our equity.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of March 31, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below:

	March 31, 2023		December 31, 2022
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−23.0%	−5.4%	−25.1%	−8.2%
+300 basis points	−17.3%	−4.2%	−18.9%	−6.4%
+200 basis points	−11.6%	−2.9%	−12.7%	−4.4%
+100 basis points	−5.6%	−1.0%	−6.2%	−1.8%
−100 basis points	4.8%	−0.1%	5.2%	0.5%
−200 basis points	7.8%	−2.3%	7.9%	−1.7%

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

The table below presents the change in the economic value of equity as of March 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	March 31,	December 31,
	2023	2022
+400 basis points	−20.5%	−19.5%
+300 basis points	−15.9%	−15.3%
+200 basis points	−10.5%	−10.4%
+100 basis points	−4.8%	−4.9%
−100 basis points	3.6%	4.0%
−200 basis points	4.4%	5.0%

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2023:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January 1-31, 2023	—	$—	—	770,000
February 1-28, 2023	—	—	—	770,000
March 1-31, 2023	—	—	—	770,000
Total	—	$—	—	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2023, there were no shares repurchased under the Program.

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

ALERUS FINANCIAL CORPORATION

Date: May 8, 2023	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)