Form 10-Q
period 2023-06-30
ALERUS FINANCIAL CORP
filed 2023-08-03
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding at July 31, 2023 was 19,914,884.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$65,471	$58,242
Investment securities
Available-for-sale, at fair value	677,454	717,324
Held-to-maturity, at carrying value (allowance for credit losses on investments of $218 June 30, 2023)	308,416	321,902
Loans held for sale	20,893	9,488
Loans	2,533,522	2,443,994
Allowance for credit losses on loans	(35,696)	(31,146)
Net loans	2,497,826	2,412,848
Land, premises and equipment, net	17,488	17,288
Operating lease right-of-use assets	6,440	5,419
Accrued interest receivable	13,587	12,869
Bank-owned life insurance	32,793	33,991
Goodwill	47,087	47,087
Other intangible assets	19,806	22,455
Servicing rights	2,351	2,643
Deferred income taxes, net	43,709	42,369
Other assets	79,657	75,712
Total assets	$3,832,978	$3,779,637
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$715,534	$860,987
Interest-bearing	2,137,321	2,054,497
Total deposits	2,852,855	2,915,484
Short-term borrowings	492,060	378,080
Long-term debt	58,900	58,843
Operating lease liabilities	6,746	5,902
Accrued expenses and other liabilities	64,732	64,456
Total liabilities	3,475,293	3,422,765
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,914,884 and 19,991,681 issued and outstanding	19,915	19,992
Additional paid-in capital	152,673	155,095
Retained earnings	285,839	280,426
Accumulated other comprehensive income (loss)	(100,742)	(98,641)
Total stockholders’ equity	357,685	356,872
Total liabilities and stockholders’ equity	$3,832,978	$3,779,637

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans, including fees	$33,267	$17,988	$64,200	$35,280
Investment securities
Taxable	6,125	6,068	12,076	11,508
Exempt from federal income taxes	186	213	376	429
Other	762	157	1,497	273
Total interest income	40,340	24,426	78,149	47,490
Interest Expense
Deposits	12,678	813	21,782	1,642
Short-term borrowings	4,763	278	9,156	278
Long-term debt	665	559	1,319	1,121
Total interest expense	18,106	1,650	32,257	3,041
Net interest income	22,234	22,776	45,892	44,449
Provision for credit losses	—	—	550	—
Net interest income after provision for credit losses	22,234	22,776	45,342	44,449
Noninterest Income
Retirement and benefit services	15,890	16,293	31,372	33,939
Wealth management	5,449	5,548	10,644	10,874
Mortgage banking	2,905	6,038	4,622	10,969
Service charges on deposit accounts	311	412	612	775
Other	1,223	935	3,781	2,139
Total noninterest income	25,778	29,226	51,031	58,696
Noninterest Expense
Compensation	18,847	21,248	38,005	40,299
Employee taxes and benefits	4,724	5,787	10,577	11,949
Occupancy and equipment expense	1,837	1,737	3,736	3,788
Business services, software and technology expense	5,269	4,785	10,593	9,709
Intangible amortization expense	1,324	1,053	2,648	2,106
Professional fees and assessments	1,530	2,246	2,682	3,787
Marketing and business development	648	814	1,334	1,414
Supplies and postage	406	572	866	1,218
Travel	306	356	554	535
Mortgage and lending expenses	215	482	712	1,168
Other	1,267	904	2,535	2,082
Total noninterest expense	36,373	39,984	74,242	78,055
Income before income taxes	11,639	12,018	22,131	25,090
Income tax expense	2,535	2,725	4,841	5,613
Net income	$9,104	$9,293	$17,290	$19,477
Per Common Share Data
Basic earnings per common share	$0.45	$0.53	$0.86	$1.11
Diluted earnings per common share	$0.45	$0.52	$0.85	$1.10
Dividends declared per common share	$0.19	$0.18	$0.37	$0.34
Average common shares outstanding	20,033	17,297	20,030	17,271
Diluted average common shares outstanding	20,241	17,532	20,243	17,517

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$9,104	$9,293	$17,290	$19,477
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	(9,636)	(37,394)	(4,708)	(88,119)
Accretion of (gains) losses on debt securities reclassified to held-to-maturity	(84)	(97)	(171)	(199)
Net change in unrealized gain (losses) on derivatives	3,794	—	2,069	—
Total other comprehensive income (loss), before tax	(5,926)	(37,491)	(2,810)	(88,318)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,491)	(9,410)	(709)	(22,168)
Other comprehensive income (loss), net of tax	(4,435)	(28,081)	(2,101)	(66,150)
Total comprehensive income (loss)	$4,669	$(18,788)	$15,189	$(46,673)

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2023	$20,067	$154,818	$280,540	$(96,307)	$359,118
Net income	—	—	9,104	—	9,104
Other comprehensive income (loss)	—	—	—	(4,435)	(4,435)
Common stock repurchased	(170)	(2,783)	—	—	(2,953)
Common stock dividends	—	—	(3,805)	—	(3,805)
Share‑based compensation expense	18	638	—	—	656
Vesting of restricted stock	—	—	—	—	—
Balance as of June 30, 2023	$19,915	$152,673	$285,839	$(100,742)	$357,685

	Six months ended June 30, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	$19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	17,290	—	17,290
Other comprehensive income (loss)	—	—	—	(2,101)	(2,101)
Common stock repurchased	(187)	(3,127)	—	—	(3,314)
Common stock dividends	—	—	(7,425)	—	(7,425)
Share‑based compensation expense	18	797	—	—	815
Vesting of restricted stock	92	(92)	—	—	—
Balance as of June 30, 2023	$19,915	$152,673	$285,839	$(100,742)	$357,685

	Three months ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2022	$17,289	$92,573	$260,967	$(42,324)	$328,505
Net income	—	—	9,293	—	9,293
Other comprehensive income (loss)	—	—	—	(28,081)	(28,081)
Common stock repurchased	(4)	(86)	—	—	(90)
Common stock dividends	—	—	(3,132)	—	(3,132)
Share‑based compensation expense	10	653	—	—	663
Vesting of restricted stock	11	(11)	—	—	—
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158

	Six months ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	19,477	—	19,477
Other comprehensive income (loss)	—	—	—	(66,150)	(66,150)
Common stock repurchased	(24)	(673)	—	—	(697)
Common stock dividends	—	—	(5,916)	—	(5,916)
Share‑based compensation expense	10	1,031	—	—	1,041
Vesting of restricted stock	107	(107)	—	—	—
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Operating Activities
Net income	$17,290	$19,477
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	857	968
Provision for credit losses	550	—
Depreciation and amortization	4,239	3,998
Amortization and accretion of premiums/discounts on investment securities	1,092	1,829
Amortization of operating lease right-of-use assets	1,571	(51)
Share‑based compensation expense	815	1,041
Originations on loans held for sale	(146,664)	(353,547)
Proceeds on loans held for sale	138,818	351,625
(Increase) in value of bank-owned life insurance	(434)	(408)
Realized loss (gain) on sale of fixed assets	(116)	—
Realized loss (gain) on derivative instruments	1,344	(215)
Realized loss (gain) on loans sold	(3,531)	(6,037)
Realized loss (gain) on sale of foreclosed assets	5	(11)
Realized loss (gain) on BOLI mortality	(1,196)	—
Realized loss (gain) on servicing rights	(25)	(441)
Net change in:
Accrued interest receivable	(718)	(618)
Other assets	1,414	(9,803)
Accrued expenses and other liabilities	(3,311)	9,924
Net cash provided (used) by operating activities	12,000	17,731
Investing Activities
Proceeds from maturities of investment securities available-for-sale	34,549	61,313
Purchases of investment securities available-for-sale	—	(95,600)
Proceeds from calls of investment securities held-to-maturity	126	726
Proceeds from maturities of investment securities held-to-maturity	12,492	18,588
Net (increase) decrease in loans	(89,295)	(132,503)
Net (increase) decrease in FHLB stock	(5,020)	(10,132)
Proceeds from BOLI mortality claim	2,828	—
Purchases of premises and equipment	(1,088)	(471)
Proceeds from sales of foreclosed assets	25	117
Net cash provided (used) by investing activities	(45,383)	(157,962)
Financing Activities
Net increase (decrease) in deposits	(62,629)	(301,001)
Net increase (decrease) in short-term borrowings	113,980	242,350
Repayments of long-term debt	—	(119)
Cash dividends paid on common stock	(7,425)	(5,570)
Repurchase of common stock	(3,314)	(697)
Net cash provided (used) by financing activities	40,612	(65,037)
Net change in cash and cash equivalents	7,229	(205,268)
Cash and cash equivalents at beginning of period	58,242	242,311
Cash and cash equivalents at end of period	$65,471	$37,043

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
Supplemental Cash Flow Disclosures	2023	2022
Cash paid for:
Interest	$31,723	$3,913
Income taxes	3,720	4,677
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	—	81
Right-of-use assets obtained in exchange for new operating lease liabilities	2,286	—

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

Loans held for investment. Under the current expected credit loss, or CECL, accounting standard the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.

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

Upon the adoption of the CECL accounting standard, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Upon the adoption of the CECL accounting standard, the ACL was determined for each pool and added to the pools’ carrying amount to establish a new amortized cost basis. Loans that do not share similar risk characteristics are evaluated on an individual basis.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2023.

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

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. ASU 2022-01 updates guidance in Topic 815, to expand the scope of the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. Additionally, ASU 2022-01 clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, ASU 2022-01 clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-01 effective January 1, 2023, and entered into a fair value hedge agreement on February 10, 2023 and adopted the portfolio layer method of accounting for this transaction. This adoption had no impact on our consolidated financial statements as the Company did not have any hedged assets using the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings, or TDRs, by creditors in Subtopic 310-40. Receivables – Troubled Debt Restructurings by Creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, this amendment also has vintage disclosures that require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20 Financial Instruments – Credit Losses – Measured at Amortized Cost. For entities that had not yet adopted the amendment in ASU 2016-13, the effective date for the amendments in this update are same as the effective date for ASU 2016-13. The Company adopted this ASU on January 1, 2023, and had no loans experience financial difficulty in the current period.

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of the available-for-sale investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$2,915	$11	$(20)	$—	$2,906
Mortgage backed securities
Residential agency	673,586	1	(115,131)	—	558,456
Commercial	68,379	—	(7,470)	—	60,909
Asset backed securities	28	—	—	—	28
Corporate bonds	69,497	—	(14,342)	—	55,155
Total available-for-sale investment securities	814,405	12	(136,963)	—	677,454
Held-to-maturity
Obligations of state and political agencies	131,016	—	(15,447)	115	115,569
Mortgage backed securities
Residential agency	177,618	—	(32,477)	103	145,141
Total held-to-maturity investment securities	308,634	—	(47,924)	218	260,710
Total investment securities	$1,123,039	$12	$(184,887)	$218	$938,164

	December 31, 2022
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,518	$19	$(17)	N/A	$3,520
Mortgage backed securities
Residential agency	705,845	2	(118,168)	N/A	587,679
Commercial	70,669	—	(7,111)	N/A	63,558
Asset backed securities	34	—	—	N/A	34
Corporate bonds	69,501	—	(6,968)	N/A	62,533
Total available-for-sale investment securities	849,567	21	(132,264)	N/A	717,324
Held-to-maturity
Obligations of state and political agencies	137,787	—	(17,736)	N/A	120,051
Mortgage backed securities
Residential agency	184,115	—	(33,254)	N/A	150,861
Total held-to-maturity investment securities	321,902	—	(50,990)	N/A	270,912
Total investment securities	$1,171,469	$21	$(183,254)	N/A	$988,236

The adequacy of the allowance for credit losses on investment securities is assessed at the end of each quarter. The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2023, represent a credit loss impairment. As of June 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The allowance for credit losses on held-to-maturity debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss on given default analysis an allowance for credit losses was established in the amount of $218 thousand as of June 30, 2023.

Accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of June 30, 2023 the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $2.0 million and $1.4 million, respectively. As of December 31, 2022, the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $1.9 million and $1.5 million, respectively.

The following table presents investment securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023:

	June 30, 2023
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$(20)	$420	$—	$—	$(20)	$420
Mortgage backed securities
Residential agency	(76)	2,148	(115,055)	556,258	(115,131)	558,406
Commercial	(32)	570	(7,438)	60,339	(7,470)	60,909
Asset backed securities	—	27	—	1	—	28
Corporate bonds	(867)	7,109	(13,475)	48,046	(14,342)	55,155
Total available-for-sale investment securities	$(995)	$10,274	$(135,968)	$664,644	$(136,963)	$674,918

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

The following table presents amortized cost and fair value of available-for-sale investment securities and the carrying value and fair value of held-to-maturity investment securities as of June 30, 2023, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,098	$5,946	$—	$—
Due after one year through five years	44,352	40,512	17,461	16,096
Due after five years through ten years	67,751	58,000	78,734	63,524
Due after 10 years	12,815	11,111	44,624	39,378
	131,016	115,569	140,819	118,998
Mortgage-backed securities
Residential agency	177,618	145,141	673,586	558,456
Total investment securities	$308,634	$260,710	$814,405	$677,454

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $388.0 million and $260.7 million were pledged as of June 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

The company had no sales or calls of available-for-sale investment securities, for the three and six months ended June 30, 2023 and 2022

Proceeds from the call of held-to-maturity investment securities, for the three and six months ended June 30, 2023 and 2022, are displayed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds	$—	$211	$126	$726
Realized gains	—	—	—	—
Realized losses	—	—	—	—

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Federal Reserve	$4,623	$4,595
FHLB	24,382	19,362

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2023, the conversion ratio was 1.5902. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,010 Class A equivalents) that the Company owned as of June 30, 2023 and December 31, 2022, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$551,860	$583,876
Real estate construction	78,428	97,810
Commercial real estate	1,003,821	881,670
Total commercial	1,634,109	1,563,356
Consumer
Residential real estate first mortgage	707,630	679,551
Residential real estate junior lien	157,231	150,479
Other revolving and installment	34,552	50,608
Total consumer	899,413	880,638
Total loans	$2,533,522	$2,443,994

Total loans included net deferred loan fees and costs of $0.8 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $6.2 million as of June 30, 2023.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $9.8 million at both June 30, 2023 and December 31, 2022.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurements of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$542,769	$8,710	$—	$381	$551,860
Real estate construction	78,277	—	—	151	78,428
Commercial real estate	1,002,925	—	—	896	1,003,821
Total commercial	1,623,971	8,710	—	1,428	1,634,109
Consumer
Residential real estate first mortgage	704,957	2,027	347	299	707,630
Residential real estate junior lien	156,626	105	—	500	157,231
Other revolving and installment	34,400	146	—	6	34,552
Total consumer	895,983	2,278	347	805	899,413
Total loans	$2,519,954	$10,988	$347	$2,233	$2,533,522

	December 31, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$580,288	$2,426	$—	$1,162	$583,876
Real estate construction	97,370	—	—	440	97,810
Commercial real estate	879,830	368	—	1,472	881,670
Total commercial	1,557,488	2,794	—	3,074	1,563,356
Consumer
Residential real estate first mortgage	677,471	1,545	—	535	679,551
Residential real estate junior lien	149,918	377	—	184	150,479
Other revolving and installment	50,360	247	—	1	50,608
Total consumer	877,749	2,169	—	720	880,638
Total loans	$2,435,237	$4,963	$—	$3,794	$2,443,994

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of June 30, 2023:

	As of June 30, 2023
	Nonaccrual		90 Days
	with no Allowance		or More
(dollars in thousands)	for Credit Losses	Nonaccrual	Past Due
Commercial
Commercial and industrial	$119	$381	$—
Real estate construction	151	151	—
Commercial real estate	—	896	—
Total commercial	270	1,428	—
Consumer
Residential real estate first mortgage	293	299	347
Residential real estate junior lien	500	500	—
Other revolving and installment	—	6	—
Total consumer	793	805	347
Total loans	$1,063	$2,233	$347

Loans with a carrying value of $1.6 billion as of June 30, 2023 and $1.5 billion as of December 31, 2022, were pledged to secure public deposits, and for other purposes required or permitted by law.

A loan for which the terms have been modified resulting in a concession represents a loan experiencing financial difficulty. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During the three and six months ended June 30, 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

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

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$72,021	$124,487	$81,827	$72,874	$40,610	$24,848	$102,467	$519,134
Substandard	—	5,223	415	8,463	186	823	17,616	32,726
Subtotal	72,021	129,710	82,242	81,337	40,796	25,671	120,083	551,860
Real estate construction
Pass	6,263	37,948	19,315	4,440	9,150	1,006	306	78,428
Substandard	—	—	—	—	—	—	—	—
Subtotal	6,263	37,948	19,315	4,440	9,150	1,006	306	78,428
Commercial real estate
Pass	105,650	278,338	150,233	160,601	110,705	176,802	14,685	997,014
Substandard	—	—	886	—	4,096	1,825	—	6,807
Subtotal	105,650	278,338	151,119	160,601	114,801	178,627	14,685	1,003,821
Residential real estate first mortgage
Pass	40,090	202,056	226,785	111,801	34,894	91,680	216	707,522
Substandard	—	—	—	—	—	108	—	108
Subtotal	40,090	202,056	226,785	111,801	34,894	91,788	216	707,630
Residential real estate junior lien
Pass	13,552	17,683	6,751	4,936	1,947	6,939	105,066	156,874
Substandard	—	—	—	—	—	357	—	357
Subtotal	13,552	17,683	6,751	4,936	1,947	7,296	105,066	157,231
Other revolving and installment
Pass	4,090	9,031	1,467	6,071	2,506	2,037	9,350	34,552
Substandard	—	—	—	—	—	—	—	—
Subtotal	4,090	9,031	1,467	6,071	2,506	2,037	9,350	34,552
Total Loans
Pass	241,666	669,543	486,378	360,723	199,812	303,312	232,090	2,493,524
Substandard	—	5,223	1,301	8,463	4,282	3,113	17,616	39,998
Total loans	$241,666	$674,766	$487,679	$369,186	$204,094	$306,425	$249,706	$2,533,522

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,800	$(340)	$(85)	$438	$7,813
Real estate construction	4,406	(760)	—	—	3,646
Commercial real estate	12,344	609	—	12	12,965
Total commercial	24,550	(491)	(85)	450	24,424
Consumer
Residential real estate first mortgage	8,060	(159)	—	—	7,901
Residential real estate junior lien	1,277	28	—	46	1,351
Other revolving and installment	314	(13)	(23)	15	293
Total consumer	9,651	(144)	(23)	61	9,545
Unallocated	901	826	—	—	1,727
Total	$35,102	$191	$(108)	$511	$35,696
(1)	The difference in the credit loss expense reported herein compared to the Consolidated Statements of Income is associated with the credit loss expense reversal of $186 thousand related to off-balance sheet credit exposures and $5 thousand related to investment securities held-to-maturity.

	Six months ended June 30, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,158	$(862)	$(717)	$(260)	$494	$7,813
Real estate construction	1,446	2,518	(318)	—	—	3,646
Commercial real estate	12,688	(424)	678	—	23	12,965
Total commercial	23,292	1,232	(357)	(260)	517	24,424
Consumer
Residential real estate first mortgage	5,769	2,080	50	—	2	7,901
Residential real estate junior lien	1,289	(67)	154	(77)	52	1,351
Other revolving and installment	528	(104)	(130)	(28)	27	293
Total consumer	7,586	1,909	74	(105)	81	9,545
Unallocated	268	716	743	—	—	1,727
Total	$31,146	$3,857	$460	$(365)	$598	$35,696
(1)	The difference in the credit loss expense reported herein compared to the Consolidated Statements of Income is associated with the credit loss expense of $44 thousand related to off-balance sheet credit exposures and $46 thousand related to investment securities held-to-maturity.

	Three months ended June 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,795	$1,085	$(637)	$90	$10,333
Real estate construction	810	68	—	—	878
Commercial real estate	11,946	(1,123)	—	11	10,834
Total commercial	22,551	30	(637)	101	22,045
Consumer
Residential real estate first mortgage	6,661	(486)	—	—	6,175
Residential real estate junior lien	1,400	(134)	—	201	1,467
Other revolving and installment	644	(5)	(37)	32	634
Total consumer	8,705	(625)	(37)	233	8,276
Unallocated	457	595	—	—	1,052
Total	$31,713	$—	$(674)	$334	$31,373

	Six months ended June 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$1,856	$(664)	$216	$10,333
Real estate construction	783	95	—	—	878
Commercial real estate	12,376	(1,564)	—	22	10,834
Total commercial	22,084	387	(664)	238	22,045
Consumer
Residential real estate first mortgage	6,532	(357)	—	—	6,175
Residential real estate junior lien	1,295	(42)	—	214	1,467
Other revolving and installment	481	140	(55)	68	634
Total consumer	8,308	(259)	(55)	282	8,276
Unallocated	1,180	(128)	—	—	1,052
Total	$31,572	$—	$(719)	$520	$31,373

The following table presents, by loan portfolio segment, a summary of charge-offs, by vintage, for the six months ended June 30, 2023:

	Gross Charge-offs for six months ended June 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial
Commercial and industrial	$39	$—	$25	$9	$187	$—	$260
Real estate construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Total commercial	39	—	25	9	187	—	260
Consumer
Residential real estate first mortgage	—	—	—	—	—	—	—
Residential real estate junior lien	—	—	—	—	—	77	77
Other revolving and installment	—	2	—	21	4	1	28
Total consumer	—	2	—	21	4	78	105
Total loans	$39	$2	$25	$30	$191	$78	$365

The following tables present the amortized cost and related allowance for credit losses on loans, by portfolio segment, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost			Allowance for Credit Losses on Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
(dollars in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial
Commercial and industrial	$381	$551,479	$551,860	$78	$7,735	$7,813
Real estate construction	—	78,428	78,428	—	3,646	3,646
Commercial real estate	886	1,002,935	1,003,821	572	12,393	12,965
Total commercial	1,267	1,632,842	1,634,109	650	23,774	24,424
Consumer
Residential real estate first mortgage	299	707,331	707,630	5	7,896	7,901
Residential real estate junior lien	500	156,731	157,231	—	1,351	1,351
Other revolving and installment	6	34,546	34,552	6	287	293
Total consumer	805	898,608	899,413	11	9,534	9,545
Unallocated	—	—	—	—	—	1,727
Total loans	$2,072	$2,531,450	$2,533,522	$661	$33,308	$35,696

	December 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,313	$582,563	$583,876	$275	$8,883	$9,158
Real estate construction	262	97,548	97,810	97	1,349	1,446
Commercial real estate	1,472	880,198	881,670	582	12,106	12,688
Total commercial	3,047	1,560,309	1,563,356	954	22,338	23,292
Consumer
Residential real estate first mortgage	535	679,016	679,551	—	5,769	5,769
Residential real estate junior lien	184	150,295	150,479	—	1,289	1,289
Other revolving and installment	1	50,607	50,608	—	528	528
Total consumer	720	879,918	880,638	—	7,586	7,586
Unallocated	—	—	—	—	—	268
Total loans	$3,767	$2,440,227	$2,443,994	$954	$29,924	$31,146

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2023:

	As of June 30, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$—	$188	$—	$188	$68
Commercial real estate	—	—	—	—	—
Total commercial	—	188	—	188	68
Consumer
Residential real estate first mortgage	299	—	—	299	5
Residential real estate junior lien	500	—	—	500	—
Other revolving and installment	—	—	6	6	6
Total consumer	799	—	6	805	11
Total loans	$799	$188	$6	$993	$79

Pre-ASC 326 Adoption impaired loan disclosures

The table below summarizes key information on impaired loans as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$675	$711	$275
Real estate construction	262	440	97
Commercial real estate	896	900	582
Residential real estate first mortgage	—	—	—
Total impaired loans with a valuation allowance	1,833	2,051	954
Impaired loans without a valuation allowance
Commercial and industrial	638	767	—
Real estate construction	—	—	—
Commercial real estate	576	660	—
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans without a valuation allowance	1,934	2,219	—
Total impaired loans
Commercial and industrial	1,313	1,478	275
Real estate construction	262	440	97
Commercial real estate	1,472	1,560	582
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans	$3,767	$4,270	$954

The table below presents the average recorded investment in impaired loans and interest income for the three and six months ended June 30, 2022:

	Three months ended June 30,
	2022
	Average
	Recorded	Interest
(dollars in thousands)	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,018	$2
Commercial real estate	176	2
Other revolving and installment	75	—
Total impaired loans with a valuation allowance	1,269	4
Impaired loans without a valuation allowance
Commercial and industrial	761	—
Commercial real estate	629	—
Residential real estate first mortgage	1,962	—
Residential real estate junior lien	196	—
Other revolving and installment	—	—
Total impaired loans without a valuation allowance	3,548	—
Total impaired loans
Commercial and industrial	1,779	2
Commercial real estate	805	2
Residential real estate first mortgage	1,962	—
Residential real estate junior lien	196	—
Other revolving and installment	75	—
Total impaired loans	$4,817	$4

	Six Months Ended June 30,
	2022
	Average
	Recorded	Interest
(dollars in thousands)	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$1,156	$6
Commercial real estate	177	3
Other revolving and installment	157	—
Total impaired loans with a valuation allowance	1,490	9
Impaired loans without a valuation allowance
Commercial and industrial	761	—
Commercial real estate	629	—
Residential real estate first mortgage	1,953	—
Residential real estate junior lien	198	—
Total impaired loans without a valuation allowance	3,541	—
Total impaired loans
Commercial and industrial	1,917	6
Commercial real estate	806	3
Residential real estate first mortgage	1,953	—
Residential real estate junior lien	198	—
Other revolving and installment	157	—
Total impaired loans	$5,031	$9

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Banking	$35,260	$35,260
Retirement and benefit services	11,827	11,827
Total goodwill	$47,087	$47,087

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of June 30, 2023.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(27,944)	$13,479	$41,423	$(25,927)	$15,496
Core deposit intangible assets	7,592	(1,265)	6,327	7,592	(633)	6,959
Total intangible assets	$49,015	$(29,209)	$19,806	$49,015	$(26,560)	$22,455

Amortization of intangible assets was $1.3 million and $1.1 million for the three months ended June 30, 2023 and 2022. Amortization of intangible assets was $2.6 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $367.8 million and $357.2 million as of June 30, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$2,421	$1,771	$2,643	$1,880
Additions	20	13	23	17
Amortization	(134)	(96)	(318)	(256)
Fair value adjustments	44	376	3	423
Balance, end of period	$2,351	$2,064	$2,351	$2,064

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2023 and December 31, 2022. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2023	2022
Fair value of servicing rights	$2,351	$2,643
Weighted-average remaining term, years	19.0	20.5
Prepayment speeds	6.1%	6.9%
Discount rate	11.0%	10.5%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2032. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of June 30, 2023 and December 31, 2022:

		June 30,	December 31,
(dollars in thousands)		2023	2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,440	$5,419
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$6,746	$5,902

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term, years
Operating leases	4.5	5.0
Weighted-average discount rate
Operating leases	3.6%	3.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Lease costs
Operating lease cost	$354	$414	$935	$825
Variable lease cost	474	150	699	363
Short-term lease cost	39	43	82	88
Finance lease cost
Interest on lease liabilities	—	1	—	5
Amortization of right-of-use assets	—	29	—	58
Sublease income	(60)	(59)	(119)	(116)
Net lease cost	$807	$578	$1,597	$1,223
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$474	$393	$953	$784
Right-of-use assets obtained in exchange for new operating lease liabilities	2,029	—	2,286	—

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
June 30, 2024	$1,861
June 30, 2025	1,428
June 30, 2026	1,158
June 30, 2027	791
June 30, 2028	408
Thereafter	2,135
Total future minimum lease payments	$7,781
Amounts representing interest	(1,035)
Total operating lease liabilities	$6,746

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Noninterest-bearing	$715,534	$860,987
Interest-bearing
Interest-bearing demand	753,194	706,275
Savings accounts	93,557	99,882
Money market savings	986,403	1,035,981
Time deposits	304,167	212,359
Total interest-bearing	2,137,321	2,054,497
Total deposits	$2,852,855	$2,915,484

Certificates of deposit in excess of $250,000 totaled $94.2 million and $51.1 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 9 Short-Term Borrowings

Short-term borrowings at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Fed funds purchased	$492,060	$153,080
FHLB short-term advances	—	225,000
Total	$492,060	$378,080

The following table presents information related to short-term borrowings for the three and six months ended June 30, 2023 and 2022:

	Three months ended
	June 30,
(dollars in thousands)	2023		2022
Fed funds purchased
Balance as of end of period	$492,060		$117,350
Average daily balance	360,033		81,506
Maximum month-end balance	492,060		117,350
Weighted-average rate
During period	5.31%		1.18%
End of period	5.35%		1.44%
FHLB short-term advances
Balance as of end of period	$—		$125,000
Average daily balance	—		9,615
Maximum month-end balance	—		125,000
Weighted-average rate
During period	N/A	%	1.59%
End of period	N/A	%	1.80%

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Fed funds purchased
Balance as of end of period	$492,060	$117,350
Average daily balance	325,303	40,978
Maximum month-end balance	492,060	117,350
Weighted-average rate
During period	5.10%	1.18%
End of period	5.35%	1.44%
FHLB short-term advances
Balance as of end of period	$—	$125,000
Average daily balance	39,779	4,834
Maximum month-end balance	225,000	125,000
Weighted-average rate
During period	4.69%	1.59%
End of period	N/A %	1.80%

NOTE 10 Long-Term Debt

Long-term debt as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,560	Three-month LIBOR + 3.10%	8.64%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,340	Three-month LIBOR + 1.80%	7.35%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,900

	December 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,537	Three-month LIBOR + 3.10%	7.82%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,306	Three-month LIBOR + 1.80%	6.57%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,843

NOTE 11 Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Company exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of June 30, 2023 and December 31, 2022, respectively, was as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$786,451	$806,431
Standby letters of credit	9,784	13,089
Total	$796,235	$819,520

The Company had an allowance for loan losses on unfunded commitments of $3.2 million as of December 31, 2022. Upon the adoption of the CECL accounting standard, the Company recorded an additional $1.9 million reserve for unfunded commitments. For the six months ending June 30, 2023, the Company recorded an additional $44 thousand in provision for credit losses on unfunded commitments for a total of $5.1 million of allowance for credit losses on unfunded commitments as of June 30, 2023.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of June 30, 2023 or December 31, 2022. With the Bank of North Dakota, the Company had a no letters of credit outstanding as of June 30, 2023 and December 31, 2022. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $230.3 million and $215.5 million as of June 30, 2023 and December 31, 2022, respectively.

NOTE 12 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2023, 810,277 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $656 thousand and $663 thousand for the three months ended June 30, 2023 and 2022. The compensation expense relating to awards under these plans was $815 thousand and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the activity in the stock plans for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023		2022
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	238,929	$23.66	260,850	$21.04
Granted	82,810	20.85	94,592	19.01
Vested	(91,867)	21.29	(107,113)	19.19
Forfeited or cancelled	(22,204)	21.39	(10,624)	23.71
Outstanding at end of period	207,668	$23.83	237,705	$20.95

As of June 30, 2023, there was $3.0 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,444	21.0%	$2,524	21.0%
Tax effect of:
Tax exempt income	(156)	(1.3)%	(122)	(1.0)%
State income taxes, net of federal benefits	485	4.1%	531	4.4%
Nondeductible items and other	(238)	(2.0)%	(208)	(1.7)%
Applicable income taxes	$2,535	21.8%	$2,725	22.7%

	Six months ended June 30,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,648	21.0%	$5,269	21.0%
Tax effect of:
Tax exempt income	(300)	(1.4)%	(239)	(1.0)%
State income taxes, net of federal benefits	946	4.3%	1,109	4.4%
Nondeductible items and other	(453)	(2.0)%	(526)	(2.1)%
Applicable income taxes	$4,841	21.9%	$5,613	22.3%

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

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$15,202	$17,906	$15,559
Total		$17,906	$15,202	$17,906	$15,559

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$278	$(509)	$111	$(156)
Total	$278	$(509)	$111	$(156)
(1)	The amortization expense for low income housing tax credits were included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Six months ended June 30,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$639	$(735)	$111	$(156)
Total	$639	$(735)	$111	$(156)
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended June 30, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$22,681	$—	$—	$218	$(665)	$22,234
Provision for credit losses	—	—	—	—	—	—
Noninterest income	1,336	15,890	5,449	2,905	198	25,778
Intercompany revenue (expense)	(2,933)	1,331	(257)	286	1,573	—
Noninterest expense	11,548	8,290	2,100	3,882	10,553	36,373
Net income (loss) before taxes	$9,536	$8,931	$3,092	$(473)	$(9,447)	$11,639

	Six months ended June 30, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$46,832	$—	$—	$380	$(1,320)	$45,892
Provision for credit losses	550	—	—	—	—	550
Noninterest income	4,158	31,372	10,644	4,622	235	51,031
Intercompany revenue (expense)	(5,980)	2,672	(425)	512	3,221	—
Noninterest expense	25,503	15,600	3,613	6,667	22,859	74,242
Net income (loss) before taxes	$18,957	$18,444	$6,606	$(1,153)	$(20,723)	$22,131

	Three months ended June 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$22,779	$—	$—	$558	$(561)	$22,776
Provision for credit losses	—	—	—	—	—	—
Noninterest income	1,341	16,293	5,548	6,038	6	29,226
Intercompany revenue (expense)	(3,829)	1,095	(337)	1,334	1,737
Noninterest expense	11,790	7,693	1,293	6,543	12,665	39,984
Net income (loss) before taxes	$8,501	$9,695	$3,918	$1,387	$(11,483)	$12,018

	Six months ended June 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$44,304	$—	$—	$1,267	$(1,122)	$44,449
Provision for credit losses	—	—	—	—	—	—
Noninterest income	2,879	33,939	10,874	10,969	35	58,696
Intercompany revenue (expense)	(4,988)	692	(851)	1,828	3,319	—
Noninterest expense	23,325	15,722	2,617	12,057	24,334	78,055
Net income (loss) before taxes	$18,870	$18,909	$7,406	$2,007	$(22,102)	$25,090

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

NOTE 16 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and six months ended June 30, 2023 and 2022 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Net income	$9,104	$9,293	$17,290	$19,477
Dividends and undistributed earnings allocated to participating securities	62	101	120	225
Net income available to common shareholders	$9,042	$9,192	$17,170	$19,252
Weighted-average common shares outstanding for basic earnings per share	20,033	17,297	20,030	17,271
Dilutive effect of stock-based awards	208	235	213	246
Weighted-average common shares outstanding for diluted earnings per share	20,241	17,532	20,243	17,517
Earnings per common share:
Basic earnings per common share	$0.45	$0.53	$0.86	$1.11
Diluted earnings per common share	$0.45	$0.52	$0.85	$1.10

NOTE 17 Derivative Instruments

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Designated as hedging instruments:	Consolidated Balance Sheet Location
Fair value hedges:
Interest rate swaps	Other assets	$2,069	$200,000	$—	$—
Total derivatives designated as hedging instruments		$2,069	$200,000	$—	$—
Not designated as hedging instruments:
Asset Derivatives
Interest rate swaps	Other assets	$6,049	$42,716	$6,277	$43,430
Interest rate lock commitments	Other assets	523	34,602	121	10,462
Forward loan sales commitments	Other assets	71	4,193	7	351
To-be-announced mortgage backed securities	Other assets	210	68,750	—	—
Total asset derivatives not designated as hedging instruments		$6,853	$150,261	$6,405	$54,243
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$6,049	$42,716	$6,277	$43,430
To-be-announced mortgage backed securities	Accrued expenses and other liabilities	—	—	26	25,750
Total liability derivatives not designated as hedging instruments		$6,049	$42,716	$6,303	$69,180

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

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at June 30, 2023:

	June 30, 2023
		Cumulative Fair
		Value Hedging
		Adjustment in the
	Carrying Amount	Carrying Amount of
	of Hedge Assets/	Hedged Assets/
	Liabilities	Liabilities
(dollars in thousands)
Mortgage-backed securities
Residential agency	$284,584	$(2,073)
Total	$284,584	$(2,073)

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

Interest rate lock commitments, forward loan sales commitments and to be announced (TBA) mortgage backed securities: The Company enters into forward delivery contracts to sell mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.

The gain (loss) recognized on derivative instruments for the three and six months ended June 30, 2023 and 2022 was as follows:

(dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Consolidated Statements of Income Location	2023	2022	2023	2022
Interest rate swaps	Interest income	$—	$—	$—	$—
Total gain (loss) from derivatives designated as hedging instruments		$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate swaps	Other noninterest income	$—	$1	$—	$1
Interest rate lock commitments	Mortgage banking	89	563	429	(147)
Forward loan sales commitments	Mortgage banking	70	542	64	52
To-be-announced mortgage backed securities	Mortgage banking	302	1,246	129	3,749
Total gain (loss) from derivatives not designated as hedging instruments		$461	$2,352	$622	$3,655

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. The amount of collateral posted with third parties was $290 thousand at June 30, 2023 and $309 thousand at December 31, 2022. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at June 30, 2023 and December 31, 2022, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2023 and December 31, 2022:

	June 30, 2023
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$395,276	13.30%	$133,728	4.50%	$	N/A	N/A
Bank	383,663	12.93%	133,585	4.50%		192,895	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	404,176	13.60%	178,304	6.00%		N/A	N/A
Bank	383,663	12.93%	178,113	6.00%		237,409	8.00%
Total capital to risk weighted assets
Consolidated	490,091	16.49%	237,738	8.00%		N/A	N/A
Bank	419,578	14.14%	237,486	8.00%		296,762	10.00%
Tier 1 capital to average assets
Consolidated	404,176	11.15%	144,987	4.00%		N/A	N/A
Bank	383,663	10.59%	144,890	4.00%		181,112	5.00%

	December 31, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$389,335	13.39%	$130,862	4.50%	$	N/A	N/A
Bank	370,749	12.76%	130,791	4.50%		188,920	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	398,179	13.69%	174,482	6.00%		N/A	N/A
Bank	370,749	12.76%	174,388	6.00%		232,517	8.00%
Total capital to risk weighted assets
Consolidated	479,325	16.48%	232,643	8.00%		N/A	N/A
Bank	401,895	13.83%	232,517	8.00%		290,646	10.00%
Tier 1 capital to average assets
Consolidated	398,179	11.25%	141,514	4.00%		N/A	N/A
Bank	370,749	10.48%	141,440	4.00%		176,800	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2023, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the aforementioned guidelines.

NOTE 19 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until

February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the six months ended June 30, 2023, the Company repurchased 170,046 shares of common stock under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$2,906	$—	$2,906
Mortgage backed securities
Residential agency	—	558,456	—	558,456
Commercial	—	60,909	—	60,909
Asset backed securities	—	28	—	28
Corporate bonds	—	55,155	—	55,155
Total available-for-sale investment securities	$—	$677,454	$—	$677,454
Other assets
Derivatives	$—	$6,853	$—	$6,853
Other liabilities
Derivatives	$—	$8,118	$—	$8,118

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,520	$—	$3,520
Mortgage backed securities
Residential agency	—	587,679	—	587,679
Commercial	—	63,558	—	63,558
Asset backed securities	—	34	—	34
Corporate bonds	—	62,533	—	62,533
Total available-for-sale investment securities	$—	$717,324	$—	$717,324
Other assets
Derivatives	$—	$6,405	$—	$6,405
Other liabilities
Derivatives	$—	$6,303	$—	$6,303

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$20,893	$—	$20,893	$—
Individually evaluated	—	2,390	2,390	288
Servicing rights	—	2,351	2,351	—

	December 31, 2022
(dollars in thousands)	Level 2	Level 3	Total	Impairment
Loans held for sale	$9,488	$—	$9,488	$—
Individually evaluated	—	2,813	2,813	954
Foreclosed assets	—	30	30	—
Servicing rights	—	2,643	2,643	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2023 and December 31, 2022, were as follows:

			June 30, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,390	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	—	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,351	83-134	101
		Discount rate		11.0%	11.0%

			December 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,813	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	30	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,643	103-137	115
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments in which the ending balances, as of June 30, 2023 and December 31, 2022, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	June 30, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$65,471	$65,471	$—	$—	$65,471
Investment securities held-to-maturity	308,416	—	260,710	—	260,710
Loans, net	2,497,826	—	—	2,403,819	2,403,819
Accrued interest receivable	13,587	13,587	—	—	13,587
Bank-owned life insurance	32,793	—	32,793	—	32,793
Financial Liabilities
Noninterest-bearing deposits	$715,534	$—	$715,534	$—	$715,534
Interest-bearing deposits	1,833,154	—	1,833,154	—	1,833,154
Time deposits	304,167	—	—	300,375	300,375
Short-term borrowings	492,060	492,060	—	—	492,060
Long-term debt	58,900	—	56,008	—	56,008
Accrued interest payable	2,960	2,960	—	—	2,960

	December 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$58,242	$58,242	$—	$—	$58,242
Investment securities held-to-maturity	321,902	—	270,912	—	270,912
Loans, net	2,412,848	—	—	2,311,956	2,311,956
Accrued interest receivable	12,869	12,869	—	—	12,869
Bank-owned life insurance	33,991	—	33,991	—	33,991
Financial Liabilities
Noninterest-bearing deposits	$860,987	$—	$860,987	$—	$860,987
Interest-bearing deposits	1,842,138	—	1,842,138	—	1,842,138
Time deposits	212,359	—	—	208,550	208,550
Short-term borrowings	378,080	378,080	—	—	378,080
Long-term debt	58,843	—	56,116	—	56,116
Accrued interest payable	2,426	2,426	—	—	2,426

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2023 and 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 13, 2023.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	interest rate risks associated with our business, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	our ability to successfully manage credit risk and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the CECL accounting standard;
●	business and economic conditions generally and in the financial services industry, nationally and within our market areas, including continued rising rates of inflation and possible recession, the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	our ability to manage liquidity risk, including our need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation, or FDIC, insurance limits and may withdraw deposits to diversify their exposure;

●	fluctuations in the values of securities held in our securities portfolio, including as a result of changes in interest rates;
●	the overall health of the local and national real estate market;
●	concentrations within our loan portfolio;
●	the level of nonperforming assets on our balance sheet;
●	our ability to implement our organic and acquisition growth strategies, including the integration of Metro Phoenix Bank which we acquired in 2022;
●	the impact of economic or market conditions on our fee-based services;
●	our ability to continue to grow our retirement and benefit services business;
●	our ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of our executive management team and our ability to attract and retain key personnel;
●	the rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	potential impairment to the goodwill we recorded in connection with our past acquisitions; including the acquisition of Metro Phoenix Bank;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes, including in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank;
●	governmental monetary, trade and fiscal policies;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;

●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 global pandemic;
●	acts of war or terrorism, including the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in our internal control over financial reporting;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1.0% excise tax on stock buybacks to publicly traded companies;
●	talent and labor shortages and employee turnover; our success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” sections of the reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2022. Effective January 1, 2023, through March 31, 2023, the significant accounting policy which we believe to be critical in preparing our consolidated financial is the determination of the allowance for credit losses.

Management considers the policies related to the allowance for credit losses critical to the financial statement presentation. The allowance for credit losses is established through the provision for credit losses charged to current earnings. The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 – Significant Accounting Policies in the accompanying notes to the consolidated financial statements for further discussion on the methodology in establishing the allowance for credit losses.

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

Recent Developments

Shareholder Dividend

On May 11, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per common share. This dividend was paid on July 14, 2023, to stockholders of record at the close of business on June 15, 2023.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2023	2022
Performance Ratios
Return on average total assets	0.96%	0.88%	1.14%	0.92%	1.20%
Return on average common equity	10.14%	9.17%	11.93%	9.66%	11.85%
Return on average tangible common equity (1)	13.71%	12.58%	15.25%	13.15%	14.97%
Noninterest income as a % of revenue	53.69%	51.63%	56.20%	52.65%	56.91%
Net interest margin (taxable-equivalent basis)	2.52%	2.70%	2.98%	2.61%	2.91%
Efficiency ratio (1)	72.79%	74.53%	74.72%	73.67%	73.50%
Average equity to average assets	9.52%	9.54%	9.59%	9.53%	10.13%
Net charge-offs/(recoveries) to average loans	(0.07)%	0.03%	0.07%	(0.02)%	0.02%
Dividend payout ratio	42.22%	45.00%	34.62%	43.53%	30.91%
Per Common Share
Earnings per common share - basic	$0.45	$0.41	$0.53	$0.86	$1.11
Earnings per common share - diluted	$0.45	$0.40	$0.52	$0.85	$1.10
Dividends declared per common share	$0.19	$0.18	$0.18	$0.37	$0.34
Book value per common share	$17.96	$17.90	$17.75
Tangible book value per common share (1)	$14.60	$14.50	$14.93
Average common shares outstanding - basic	20,033	20,028	17,297	20,030	17,271
Average common shares outstanding - diluted	20,241	20,246	17,532	20,243	17,517
Other Data
Retirement and benefit services assets under administration/management	$35,052,652	$33,404,342	$31,749,157
Wealth management assets under administration/management	$3,857,710	$3,675,684	$4,147,763
Mortgage originations	$111,261	$77,728	$269,397	$188,989	$456,159
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2023	2022
Selected Average Balance Sheet Data
Loans	$2,482,413	$2,457,154	$1,838,631	$2,469,853	$1,803,623
Investment securities	1,007,792	1,034,288	1,164,625	1,020,967	1,190,298
Assets	3,785,487	3,791,536	3,258,655	3,788,494	3,272,654
Deposits	2,940,216	2,933,022	2,740,417	2,936,638	2,778,411
Fed funds purchased	360,033	290,187	81,506	325,303	40,978
Short-term borrowings	—	80,000	9,615	39,779	4,834
Long-term debt	58,886	58,858	58,876	58,872	58,892
Stockholders’ equity	360,216	361,857	312,515	361,032	331,425

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2023	2023	2022	2022
Selected Period End Balance Sheet Data
Loans	$2,533,522	$2,486,625	$2,443,994	$1,890,243
Allowance for credit losses on loans	(35,696)	(35,102)	(31,146)	(31,373)
Investment securities	985,870	1,019,473	1,039,226	1,130,538
Assets	3,832,978	3,886,773	3,779,637	3,295,065
Deposits	2,852,855	3,031,978	2,915,484	2,619,550
Long-term debt	58,900	58,872	58,843	58,870
Total stockholders’ equity	357,685	359,118	356,872	307,158

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2023	2022
Selected Income Statement Data
Net interest income	$22,234	$23,658	$22,776	$45,892	$44,449
Provision for credit losses	—	550	—	550	—
Noninterest income	25,778	25,253	29,226	51,031	58,696
Noninterest expense	36,373	37,869	39,984	74,242	78,055
Income before income taxes	11,639	10,492	12,018	22,131	25,090
Income tax expense	2,535	2,306	2,725	4,841	5,613
Net income	$9,104	$8,186	$9,293	$17,290	$19,477

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio, as adjusted. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity less goodwill and other intangible assets; (ii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; and (v) efficiency ratio, as adjusted, as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2022
Tangible common equity to tangible assets
Total common stockholders’ equity	$357,685	$359,118	$356,872	$307,158
Less: Goodwill	47,087	47,087	47,087	31,337
Less: Other intangible assets	19,806	21,131	22,455	17,511
Tangible common equity (a)	290,792	290,900	287,330	258,310
Total assets	3,832,978	3,886,773	3,779,637	3,295,065
Less: Goodwill	47,087	47,087	47,087	31,337
Less: Other intangible assets	19,806	21,131	22,455	17,511
Tangible assets (b)	3,766,085	3,818,555	3,710,095	3,246,217
Tangible common equity to tangible assets (a)/(b)	7.72%	7.62%	7.74%	7.96%
Tangible book value per common share
Total common stockholders’ equity	$357,685	$359,118	$356,872	$307,158
Less: Goodwill	47,087	47,087	47,087	31,337
Less: Other intangible assets	19,806	21,131	22,455	17,511
Tangible common equity (c)	290,792	290,900	287,330	258,310
Total common shares issued and outstanding (d)	19,915	20,067	19,992	17,306
Tangible book value per common share (c)/(d)	$14.60	$14.50	$14.37	$14.93

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2023	2022
Return on average tangible common equity
Net income	$9,104	$8,186	$9,293	$17,290	$19,477
Add: Intangible amortization expense (net of tax)	1,046	1,046	832	2,092	1,664
Net income, excluding intangible amortization (e)	10,150	9,232	10,125	19,382	21,141
Average total equity	360,216	361,857	312,515	361,032	331,425
Less: Average goodwill	47,087	47,087	31,488	47,087	31,489
Less: Average other intangible assets (net of tax)	16,153	17,208	14,737	16,678	15,151
Average tangible common equity (f)	296,976	297,562	266,290	297,267	284,785
Return on average tangible common equity (e)/(f)	13.71%	12.58%	15.25%	13.15%	14.97%
Efficiency ratio
Noninterest expense	$36,373	$37,869	$39,984	$74,242	$78,055
Less: Intangible amortization expense	1,324	1,324	1,053	2,648	2,106
Adjusted noninterest expense (g)	35,049	36,545	38,931	71,594	75,949
Net interest income	22,234	23,658	22,776	45,892	44,449
Noninterest income	25,778	25,253	29,226	51,031	58,696
Tax-equivalent adjustment	140	124	100	264	194
Total tax-equivalent revenue (h)	48,152	49,035	52,102	97,187	103,339
Efficiency ratio (g)/(h)	72.79%	74.53%	74.72%	73.67%	73.50%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2023 was $9.1 million, or $0.45 per diluted common share a $189 thousand or 2%, decrease compared to $9.3 million, or $0.52 per diluted common share for the three months ended June 30, 2022. Earnings for the second quarter of 2023 compared to the second quarter of 2022 decreased primarily due to a $3.4 million decrease in noninterest income and a $0.5 million decrease in net interest income. These negative results were partially offset by a $3.6 million decrease in noninterest expense.

Net income for the six months ended June 30, 2023, was $17.3 million, or $0.85 per diluted common share, a $2.2 million, or 11.2%, decrease compared to $19.5 million, or $1.10 per diluted common share, for the six months ended June 30, 2022. Earnings for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased primarily due to a $7.7 million decrease in noninterest income and a $0.6 million increase in provision for credit losses. These negative results were partially offset by a $1.4 million increase in net interest income and a $3.8 million decrease in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2023 and 2022.

Net interest income for the three months ended June 30, 2023, was $22.2 million, a decrease of $542 thousand, or 2.4%, compared to $22.8 million for the three months ended June 30, 2022. Net interest income for the second quarter of 2023 decreased compared to the second quarter of 2022 primarily due to the increasing cost of interest-bearing liabilities as interest expense increased $16.5 million mainly driven by an increase of 246 basis points in the average rate paid on interest-bearing liabilities. In addition the average balance of interest-bearing liabilities increased $503.1 million. This was partially offset by a $16.0 million increase in interest income, as interest earning assets increased $490.3 million while the interest earning asset yield increased 135 basis points. The increase in interest earning assets was due to a combination of organic growth and the acquisition of Metro Phoenix Bank. The increase in interest-bearing liabilities was due to the acquisition of Metro Phoenix Bank and a decrease in noninterest-bearing liabilities.

Net interest income for the six months ended June 30, 2023, was $45.9 million, an increase of $1.4 million, or 3.2%, compared to the $44.4 million for the six months ended June 30, 2022. Net interest income for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 primarily due to a 133 basis point increase in the earning asset yield in addition to an increase of $468.3 million in the average balance of interest earning assets. This was partially offset by an increase of 221 basis points in the average rate paid on interest-bearing liabilities. The average balance in interest-bearing liabilities increased $515.8 million. The increase in interest earning assets was due to a combination of organic growth and the acquisition of Metro Phoenix Bank. The increase in interest-bearing liabilities was due to the acquisition of Metro Phoenix Bank and a decrease in noninterest-bearing liabilities.

Net interest margin (on a FTE basis) for the three months ended June 30, 2023, was 2.52%, compared to 2.98% for the same period in 2022.

Net interest margin (on a FTE basis) for the six months ended June 30, 2023, was 2.61%, compared to 2.91% for the same period in 2022.

As a result of the recent and expected increases in the target federal funds interest rate, we anticipate that our net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and six months ended June 30, 2023 and 2022. We derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$36,418	$363	4.00%	$28,920	$28	0.39%
Investment securities (1)	1,007,792	6,360	2.53%	1,164,625	6,338	2.18%
Loans held for sale	14,536	189	5.22%	31,878	250	3.15%
Loans
Commercial:
Commercial and industrial	545,357	9,386	6.90%	463,215	5,053	4.38%
Real estate construction	87,905	1,629	7.43%	44,627	449	4.04%
Commercial real estate	956,828	12,138	5.09%	601,765	5,701	3.80%
Total commercial	1,590,090	23,153	5.84%	1,109,607	11,203	4.05%
Consumer
Residential real estate first mortgage	698,288	6,548	3.76%	543,023	4,458	3.29%
Residential real estate junior lien	156,276	2,900	7.44%	132,082	1,528	4.64%
Other revolving and installment	37,759	568	6.03%	53,919	592	4.40%
Total consumer	892,323	10,016	4.50%	729,024	6,578	3.62%
Total loans (1)	2,482,413	33,169	5.36%	1,838,631	17,781	3.88%
Federal Reserve/FHLB Stock	23,724	399	6.75%	10,564	129	4.90%
Total interest earning assets	3,564,883	40,480	4.55%	3,074,618	24,526	3.20%
Noninterest earning assets	220,604			184,037
Total assets	$3,785,487			$3,258,655
Interest-Bearing Liabilities
Interest-bearing demand deposits	$775,818	$2,431	1.26%	$703,365	$212	0.12%
Money market and savings deposits	1,145,335	8,033	2.81%	1,041,898	373	0.14%
Time deposits	270,121	2,214	3.29%	211,787	228	0.43%
Fed funds purchased	360,033	4,763	5.31%	81,506	240	1.18%
Short-term borrowings	—	—	—%	9,615	38	1.59%
Long-term debt	58,886	665	4.53%	58,876	559	3.81%
Total interest-bearing liabilities	2,610,193	18,106	2.78%	2,107,047	1,650	0.31%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	748,942			783,367
Other noninterest-bearing liabilities	66,136			55,726
Stockholders’ equity	360,216			312,515
Total liabilities and stockholders’ equity	$3,785,487			$3,258,655
Net interest income		$22,374			$22,876
Net interest rate spread			1.77%			2.89%
Net interest margin on FTE basis (1)			2.52%			2.98%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$39,167	$697	3.59%	$67,111	$74	0.22%
Investment securities (1)	1,020,967	12,552	2.48%	1,190,298	12,051	2.04%
Loans held for sale	12,452	316	5.12%	28,287	407	2.90%
Loans
Commercial:
Commercial and industrial	552,348	17,779	6.49%	449,014	10,068	4.52%
Real estate construction	95,460	3,297	6.96%	42,893	844	3.97%
Commercial real estate	934,356	23,265	5.02%	601,397	11,100	3.72%
Total commercial	1,582,164	44,341	5.65%	1,093,304	22,012	4.06%
Consumer
Residential real estate first mortgage	693,547	12,935	3.76%	528,952	8,891	3.39%
Residential real estate junior lien	153,016	5,561	7.33%	129,056	2,910	4.55%
Other revolving and installment	41,126	1,211	5.94%	52,311	1,140	4.39%
Total consumer	887,689	19,707	4.48%	710,319	12,941	3.67%
Total loans (1)	2,469,853	64,048	5.23%	1,803,623	34,953	3.91%
Federal Reserve/FHLB Stock	23,697	801	6.82%	8,536	199	4.70%
Total interest earning assets	3,566,136	78,414	4.43%	3,097,855	47,684	3.10%
Noninterest earning assets	222,358			174,799
Total assets	$3,788,494			$3,272,654
Interest-Bearing Liabilities
Interest-bearing demand deposits	$761,319	$4,025	1.07%	$708,888	$426	0.12%
Money market and savings deposits	1,155,247	14,265	2.49%	1,042,660	741	0.14%
Time deposits	251,145	3,492	2.80%	219,592	475	0.44%
Fed funds purchased	325,303	8,231	5.10%	40,978	240	1.18%
Short-term borrowings	39,779	926	4.69%	4,834	38	1.59%
Long-term debt	58,872	1,318	4.51%	58,892	1,121	3.84%
Total interest-bearing liabilities	2,591,665	32,257	2.51%	2,075,844	3,041	0.30%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	768,927			807,271
Other noninterest-bearing liabilities	66,870			58,114
Stockholders’ equity	361,032			331,425
Total liabilities and stockholders’ equity	$3,788,494			$3,272,654
Net interest income		$46,157			$44,643
Net interest rate spread			1.92%			2.80%
Net interest margin on FTE basis (1)			2.61%			2.91%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Compared with			Compared with
	Three Months Ended June 30, 2022			Six months ended June 30, 2022
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$7	$328	$335	$(30)	$653	$623
Investment securities	(852)	874	22	(1,713)	2,214	501
Loans held for sale	(136)	75	(61)	(228)	137	(91)
Loans
Commercial:
Commercial and industrial	897	3,436	4,333	2,316	5,395	7,711
Real estate construction	436	744	1,180	1,035	1,418	2,453
Commercial real estate	3,364	3,073	6,437	6,142	6,023	12,165
Total commercial	4,697	7,253	11,950	9,493	12,836	22,329
Consumer
Residential real estate first mortgage	1,274	816	2,090	2,767	1,277	4,044
Residential real estate junior lien	280	1,092	1,372	541	2,110	2,651
Other revolving and installment	(177)	153	(24)	(243)	314	71
Total consumer	1,377	2,061	3,438	3,065	3,701	6,766
Total loans	6,074	9,314	15,388	12,558	16,537	29,095
Federal Reserve/FHLB Stock	161	109	270	353	249	602
Total interest income	5,254	10,700	15,954	10,940	19,790	30,730
Interest-bearing liabilities
Interest-bearing demand deposits	22	2,197	2,219	31	3,568	3,599
Money market and savings deposits	36	7,624	7,660	78	13,446	13,524
Time deposits	63	1,923	1,986	69	2,948	3,017
Fed funds purchased	819	3,704	4,523	1,664	6,327	7,991
Short-term borrowings	(38)	—	(38)	276	612	888
Long-term debt	—	106	106	—	197	197
Total interest expense	902	15,554	16,456	2,118	27,098	29,216
Change in net interest income	$4,352	$(4,854)	$(502)	$8,822	$(7,308)	$1,514

Provision for Credit Losses

The Company recorded no provision for credit loss expense for the three months ending June 30, 2023 and June 30, 2022.

The Company recorded a provision for credit loss expense of $550 thousand for the six months ended June 30, 2023, a $550 thousand increase compared to the six months ended June 30, 2022. The provision for credit loss expense for the six months ended June 30, 2023 included $269 thousand in provision for credit loss on loans, $230 thousand in provision for credit loss on unfunded commitments and $51 thousand in provision for credit loss on investment securities held-to-maturity. The CECL accounting standard requires us to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses is primarily a result of a change in forecasting assumptions brought about by the new methodology.

Noninterest Income

Our noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents our noninterest income for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Retirement and benefit services	$15,890	$16,293	$31,372	$33,939
Wealth management	5,449	5,548	10,644	10,874
Mortgage banking	2,905	6,038	4,622	10,969
Service charges on deposit accounts	311	412	612	775
Other	1,223	935	3,781	2,139
Total noninterest income	$25,778	$29,226	$51,031	$58,696
Noninterest income as a % of revenue	53.69%	56.20%	52.65%	56.91%

Total noninterest income for the three months ended June 30, 2023 was $25.8 million, a $3.4 million, or 11.8%, decrease compared to $29.2 million for the three months ended June 30, 2022. The decrease in noninterest income was primarily driven by a decrease of $3.1 million in mortgage banking revenue as mortgage originations decreased $158.1 million, or 58.7%, compared to 2022, as higher interest rates dramatically impacted demand. Retirement and benefit services decreased $402 thousand mainly from the exit of the payroll services business and one time non-recurring document restatement fees.

Total noninterest income for the six months ended June 30, 2023, was $51.0 million, a $7.7 million, or 13.1%, decrease compared to $58.7 million for the six months ended June 30, 2022. The decrease in noninterest income was primarily driven by a decrease of $6.3 million in mortgage banking revenue as mortgage originations decreased $267.2 million, or 58.6%, compared to 2022 as higher interest rates dramatically impacted demand. Retirement and benefit services decreased $2.6 million mainly from the exit of the payroll services business, document restatement fees and asset based fees.

We anticipate that our noninterest income will continue to be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which have begun to and will continue to adversely affect mortgage originations and mortgage banking revenue.

Noninterest income as a percentage of total operating revenue was 53.7% for the three months ended June 30, 2023, compared to 56.2% for the three months ended June 30, 2022.

Noninterest income as a percentage of total operating revenue was 52.7% for the six months ended June 30, 2023, compared to 56.9% for the six months ended June 30, 2022.

See “NOTE 15 Segment Reporting” of the consolidated financial statements for additional discussion regarding our business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Compensation	$18,847	$21,248	$38,005	$40,299
Employee taxes and benefits	4,724	5,787	10,577	11,949
Occupancy and equipment expense	1,837	1,737	3,736	3,788
Business services, software and technology expense	5,269	4,785	10,593	9,709
Intangible amortization expense	1,324	1,053	2,648	2,106
Professional fees and assessments	1,530	2,246	2,682	3,787
Marketing and business development	648	814	1,334	1,414
Supplies and postage	406	572	866	1,218
Travel	306	356	554	535
Mortgage and lending expenses	215	482	712	1,168
Other	1,267	904	2,535	2,082
Total noninterest expense	$36,373	$39,984	$74,242	$78,055

Total noninterest expense for the three months ended June 30, 2023, was $36.4 million, a $3.6 million, or 9%, decrease compared to $40.0 million for the three months ended June 30, 2022. The year over year decrease was primarily due to a $2.4 million decrease in compensation, $1.1 million decrease in employee taxes and benefits, and $716 thousand decrease in professional fees and assessments. Compensation decreased primarily due to a decrease in mortgage related incentive compensation as a result of lower mortgage originations. The decrease in employee taxes and benefits resulted from lower group insurance claims, reduced headcount, and lower compensation costs. The number of full time equivalent employees was reduced by 65, or 8.1%, from the second quarter of 2022 after adjusting for the acquired employees from the Metro Phoenix Bank transaction.

Total noninterest expense for the six months ended June 30, 2023, was $74.2 million, a $3.8 million, or 4.9%, decrease compared to $78.1 million for the six months ended June 30, 2022. The decrease was driven by decreases of $2.3 million in compensation, $1.4 million in employee taxes and benefits, $1.1 million in professional fees and assessments, $456 thousand in mortgage lending expense, and $352 thousand in supplies and postage. The decrease in compensation expense was primarily due to a decrease in mortgage related incentive compensation as a result of lower mortgage originations, which was also the primary driver for the decrease in mortgage lending expense. The decrease in employee taxes and benefits was primarily due to lower group insurance claims driven by a reduction in headcount along with a decrease in taxes driven by lower compensation expense. The decrease in professional fees and assessments was primarily driven by lower merger and acquisition and recruitment expenses offset by an increase in FDIC assessments. The decrease in supplies and postage was driven by transitioning our retirement and benefit services fulfillment services from a mostly paper based to an electronic delivery method. These decreases were partially offset by increases of $884 thousand in business services, software and technology expense, $542 thousand in intangible amortization, and $453 thousand in other expenses. The increases in business services, software, and technology as well as intangible amortization were driven by our acquisition of Metro Phoenix Bank. The increase in other expenses was primarily due to provision of unfunded commitments and an increase in expenses incurred related to the payroll services line of business which we exited in 2022.

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

For the three months ended June 30, 2023, we recognized income tax expense of $2.5 million on $11.6 million of pre-tax income, resulting in an effective tax rate of 21.8%, compared to income tax expense of $2.7 million on $12.0 million of pre-tax income for the three months ended June 30, 2022, resulting in an effective tax rate of 22.7%.

For the six months ended June 30, 2023, we recognized income tax expense of $4.8 million on $22.1 million of pre-tax income, resulting in an effective tax rate of 21.9%, compared to income tax expense of $5.6 million on $25.1 million of pre-tax income for the six months ended June 30, 2022, resulting in an effective tax rate of 22.3%.

Financial Condition

Overview

Total assets were $3.8 billion as of June 30, 2023, an increase of $53.3 million, or 1.4%, as compared to December 31, 2022. The increase was primarily due to a $89.5 million increase in loans, $11.4 million increase in loans held for sale and $7.2 million increase in cash and cash equivalents, offset by a decrease of $53.4 million in investment securities.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and other revolving and installment loans. As of June 30, 2023, the portfolio mix was 21.8% commercial and industrial, 39.6% commercial real estate, 34.1% residential real estate and 4.5% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial	$551,860	21.8%	$583,876	23.9%	$(32,016)	(5.5)%
Real estate construction	78,428	3.1%	97,810	4.0%	(19,382)	(19.8)%
Commercial real estate	1,003,821	39.6%	881,670	36.0%	122,151	13.9%
Total commercial	1,634,109	64.5%	1,563,356	63.9%	70,753	4.5%
Consumer
Residential real estate first mortgage	707,630	27.9%	679,551	27.8%	28,079	4.1%
Residential real estate junior lien	157,231	6.2%	150,479	6.2%	6,752	4.5%
Other revolving and installment	34,552	1.4%	50,608	2.1%	(16,056)	(31.7)%
Total consumer	899,413	35.5%	880,638	36.1%	18,775	2.1%
Total loans	$2,533,522	100.0%	$2,443,994	100.0%	$89,528	3.7%

Total loans outstanding were $2.5 billion as of June 30, 2023, an increase of $89.5 million, or 3.7%, from December 31, 2022. The increase was primarily driven by a $122.2 million increase in commercial real estate and a $34.8 million increase in residential real estate loans, offset by a $32.0 million decrease in commercial and industrial, a $19.4 million decrease in real estate construction and a $16.1 million decrease in other consumer revolving and installment loans.

We anticipate that loan growth will slow down in future periods for our commercial and industrial, commercial real estate, residential real estate, and consumer loan portfolios as a result of the increasing interest rate environment and competition in our market areas.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2023:

	June 30, 2023
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$140,538	$248,600	$161,983	$739	$551,860
Real estate construction	25,301	42,706	8,375	2,046	78,428
Commercial real estate	57,619	414,874	470,975	60,353	1,003,821
Total commercial	223,458	706,180	641,333	63,138	1,634,109
Consumer
Residential real estate first mortgage	10,094	28,622	46,078	622,836	707,630
Residential real estate junior lien	8,990	24,807	35,574	87,860	157,231
Other revolving and installment	9,120	22,565	2,867	—	34,552
Total consumer	28,204	75,994	84,519	710,696	899,413
Total loans	$251,662	$782,174	$725,852	$773,834	$2,533,522
Loans with fixed interest rates:
Commercial
Commercial and industrial	$14,520	$213,065	$64,592	$740	$292,917
Real estate construction	5,915	2,601	6,168	—	14,684
Commercial real estate	42,073	322,046	296,216	21,158	681,493
Total commercial	62,508	537,712	366,976	21,898	989,094
Consumer
Residential real estate first mortgage	6,892	25,171	38,390	409,946	480,399
Residential real estate junior lien	1,381	6,312	22,717	14,684	45,094
Other revolving and installment	3,815	18,759	2,867	—	25,441
Total consumer	12,088	50,242	63,974	424,630	550,934
Total loans with fixed interest rates	$74,596	$587,954	$430,950	$446,528	$1,540,028
Loans with floating interest rates:
Commercial
Commercial and industrial	$126,018	$35,535	$97,391	$—	$258,944
Real estate construction	19,386	40,105	2,207	2,046	63,744
Commercial real estate	15,546	92,828	174,759	39,195	322,328
Total commercial	160,950	168,468	274,357	41,241	645,016
Consumer
Residential real estate first mortgage	3,202	3,451	7,688	212,890	227,231
Residential real estate junior lien	7,609	18,495	12,857	73,176	112,137
Other revolving and installment	5,305	3,806	—	—	9,111
Total consumer	16,116	25,752	20,545	286,066	348,479
Total loans with floating interest rates	$177,066	$194,220	$294,902	$327,307	$993,495

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

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$32,733	$25,182
Real estate construction	—	262
Commercial real estate	6,806	8,400
Total commercial	39,539	33,844
Consumer
Residential real estate first mortgage	467	808
Residential real estate junior lien	357	632
Other revolving and installment	6	1
Total consumer	830	1,441
Total loans	$40,369	$35,285
Criticized loans as a percent of total loans	1.59%	1.44%

The following table presents information regarding nonperforming assets as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$2,233	$3,794
Accruing loans 90+ days past due	347	—
Total nonperforming loans	2,580	3,794
OREO and repossessed assets	—	30
Total nonperforming assets	2,580	3,824
Total restructured accruing loans	—	151
Total nonperforming assets and restructured accruing loans	$2,580	$3,975
Nonperforming loans to total loans	0.10%	0.16%
Nonperforming assets to total assets	0.07%	0.10%
Allowance for credit losses on loans to nonperforming loans	1,384%	821%

Interest income lost on nonaccrual loans approximated $101 thousand and $107 thousand for the six months ended June 30, 2023 and 2022, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2023 and 2022.

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

The following table presents, by loan type, the changes in the allowance for credit losses on loans for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance—beginning of period	$35,102	$31,713	$35,003	$31,572
Commercial loan charge-offs
Commercial and Industrial	(85)	(637)	(260)	(664)
Real estate construction	—	—	—	—
Commercial real estate	—	—	—	—
Total commercial loan charge-offs	(85)	(637)	(260)	(664)
Consumer loan charge-offs
Residential real estate first mortgage	—	—	—	—
Residential real estate junior lien	—	—	(77)	—
Other revolving and installment	(23)	(37)	(28)	(55)
Total consumer loan charge-offs	(23)	(37)	(105)	(55)
Total loan charge-offs	(108)	(674)	(365)	(719)
Commercial loan recoveries
Commercial and Industrial	438	90	494	216
Real estate construction	—	—	—	—
Commercial real estate	12	11	23	22
Total commercial recoveries	450	101	517	238
Consumer loan recoveries
Residential real estate first mortgage	—	—	2	—
Residential real estate junior lien	46	201	52	214
Other revolving and installment	15	32	27	68
Total consumer loan recoveries	61	233	81	282
Total loan recoveries	511	334	598	520
Net loan charge-offs (recoveries)	(403)	340	(233)	199
Commercial loan provision
Commercial and Industrial	(340)	1,085	(717)	1,856
Real estate construction	(760)	68	(318)	95
Commercial real estate	609	(1,123)	678	(1,564)
Total commercial loan provision	(491)	30	(357)	387
Consumer loan provision
Residential real estate first mortgage	(159)	(486)	50	(357)
Residential real estate junior lien	28	(134)	154	(42)
Other revolving and installment	(13)	(5)	(130)	140
Total consumer loan provision	(144)	(625)	74	(259)
Unallocated provision expense	826	595	743	(128)
Total provision for credit losses on loans	191	—	460	—
Balance—end of period	$35,696	$31,373	$35,696	$31,373
Total loans	$2,533,522	$1,890,243	$2,533,522	$1,890,243
Average total loans	2,482,413	1,838,631	2,469,853	1,803,623
Allowance for credit losses on loans to total loans	1.41%	1.66%	1.41%	1.66%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.07)%	0.07%	(0.02)%	0.02%

Effective January 1, 2023, the Company adopted the new CECL accounting standard. The adoption of the CECL accounting standard resulted in the Company’s allowance for credit losses increasing by approximately $5.9 million relative to the allowance held as of December 31, 2022. The adoption of the CECL accounting standard resulted in an additional allowance of $3.9 million in the allowance for credit losses on loans and $1.9 million in additional allowance for credit losses on unfunded commitments. The allowance for credit losses on loans was $35.7 million as of June 30, 2023, compared to $31.1 million as of December 31, 2022. The $4.6 million increase was the result of a $3.9 million increase from the adoption of the CECL accounting standard as well as a $269 thousand provision for credit losses on loans expense. As of June 30, 2023, the allowance for credit losses on loans represented 1.41% of total loans.

The following table summarizes the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance—beginning of period	$35,102	$31,713	$35,003	$31,572
Net charge-offs (recoveries):
Commercial net charge-offs (recoveries)
Commercial and Industrial	(353)	547	(234)	448
Real estate construction	—	—	—	—
Commercial real estate	(12)	(11)	(23)	(22)
Total commercial net charge-offs (recoveries)	(365)	536	(257)	426
Consumer net charge-offs (recoveries)
Residential real estate first mortgage	—	—	(2)	—
Residential real estate junior lien	(46)	(201)	25	(214)
Other revolving and installment	8	5	1	(13)
Total consumer net charge-offs (recoveries)	(38)	(196)	24	(227)
Total net charge-offs (recoveries)	(403)	340	(233)	199
Provision for credit losses on loans	191	—	460	—
Balance—end of period	$35,696	$31,373	$35,696	$31,373

Net charge-offs (recoveries) to average loans
Commercial net charge-offs (recoveries) to average loans
Commercial and Industrial	(0.06)%	0.12%	(0.02)%	0.05%
Real estate construction	—%	—%	—%	—%
Commercial real estate	—%	—%	—%	—%
Total commercial net charge-offs (recoveries) to average loans	(0.06)%	0.12%	(0.02)%	0.05%
Consumer net charge-offs (recoveries) to average loans
Residential real estate first mortgage	—%	—%	—%	—%
Residential real estate junior lien	(0.01)%	(0.04)%	—%	(0.02)%
Other revolving and installment	—%	—%	—%	—%
Total consumer net charge-offs (recoveries) to average loans	(0.01)%	(0.04)%	—%	(0.03)%
Total net charge-offs (recoveries) to average loans	(0.07)%	0.07%	(0.02)%	0.02%

Allowance for credit losses on loans to total loans	1.41%	1.66%	1.41%	1.66%
Allowance for credit losses on loans to nonaccrual loans	1,599%	827%	1,599%	827%
Allowance for credit losses on loans to nonperforming loans	1,384%	821%	1,384%	821%

The following table presents the allocation of the allowance for credit losses on loans as of the dates presented:

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$7,813	21.8%	$9,158	23.9%
Real estate construction	3,646	3.1%	1,446	4.0%
Commercial real estate	12,965	39.6%	12,688	36.0%
Residential real estate first mortgage	7,901	27.9%	5,769	27.8%
Residential real estate junior lien	1,351	6.2%	1,289	6.2%
Other revolving and installment	293	1.4%	528	2.1%
Unallocated	1,727	—%	268	—%
Total loans	$35,696	100.0%	$31,146	100.0%

In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An allowance was established for off-balance sheet credit exposures as part of the adoption of the CECL accounting standard and is measured using similar internal and external assumptions. This allowance is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $5.2 million as of June 30, 2023.

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

The following table presents the fair value composition of our investment securities portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$2,906	0.3%	$3,520	0.3%
Mortgage backed securities
Residential agency	558,456	56.6%	587,679	56.6%
Commercial	60,909	6.2%	63,558	6.1%
Asset backed securities	28	—%	34	—%
Corporate bonds	55,155	5.6%	62,533	6.0%
Total available-for-sale investment securities	677,454	68.7%	717,324	69.0%
Held-to-maturity
Obligations of state and political agencies	131,016	13.3%	137,787	13.3%
Mortgage backed securities
Residential agency	177,618	18.0%	184,115	17.7%
Total held-to-maturity investment securities	308,634	31.3%	321,902	31.0%
Total investment securities	$986,088	100.0%	$1,039,226	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of June 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$420	4.47%	$674	5.45%	$1,812	5.41%
Mortgage backed securities
Residential agency	23	3.10%	3,750	2.23%	5,761	2.78%	548,922	1.81%
Commercial	—	—%	15,676	2.77%	7,686	2.81%	37,547	2.47%
Asset backed securities	—	—%	—	—%	8	5.54%	20	5.22%
Corporate bonds	—	—%	—	—%	55,155	3.83%	—	—%
Total available-for-sale investment securities	23	3.10%	19,846	2.71%	69,284	3.67%	588,301	1.86%
Held-to-maturity
Obligations of state and political agencies	5,946	0.60%	40,512	1.31%	58,000	2.00%	11,111	2.21%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	145,141	2.21%
Total held-to-maturity investment securities	5,946	0.60%	40,512	1.31%	58,000	2.00%	156,252	2.21%
Total investment securities	$5,969	0.61%	$60,358	1.77%	$127,284	2.93%	$744,553	1.94%

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank, and First Republic Bank that resulted in the failure of those institutions. Total deposits were $2.9 billion as of June 30, 2023, a decrease of $62.6 million, or 2.1%, from December 31, 2022. Interest-bearing deposits increased $82.8 million while noninterest-bearing deposits decreased $145.5 million. The decrease in total deposits was due to both public unit depositor seasonality and clients using excess liquidity and paying down revolving debt. Noninterest-bearing deposits decreased from 29.5% of total deposits to 25.1% as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted funds. Time deposit balances increased as higher short-term CD rates attracted both existing non-maturity deposits as well as new deposits to the Company.

The following table presents the composition of our deposit portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$715,534	25.1%	$860,987	29.5%	$(145,453)	(16.9)%
Interest-bearing demand	753,194	26.4%	706,275	24.2%	46,919	6.6%
Money market and savings	1,079,960	37.8%	1,135,863	39.0%	(55,903)	(4.9)%
Time deposits	304,167	10.7%	212,359	7.3%	91,808	43.2%
Total deposits	$2,852,855	100.0%	$2,915,484	100.0%	$(62,629)	(2.1)%

The following table presents the average balances and rates of our deposit portfolio for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$768,927	—%	$807,271	—%
Interest-bearing demand	761,319	1.26%	708,888	0.12%
Money market and savings	1,155,247	2.81%	1,042,660	0.14%
Time deposits	251,145	3.29%	219,592	0.43%
Total deposits	$2,936,638	1.73%	$2,778,411	0.12%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding as of June 30, 2023:

June 30,
(dollars in thousands)	2023
Maturing in:
3 months or less	$89,190
3 months to 6 months	3,453
6 months to 1 year	821
1 year or greater	752
Total	$94,216

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $983.6 million at June 30, 2023 These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$492,060	89.3%	$153,080	35.0%
FHLB Short-term advances	—	—%	225,000	51.6%
Subordinated notes	50,000	9.1%	50,000	11.4%
Junior subordinated debentures	8,900	1.6%	8,843	2.0%
Total borrowed funds	$550,960	100.0%	$436,923	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $813 thousand, or 0.2%, to $357.7 million as of June 30, 2023, compared to $356.9 million as of December 31, 2022 Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.72% as of June 30, 2023, from 7.74% as of December 31, 2022. Common equity tier 1 capital to risk weighted assets decreased to 13.30% as of June 30, 2023, from 13.39% as of December 31, 2022.

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

At June 30, 2023 and December 31, 2022, we met all the capital adequacy requirements to which we were subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Capital Ratios	2023	2022
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.30%	13.39%
Tier 1 capital to risk weighted assets	13.60%	13.69%
Total capital to risk weighted assets	16.49%	16.48%
Tier 1 capital to average assets	11.15%	11.25%
Tangible common equity to tangible assets (1)	7.72%	7.74%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.93%	12.76%
Tier 1 capital to risk weighted assets	12.93%	12.76%
Total capital to risk weighted assets	14.14%	13.83%
Tier 1 capital to average assets	10.59%	10.48%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of June 30, 2023, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized”. See “NOTE 18 Regulatory Matters” to the consolidated financial statements for additional information.

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

A summary of the contractual amounts of our exposure to off-balance sheet agreements as of June 30, 2023 and December 31, 2022, was as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$786,451	$806,431
Standby letters of credit	9,784	13,089
Total	$796,235	$819,520

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

As of June 30, 2023, we had on balance sheet liquidity of $654.4 million, compared to $778.9 million as of December 31, 2022. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2023, we had $492.1 million in federal funds purchased, and no short-term borrowings from the FHLB. As of June 30, 2023, we had $1.5 billion of collateral pledged to the FHLB and based on this collateral, we were eligible to borrow up to an additional $493.5 million from the FHLB. In addition, we can borrow up to $107.0 million through the unsecured lines of credit we have established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” we can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $766.6 million, as of June 30, 2023. Management believed that we had adequate resources to fund all of our commitments as of June 30, 2023 and December 31, 2022.

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

The estimated impact on our net interest income as of June 30, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below:

	June 30, 2023		December 31, 2022
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−35.0%	−18.2%	−25.1%	−8.2%
+300 basis points	−26.3%	−13.8%	−18.9%	−6.4%
+200 basis points	−17.5%	−9.2%	−12.7%	−4.4%
+100 basis points	−8.5%	−4.1%	−6.2%	−1.8%
−100 basis points	7.7%	2.8%	5.2%	0.5%
−200 basis points	13.3%	3.3%	7.9%	−1.7%

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

The table below presents the change in the economic value of equity as of June 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	June 30,	December 31,
	2023	2022
+400 basis points	−27.7%	−19.5%
+300 basis points	−21.6%	−15.3%
+200 basis points	−14.6%	−10.4%
+100 basis points	−6.9%	−4.9%
−100 basis points	5.7%	4.0%
−200 basis points	8.7%	5.0%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2023:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
April 1-30, 2023	—	$—	—	770,000
May 1-31, 2023	62,513	16.13	62,513	770,000
June 1-30, 2023	107,533	18.09	107,533	770,000
Total	170,046	$17.37	170,046	770,000
(1)	Shares repurchased by the Company represent shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended June 30, 2023, the Company repurchased 170,046 shares of common stock under the Program.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: August 3, 2023	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)