Form 10-Q
period 2023-09-30
ALERUS FINANCIAL CORP
filed 2023-11-02
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding at October 31, 2023 was 19,776,006.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$64,724	$58,242
Investment securities
Available-for-sale, at fair value	640,001	717,324
Held-to-maturity, at carrying value (allowance for credit losses on investments of $218 September 30, 2023)	303,268	321,902
Loans held for sale	16,346	9,488
Loans	2,606,430	2,443,994
Allowance for credit losses on loans	(36,290)	(31,146)
Net loans	2,570,140	2,412,848
Land, premises and equipment, net	17,182	17,288
Operating lease right-of-use assets	5,986	5,419
Accrued interest receivable	15,561	12,869
Bank-owned life insurance	33,012	33,991
Goodwill	46,783	47,087
Other intangible assets	18,482	22,455
Servicing rights	2,214	2,643
Deferred income taxes, net	47,978	42,369
Other assets	87,461	75,712
Total assets	$3,869,138	$3,779,637
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$717,990	$860,987
Interest-bearing	2,154,194	2,054,497
Total deposits	2,872,184	2,915,484
Short-term borrowings	515,470	378,080
Long-term debt	58,928	58,843
Operating lease liabilities	6,286	5,902
Accrued expenses and other liabilities	66,868	64,456
Total liabilities	3,519,736	3,422,765
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,847,706 and 19,991,681 issued and outstanding	19,848	19,992
Additional paid-in capital	151,875	155,095
Retained earnings	291,162	280,426
Accumulated other comprehensive income (loss)	(113,483)	(98,641)
Total stockholders’ equity	349,402	356,872
Total liabilities and stockholders’ equity	$3,869,138	$3,779,637

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans, including fees	$34,986	$25,379	$99,187	$60,659
Investment securities
Taxable	6,146	5,939	18,222	17,447
Exempt from federal income taxes	182	209	558	638
Other	724	748	2,221	1,021
Total interest income	42,038	32,275	120,188	79,765
Interest Expense
Deposits	14,436	1,852	36,218	3,494
Short-term borrowings	6,528	1,516	15,684	1,794
Long-term debt	679	591	1,999	1,712
Total interest expense	21,643	3,959	53,901	7,000
Net interest income	20,395	28,316	66,287	72,765
Provision for credit losses	—	—	550	—
Net interest income after provision for credit losses	20,395	28,316	65,737	72,765
Noninterest Income
Retirement and benefit services	18,605	16,597	49,977	50,536
Wealth management	5,271	4,852	15,915	15,726
Mortgage banking	2,510	3,782	7,132	14,751
Service charges on deposit accounts	328	377	940	1,152
Other	1,693	1,402	5,475	3,541
Total noninterest income	28,407	27,010	79,439	85,706
Noninterest Expense
Compensation	19,071	21,168	57,076	61,467
Employee taxes and benefits	4,895	5,079	15,472	17,028
Occupancy and equipment expense	1,883	1,925	5,619	5,713
Business services, software and technology expense	4,774	5,373	15,367	15,082
Intangible amortization expense	1,324	1,324	3,972	3,430
Professional fees and assessments	1,716	3,126	4,397	6,913
Marketing and business development	692	890	2,026	2,304
Supplies and postage	410	588	1,275	1,806
Travel	322	291	876	826
Mortgage and lending expenses	689	409	1,401	1,577
Other	1,484	2,594	4,022	4,676
Total noninterest expense	37,260	42,767	111,503	120,822
Income before income taxes	11,542	12,559	33,673	37,649
Income tax expense	2,381	2,940	7,222	8,553
Net income	$9,161	$9,619	$26,451	$29,096
Per Common Share Data
Basic earnings per common share	$0.46	$0.48	$1.31	$1.58

Diluted earnings per common share	$0.45	$0.47	$1.30	$1.56
Dividends declared per common share	$0.19	$0.18	$0.56	$0.52
Average common shares outstanding	19,872	19,987	19,977	18,186
Diluted average common shares outstanding	20,095	20,230	20,193	18,431

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$9,161	$9,619	$26,451	$29,096
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on available-for-sale securities	(19,074)	(43,305)	(23,782)	(131,424)
Accretion of losses on debt securities reclassified to held-to-maturity	(80)	(91)	(251)	(290)
Net change in unrealized gain (losses) on cash flow hedging derivatives	1,216	—	1,216	—
Reclassification adjustment for losses (gains) realized in income	(205)	—	(205)	—
Net change in unrealized gain (losses) on other derivatives	1,132	—	3,206	—
Total other comprehensive income (loss), before tax	(17,011)	(43,396)	(19,816)	(131,714)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(4,270)	(10,892)	(4,974)	(33,060)
Other comprehensive income (loss), net of tax	(12,741)	(32,504)	(14,842)	(98,654)
Total comprehensive income (loss)	$(3,580)	$(22,885)	$11,609	$(69,558)

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2023	$19,915	$152,673	$285,839	$(100,742)	$357,685
Net income	—	—	9,161	—	9,161
Other comprehensive income (loss)	—	—	—	(12,741)	(12,741)
Common stock repurchased	(70)	(1,172)	—	—	(1,242)
Common stock dividends	—	—	(3,838)	—	(3,838)
Share‑based compensation expense	—	377	—	—	377
Vesting of restricted stock	3	(3)	—	—	—
Balance as of September 30, 2023	$19,848	$151,875	$291,162	$(113,483)	$349,402

	Nine months ended September 30, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	$19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	26,451	—	26,451
Other comprehensive income (loss)	—	—	—	(14,842)	(14,842)
Common stock repurchased	(257)	(4,299)	—	—	(4,556)
Common stock dividends	—	—	(11,263)	—	(11,263)
Share‑based compensation expense	18	1,174	—	—	1,192
Vesting of restricted stock	95	(95)	—	—	—
Balance as of September 30, 2023	$19,848	$151,875	$291,162	$(113,483)	$349,402

	Three months ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2022	$17,306	$93,129	$267,128	$(70,405)	$307,158
Net income	—	—	9,619	—	9,619
Other comprehensive income (loss)	—	—	—	(32,504)	(32,504)
Common stock repurchased	—	—	—	—	—
Common stock dividends	—	—	(3,615)	—	(3,615)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	—	351	—	—	351
Vesting of restricted stock	—	—	—	—	—
Balance as of September 30, 2022	$19,987	$154,629	$273,132	$(102,909)	$344,839

	Nine months ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2021	$17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	29,096	—	29,096
Other comprehensive income (loss)	—	—	—	(98,654)	(98,654)
Common stock repurchased	(24)	(673)	—	—	(697)
Common stock dividends	—	—	(9,531)	—	(9,531)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	10	1,382	—	—	1,392
Vesting of restricted stock	107	(107)	—	—	—
Balance as of September 30, 2022	$19,987	$154,629	$273,132	$(102,909)	$344,839

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Operating Activities
Net income	$26,451	$29,096
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	857	(1,215)
Provision for credit losses	550	—
Depreciation and amortization	6,378	6,116
Amortization and accretion of premiums/discounts on investment securities	1,652	2,778
Amortization of operating lease right-of-use assets	1,756	(65)
Share‑based compensation expense	1,192	1,392
Originations on loans held for sale	(239,004)	(353,547)
Proceeds on loans held for sale	238,028	383,740
(Increase) in value of bank-owned life insurance	(653)	(621)
Realized loss (gain) on sale of fixed assets	(71)	(33)
Realized loss (gain) on derivative instruments	531	1,031
Realized loss (gain) on loans sold	(5,922)	(10,062)
Realized loss (gain) on sale of foreclosed assets	(27)	(9)
Realized loss (gain) on BOLI mortality	(1,196)	—
Realized loss (gain) on servicing rights	(28)	(683)
Net change in:
Accrued interest receivable	(2,692)	(1,628)
Other assets	4,784	(13,903)
Accrued expenses and other liabilities	(1,986)	12,348
Net cash provided (used) by operating activities	30,600	54,735
Investing Activities
Proceeds from maturities of investment securities available-for-sale	46,655	88,417
Purchases of investment securities available-for-sale	—	(96,968)
Proceeds from calls of investment securities held-to-maturity	242	827
Proceeds from maturities and paydowns of investment securities held-to-maturity	17,125	23,422
Net (increase) decrease in loans	(161,606)	(290,565)
Net (increase) decrease in FHLB stock	(5,953)	—
Net cash received (paid) for business combinations	—	101,585
Proceeds from BOLI mortality claim	2,828	—
Purchases of premises and equipment	(1,731)	(1,081)
Proceeds from sales of foreclosed assets	51	143
Net cash provided (used) by investing activities	(102,389)	(174,220)
Financing Activities
Net increase (decrease) in deposits	(43,300)	(312,425)
Net increase (decrease) in short-term borrowings	137,390	253,830
Repayments of long-term debt	—	(182)
Cash dividends paid on common stock	(11,263)	(9,185)
Repurchase of common stock	(4,556)	(697)
Net cash provided (used) by financing activities	78,271	(68,659)
Net change in cash and cash equivalents	6,482	(188,144)
Cash and cash equivalents at beginning of period	58,242	242,311
Cash and cash equivalents at end of period	$64,724	$54,167

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
	2023	2022
Supplemental Cash Flow Disclosures
Interest paid	$50,969	$7,269
Income taxes paid	6,637	8,713
Cash dividends declared, not paid	3,838	3,615
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	3	153
Right-of-use assets obtained in exchange for new operating lease liabilities, net	1,938	1,452
Change in fair value hedges presented within residential real estate loans and other assets	3,206	—

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on September 12, 2019; (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. The last year the Company qualifies as an emerging growth company is 2024.

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

Ongoing impacts of the CECL accounting standard will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration and other forecasts.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2023.

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

NOTE 3 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of the available-for-sale investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$2,679	$9	$(23)	$—	$2,665
Mortgage backed securities
Residential agency	656,845	—	(135,222)	—	521,623
Commercial	66,980	—	(8,295)	—	58,685
Asset backed securities	27	—	—	—	27
Corporate bonds	69,495	—	(12,494)	—	57,001
Total available-for-sale investment securities	796,026	9	(156,034)	—	640,001
Held-to-maturity
Obligations of state and political agencies	130,088	—	(18,651)	115	111,437
Mortgage backed securities
Residential agency	173,398	—	(36,596)	103	136,802
Total held-to-maturity investment securities	303,486	—	(55,247)	218	248,239
Total investment securities	$1,099,512	$9	$(211,281)	$218	$888,240

	December 31, 2022
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,518	$19	$(17)	N/A	$3,520
Mortgage backed securities
Residential agency	705,845	2	(118,168)	N/A	587,679
Commercial	70,669	—	(7,111)	N/A	63,558
Asset backed securities	34	—	—	N/A	34
Corporate bonds	69,501	—	(6,968)	N/A	62,533
Total available-for-sale investment securities	849,567	21	(132,264)	N/A	717,324
Held-to-maturity
Obligations of state and political agencies	137,787	—	(17,736)	N/A	120,051
Mortgage backed securities
Residential agency	184,115	—	(33,254)	N/A	150,861
Total held-to-maturity investment securities	321,902	—	(50,990)	N/A	270,912
Total investment securities	$1,171,469	$21	$(183,254)	N/A	$988,236

The adequacy of the allowance for credit losses on investment securities is assessed at the end of each quarter. The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2023, represent a credit loss impairment. As of September 30, 2023, and December 31, 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The allowance for credit losses on held-to-maturity debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss on given default analysis an allowance for credit losses was established in the amount of $218 thousand as of September 30, 2023.

Accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of September 30, 2023, the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $2.4 million and $1.0 million, respectively. As of December 31, 2022, the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $1.9 million and $1.5 million, respectively.

The following table presents investment securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023:

	September 30, 2023
	Less than 12 Months		Over 12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	$—	$—	$(23)	$389	$(23)	$389
Mortgage backed securities
Residential agency	(9)	577	(135,213)	484,451	(135,222)	485,028
Commercial	—	—	(8,295)	58,684	(8,295)	58,684
Asset backed securities	—	7	—	19	—	26
Corporate bonds	—	—	(12,494)	57,001	(12,494)	57,001
Total available-for-sale investment securities	$(9)	$584	$(156,025)	$600,544	$(156,034)	$601,128

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

Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are of high credit quality. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds. The Company expects that it could see a continued increase in unrealized losses if the Federal Reserve continues to raise interest rates.

The following table presents amortized cost and fair value of available-for-sale investment securities and the carrying value and fair value of held-to-maturity investment securities as of September 30, 2023, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$5,981	$5,875	$—	$—
Due after one year through five years	51,009	45,878	17,119	15,706
Due after five years through ten years	60,325	49,427	80,670	66,779
Due after 10 years	12,773	10,257	41,392	35,893
	130,088	111,437	139,181	118,378
Mortgage-backed securities
Residential agency	173,398	136,802	656,845	521,623
Total investment securities	$303,486	$248,239	$796,026	$640,001

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $381.4 million and $260.7 million were pledged as of September 30, 2023 and December 31, 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

The company had no sales or calls of available-for-sale investment securities, for the three and nine months ended September 30, 2023 and 2022.

Proceeds from the call of held-to-maturity investment securities, for the three and nine months ended September 30, 2023 and 2022, are displayed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds	$116	$101	$242	$827
Realized gains	—	—	—	—
Realized losses	—	—	—	—

As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Federal Reserve	$4,623	$4,595
FHLB	25,316	19,362

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2023, the conversion ratio was 1.5902. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,010 Class A equivalents) that the Company owned as of September 30, 2023 and December 31, 2022, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$582,387	$583,876
Real estate construction	97,742	97,810
Commercial real estate	1,025,014	881,670
Total commercial	1,705,143	1,563,356
Consumer
Residential real estate first mortgage	717,793	679,551
Residential real estate junior lien	152,677	150,479
Other revolving and installment	30,817	50,608
Total consumer	901,287	880,638
Total loans	$2,606,430	$2,443,994

Total loans included net deferred loan fees and costs of $0.5 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $5.2 million as of September 30, 2023.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $11.5 million at September 30, 2023 and $9.2 million at December 31, 2022.

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurements of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed regularly to identify loans for nonaccrual status.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$572,898	$2,929	$—	$6,560	$582,387
Real estate construction	97,627	—	—	115	97,742
Commercial real estate	1,024,118	—	—	896	1,025,014
Total commercial	1,694,643	2,929	—	7,571	1,705,143
Consumer
Residential real estate first mortgage	716,799	108	—	886	717,793
Residential real estate junior lien	151,593	538	—	546	152,677
Other revolving and installment	30,635	178	—	4	30,817
Total consumer	899,027	824	—	1,436	901,287
Total loans	$2,593,670	$3,753	$—	$9,007	$2,606,430

	December 31, 2022
			90 Days
	Accruing	30 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$580,288	$2,426	$—	$1,162	$583,876
Real estate construction	97,370	—	—	440	97,810
Commercial real estate	879,830	368	—	1,472	881,670
Total commercial	1,557,488	2,794	—	3,074	1,563,356
Consumer
Residential real estate first mortgage	677,471	1,545	—	535	679,551
Residential real estate junior lien	149,918	377	—	184	150,479
Other revolving and installment	50,360	247	—	1	50,608
Total consumer	877,749	2,169	—	720	880,638
Total loans	$2,435,237	$4,963	$—	$3,794	$2,443,994

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Nonaccrual		90 Days
	with no Allowance		or More
(dollars in thousands)	for Credit Losses	Nonaccrual	Past Due
Commercial
Commercial and industrial	$—	$6,560	$—
Real estate construction	115	115	—
Commercial real estate	—	896	—
Total commercial	115	7,571	—
Consumer
Residential real estate first mortgage	880	886	—
Residential real estate junior lien	46	546	—
Other revolving and installment	—	4	—
Total consumer	926	1,436	—
Total loans	$1,041	$9,007	$—

	December 31, 2022
	Nonaccrual		90 Days
	with no Allowance		or More
(dollars in thousands)	for Credit Losses	Nonaccrual	Past Due
Commercial
Commercial and industrial	$638	$1,162	$—
Real estate construction	—	440	—
Commercial real estate	576	1,472	—
Total commercial	1,214	3,074	—
Consumer
Residential real estate first mortgage	535	535	—
Residential real estate junior lien	184	184	—
Other revolving and installment	1	1	—
Total consumer	720	720	—
Total loans	$1,934	$3,794	$—

Loans with a carrying value of $1.9 billion as of September 30, 2023 and $1.5 billion as of December 31, 2022, were pledged to secure public deposits, and for other purposes required or permitted by law.

A loan for which the terms have been modified resulting in a concession represents a loan experiencing financial difficulty. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During the three and nine months ended September 30, 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

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

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$104,091	$107,346	$75,494	$67,184	$37,877	$50,189	$108,524	$550,705
Special mention	—	—	—	—	—	—	273	273
Substandard	117	5,052	377	8,064	104	2,214	15,481	31,409
Doubtful	—	—	—	—	—	—	—	—
Subtotal	104,208	112,398	75,871	75,248	37,981	52,403	124,278	582,387
Real estate construction
Pass	14,284	39,029	18,594	144	9,506	1,054	—	82,611
Special mention	—	15,131	—	—	—	—	—	15,131
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	14,284	54,160	18,594	144	9,506	1,054	—	97,742
Commercial real estate
Pass	151,721	277,347	140,323	158,590	108,798	164,538	16,765	1,018,082
Special mention	—	—	—	—	—	—	—	—
Substandard	—	97	886	—	4,157	1,792	—	6,932
Doubtful	—	—	—	—	—	—	—	—
Subtotal	151,721	277,444	141,209	158,590	112,955	166,330	16,765	1,025,014
Residential real estate first mortgage
Pass	58,972	203,782	222,783	109,029	33,356	89,480	284	717,686
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	107	—	107
Doubtful	—	—	—	—	—	—	—	—
Subtotal	58,972	203,782	222,783	109,029	33,356	89,587	284	717,793
Residential real estate junior lien
Pass	17,021	16,755	6,452	4,908	1,779	6,299	97,541	150,755
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	1,591	1,922
Doubtful	—	—	—	—	—	—	—	—
Subtotal	17,021	16,755	6,452	4,908	1,779	6,630	99,132	152,677
Other revolving and installment
Pass	5,786	6,936	1,319	5,159	2,000	1,442	8,175	30,817
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	5,786	6,936	1,319	5,159	2,000	1,442	8,175	30,817
Total Loans
Pass	351,875	651,195	464,965	345,014	193,316	313,002	231,289	2,550,656
Special mention	—	15,131	—	—	—	—	273	15,404
Substandard	117	5,149	1,263	8,064	4,261	4,444	17,072	40,370
Doubtful	—	—	—	—	—	—	—	—
Total loans	$351,992	$671,475	$466,228	$353,078	$197,577	$317,446	$248,634	$2,606,430

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

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,813	$442	$(134)	$456	$8,577
Real estate construction	3,646	1,063	—	—	4,709
Commercial real estate	12,965	(270)	—	11	12,706
Total commercial	24,424	1,235	(134)	467	25,992
Consumer
Residential real estate first mortgage	7,901	(389)	(9)	254	7,757
Residential real estate junior lien	1,351	(14)	—	—	1,337
Other revolving and installment	293	(58)	(8)	24	251
Total consumer	9,545	(461)	(17)	278	9,345
Unallocated	1,727	(774)	—	—	953
Total	$35,696	$—	$(151)	$745	$36,290

	Nine months ended September 30, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,158	$(862)	$(275)	$(394)	$950	$8,577
Real estate construction	1,446	2,518	745	—	—	4,709
Commercial real estate	12,688	(424)	408	—	34	12,706
Total commercial	23,292	1,232	878	(394)	984	25,992
Consumer
Residential real estate first mortgage	5,769	2,080	(339)	(9)	256	7,757
Residential real estate junior lien	1,289	(67)	140	(77)	52	1,337
Other revolving and installment	528	(104)	(188)	(36)	51	251
Total consumer	7,586	1,909	(387)	(122)	359	9,345
Unallocated	268	716	(31)	—	—	953
Total	$31,146	$3,857	$460	$(516)	$1,343	$36,290
(1)	The difference in the credit loss expense reported herein compared to the Consolidated Statements of Income is associated with the credit loss expense of $44 thousand related to off-balance sheet credit exposures and $46 thousand related to investment securities held-to-maturity.

	Three months ended September 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,333	$(845)	$(672)	$105	$8,921
Real estate construction	878	378	—	76	1,332
Commercial real estate	10,834	1,335	—	101	12,270
Total commercial	22,045	868	(672)	282	22,523
Consumer
Residential real estate first mortgage	6,175	(584)	—	—	5,591
Residential real estate junior lien	1,467	(109)	—	7	1,365
Other revolving and installment	634	(75)	(75)	53	537
Total consumer	8,276	(768)	(75)	60	7,493
Unallocated	1,052	(100)	—	—	952
Total	$31,373	$—	$(747)	$342	$30,968

	Nine months ended September 30, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,925	$1,011	$(1,336)	$321	$8,921
Real estate construction	783	473	—	76	1,332
Commercial real estate	12,376	(229)	—	123	12,270
Total commercial	22,084	1,255	(1,336)	520	22,523
Consumer
Residential real estate first mortgage	6,532	(941)	—	—	5,591
Residential real estate junior lien	1,295	(151)	—	221	1,365
Other revolving and installment	481	65	(130)	121	537
Total consumer	8,308	(1,027)	(130)	342	7,493
Unallocated	1,180	(228)	—	—	952
Total	$31,572	$—	$(1,466)	$862	$30,968

The following table presents, by loan portfolio segment, a summary of charge-offs, by vintage, for the nine months ended September 30, 2023:

	Gross Charge-offs for nine months ended September 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Commercial
Commercial and industrial	$39	$—	$28	$11	$247	$69	$394
Real estate construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Total commercial	39	—	28	11	247	69	394
Consumer
Residential real estate first mortgage	—	—	9	—	—	—	9
Residential real estate junior lien	—	—	—	—	—	77	77
Other revolving and installment	—	2	—	27	4	3	36
Total consumer	—	2	9	27	4	80	122
Total loans	$39	$2	$37	$38	$251	$149	$516

The following tables present the amortized cost and related allowance for credit losses on loans, by portfolio segment, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost			Allowance for Credit Losses on Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
(dollars in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial
Commercial and industrial	$6,559	$575,828	$582,387	$1,352	$7,225	$8,577
Real estate construction	115	97,627	97,742	—	4,709	4,709
Commercial real estate	896	1,024,118	1,025,014	—	12,706	12,706
Total commercial	7,570	1,697,573	1,705,143	1,352	24,640	25,992
Consumer
Residential real estate first mortgage	886	716,907	717,793	—	7,757	7,757
Residential real estate junior lien	547	152,130	152,677	—	1,337	1,337
Other revolving and installment	4	30,813	30,817	—	251	251
Total consumer	1,437	899,850	901,287	—	9,345	9,345
Unallocated	—	—	—	—	—	953
Total loans	$9,007	$2,597,423	$2,606,430	$1,352	$33,985	$36,290

	December 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,313	$582,563	$583,876	$275	$8,883	$9,158
Real estate construction	262	97,548	97,810	97	1,349	1,446
Commercial real estate	1,472	880,198	881,670	582	12,106	12,688
Total commercial	3,047	1,560,309	1,563,356	954	22,338	23,292
Consumer
Residential real estate first mortgage	535	679,016	679,551	—	5,769	5,769
Residential real estate junior lien	184	150,295	150,479	—	1,289	1,289
Other revolving and installment	1	50,607	50,608	—	528	528
Total consumer	720	879,918	880,638	—	7,586	7,586
Unallocated	—	—	—	—	—	268
Total loans	$3,767	$2,440,227	$2,443,994	$954	$29,924	$31,146

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2023:

	As of September 30, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	572	—	—	572	572
Total commercial	572	—	—	572	572
Consumer
Residential real estate first mortgage	886	—	—	886	3
Residential real estate junior lien	46	—	—	46	—
Other revolving and installment	—	—	4	4	2
Total consumer	932	—	4	936	5
Total loans	$1,504	$—	$4	$1,508	$577

Pre-ASC 326 Adoption impaired loan disclosures

The table below summarizes key information on impaired loans as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$675	$711	$275
Real estate construction	262	440	97
Commercial real estate	896	900	582
Residential real estate first mortgage	—	—	—
Total impaired loans with a valuation allowance	1,833	2,051	954
Impaired loans without a valuation allowance
Commercial and industrial	638	767	—
Real estate construction	—	—	—
Commercial real estate	576	660	—
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans without a valuation allowance	1,934	2,219	—
Total impaired loans
Commercial and industrial	1,313	1,478	275
Real estate construction	262	440	97
Commercial real estate	1,472	1,560	582
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans	$3,767	$4,270	$954

The table below presents the average recorded investment in impaired loans and interest income for the three and nine months ended September 30, 2022:

	Three months ended September 30,
	2022
	Average
	Recorded	Interest
(dollars in thousands)	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$722	$3
Commercial real estate	—	—
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	—
Other revolving and installment	—	—
Total impaired loans with a valuation allowance	722	3
Impaired loans without a valuation allowance
Commercial and industrial	1,371	7
Commercial real estate	801	2
Residential real estate first mortgage	2,032	—
Residential real estate junior lien	189	—
Other revolving and installment	8	—
Total impaired loans without a valuation allowance	4,401	9
Total impaired loans
Commercial and industrial	2,093	10
Commercial real estate	801	2
Residential real estate first mortgage	2,032	—
Residential real estate junior lien	189	—
Other revolving and installment	8	—
Total impaired loans	$5,123	$12

	Nine Months Ended September 30,
	2022
	Average
	Recorded	Interest
(dollars in thousands)	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$833	$8
Commercial real estate	—	—
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	—
Other revolving and installment	—	—
Total impaired loans with a valuation allowance	833	8
Impaired loans without a valuation allowance
Commercial and industrial	1,291	21
Commercial real estate	805	5
Residential real estate first mortgage	2,108	—
Residential real estate junior lien	193	—
Other revolving and installment	11	—
Total impaired loans without a valuation allowance	4,408	26
Total impaired loans
Commercial and industrial	2,124	29
Commercial real estate	805	5
Residential real estate first mortgage	2,108	—
Residential real estate junior lien	193	—
Other revolving and installment	11	—
Total impaired loans	$5,241	$34

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Banking	$35,260	$35,260
Retirement and benefit services	11,523	11,827
Total goodwill	$46,783	$47,087

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of September 30, 2023.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(28,951)	$12,472	$41,423	$(25,927)	$15,496
Core deposit intangible assets	7,592	(1,582)	6,010	7,592	(633)	6,959
Total intangible assets	$49,015	$(30,533)	$18,482	$49,015	$(26,560)	$22,455

Amortization of intangible assets was $1.3 million for both the three months ended September 30, 2023 and 2022. Amortization of intangible assets was $4.0 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $373.8 million and $357.2 million as of September 30, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$2,351	$2,064	$2,643	$1,880
Additions	—	604	23	622
Amortization	(140)	(110)	(458)	(367)
Fair value adjustments	3	222	6	645
Balance, end of period	$2,214	$2,780	$2,214	$2,780

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2023 and December 31, 2022. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2023	2022
Fair value of servicing rights	$2,214	$2,643
Weighted-average remaining term, years	18.8	20.5
Prepayment speeds	5.9%	6.9%
Discount rate	11.1%	10.5%

NOTE 7 Leases

Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2037. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of September 30, 2023 and December 31, 2022:

		September 30,	December 31,
(dollars in thousands)		2023	2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,986	$5,419
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$6,286	$5,902

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

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term, years
Operating leases	7.2	5.0
Weighted-average discount rate
Operating leases	3.9%	3.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Lease costs
Operating lease cost	$503	$425	$1,438	$1,250
Variable lease cost	219	187	918	550
Short-term lease cost	46	188	128	276
Finance lease cost
Interest on lease liabilities	—	2	—	7
Amortization of right-of-use assets	—	29	—	87
Sublease income	(50)	(63)	(169)	(179)
Net lease cost	$718	$768	$2,315	$1,991
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$499	$400	$1,275	$1,184
Right-of-use assets obtained in exchange for new operating lease liabilities	(1,240)	1,065	1,938	1,452

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
September 30, 2024	$1,667
September 30, 2025	1,278
September 30, 2026	1,064
September 30, 2027	516
September 30, 2028	311
Thereafter	1,830
Total future minimum lease payments	$6,666
Amounts representing interest	(380)
Total operating lease liabilities	$6,286

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Noninterest-bearing	$717,990	$860,987
Interest-bearing
Interest-bearing demand	759,812	706,275
Savings accounts	88,341	99,882
Money market savings	959,106	1,035,981
Time deposits	346,935	212,359
Total interest-bearing	2,154,194	2,054,497
Total deposits	$2,872,184	$2,915,484

Certificates of deposit in excess of $250,000 totaled $98.7 million and $51.1 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 9 Short-Term Borrowings

Short-term borrowings at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Fed funds purchased	$315,470	$153,080
FHLB short-term advances	200,000	225,000
Total	$515,470	$378,080

The following table presents information related to short-term borrowings for the three and nine months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
(dollars in thousands)	2023	2022
Fed funds purchased
Balance as of end of period	$315,470	$53,830
Average daily balance	312,121	84,149
Maximum month-end balance	315,470	78,015
Weighted-average rate
During period	5.50%	3.71%
End of period	5.53%	3.25%
FHLB short-term advances
Balance as of end of period	$200,000	$200,000
Average daily balance	173,913	168,750
Maximum month-end balance	200,000	200,000
Weighted-average rate
During period	5.46%	1.71%
End of period	5.50%	3.20%

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Fed funds purchased
Balance as of end of period	$315,470	$53,830
Average daily balance	320,861	55,527
Maximum month-end balance	492,060	117,350
Weighted-average rate
During period	5.23%	2.47%
End of period	5.53%	3.25%
FHLB short-term advances
Balance as of end of period	$200,000	$200,000
Average daily balance	84,982	60,073
Maximum month-end balance	225,000	200,000
Weighted-average rate
During period	5.22%	1.71%
End of period	5.50%	3.20%

NOTE 10 Long-Term Debt

Long-term debt as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,571	Three-month CME SOFR + 0.26% + 3.10%	8.76%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,357	Three-month CME SOFR + 0.26% + 1.80%	7.47%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,928

	December 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,537	Three-month LIBOR + 3.10%	7.82%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,306	Three-month LIBOR + 1.80%	6.57%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,843

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of September 30, 2023 and December 31, 2022, respectively, was as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$786,233	$806,431
Standby letters of credit	9,734	13,089
Total	$795,967	$819,520

The Company had an allowance for loan losses on unfunded commitments of $3.2 million as of December 31, 2022. Upon the adoption of the CECL accounting standard, the Company recorded an additional $1.9 million reserve for unfunded commitments. For the nine months ending September 30, 2023, the Company recorded an additional $304 thousand in provision for credit losses on unfunded commitments for a total of $5.2 million of allowance for credit losses on unfunded commitments as of September 30, 2023.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of September 30, 2023 or December 31, 2022. With the Bank of North Dakota, the Company had a no letters of credit outstanding as of September 30, 2023 and December 31, 2022. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $400.3 million and $215.5 million as of September 30, 2023 and December 31, 2022, respectively.

NOTE 12 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan gives the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards and were not issued upon the settlement of the award. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2023, 781,839 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $377 thousand and $351 thousand for the three months ended September 30, 2023 and 2022. The compensation expense relating to awards under these plans was $1.2 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the activity in the stock plans for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023		2022
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	238,929	$23.66	260,850	$21.04
Granted	115,174	20.00	102,265	25.44
Vested	(93,767)	21.34	(107,370)	19.19
Forfeited or cancelled	(26,840)	21.33	(10,624)	23.71
Outstanding at end of period	233,496	$23.05	245,121	$23.57

As of September 30, 2023, there was $3.0 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$2,424	21.0%	$2,637	21.0%
Tax effect of:
Tax exempt income	(189)	(1.6)%	(133)	(1.1)%
State income taxes, net of federal benefits	499	4.3%	406	3.2%
Nondeductible items and other	(353)	(3.1)%	30	0.2%
Applicable income taxes	$2,381	20.6%	$2,940	23.3%

	Nine months ended September 30,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$7,071	21.0%	$7,906	21.0%
Tax effect of:
Tax exempt income	(489)	(1.5)%	(372)	(1.0)%
State income taxes, net of federal benefits	1,445	4.3%	1,515	4.0%
Nondeductible items and other	(805)	(2.4)%	(496)	(1.3)%
Applicable income taxes	$7,222	21.4%	$8,553	22.7%

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

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$12,719	$17,906	$15,559
Total		$17,906	$12,719	$17,906	$15,559

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$245	$(435)	$109	$(146)
Total	$245	$(435)	$109	$(146)
(1)	The amortization expense for low income housing tax credits were included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Nine months ended September 30,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$884	$(1,171)	$220	$(303)
Total	$884	$(1,171)	$220	$(303)
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 15 Segment Reporting

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. Reportable segments are determined based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through four operating segments: Banking, Retirement and Benefit Services, Wealth Management, and Mortgage.

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

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended September 30, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$20,818	$—	$—	$255	$(678)	$20,395
Provision for credit losses	—	—	—	—	—	—
Noninterest income (loss)	2,150	18,605	5,271	2,510	(129)	28,407
Intercompany revenue (expense)	(9,371)	4,264	4,624	483	—	—
Noninterest expense	10,728	9,354	2,722	3,245	11,211	37,260
Net income (loss) before taxes	$2,869	$13,515	$7,173	$3	$(12,018)	$11,542

	Nine months ended September 30, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$67,650	$—	$—	$635	$(1,998)	$66,287
Provision for credit losses	550	—	—	—	—	550
Noninterest income	6,308	49,977	15,915	7,132	107	79,439
Intercompany revenue (expense)	(15,351)	6,936	4,200	994	3,221	—
Noninterest expense	36,231	24,954	6,335	9,912	34,071	111,503
Net income (loss) before taxes	$21,826	$31,959	$13,780	$(1,151)	$(32,741)	$33,673

	Three months ended September 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$28,512	$—	$—	$393	$(589)	$28,316
Provision for credit losses	—	—	—	—	—	—
Noninterest income	1,723	16,597	4,852	3,782	56	27,010
Intercompany revenue (expense)	(4,562)	1,868	(170)	1,386	1,478	—
Noninterest expense	15,428	7,998	1,406	5,869	12,066	42,767
Net income (loss) before taxes	$10,245	$10,467	$3,276	$(308)	$(11,121)	$12,559

	Nine months ended September 30, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$72,816	$—	$—	$1,660	$(1,711)	$72,765
Provision for credit losses	—	—	—	—	—	—
Noninterest income	4,602	50,536	15,726	14,751	91	85,706
Intercompany revenue (expense)	(8,664)	2,695	(1,028)	3,214	3,783	—
Noninterest expense	39,639	23,855	4,034	17,926	35,368	120,822
Net income (loss) before taxes	$29,115	$29,376	$10,664	$1,699	$(33,205)	$37,649

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; recordkeeping, and administration services to other types of retirement plans; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, and COBRA recordkeeping and administration services. The division operates within each of the banking markets, as well as in Lansing, Michigan and Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The Mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota, as well as through the Banking office locations.

NOTE 16 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Net income	$9,161	$9,619	$26,451	$29,096
Dividends and undistributed earnings allocated to participating securities	67	90	186	312
Net income available to common shareholders	$9,094	$9,529	$26,265	$28,784
Weighted-average common shares outstanding for basic earnings per share	19,872	19,987	19,977	18,186
Dilutive effect of stock-based awards	223	243	216	245
Weighted-average common shares outstanding for diluted earnings per share	20,095	20,230	20,193	18,431
Earnings per common share:
Basic earnings per common share	$0.46	$0.48	$1.31	$1.58
Diluted earnings per common share	$0.45	$0.47	$1.30	$1.56

NOTE 17 Derivative Instruments

The company uses a variety of derivative instruments to mitigate exposure to both market and credit risks inherent in its business activities. The Company manages these risks as part of its overall asset and liability management process and through its policies and procedures. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

Derivatives are often measured in terms of notional amount, but this amount is generally not exchanged, and it is not recorded on the Company’s consolidated balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, security price, credit spread, or other index. Residential and commercial real estate loan commitments associated with loans to be sold also qualify as derivative instruments.

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of September 30, 2023, the Company only uses fair value and cash flow hedges.

Fair value hedges: These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying mortgage-backed investment securities and mortgage loan pools. The interest rate swaps are carried on the Company’s Consolidated Balance Sheet at their fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). The changes in fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the interest rate swaps due to changes in benchmark interest rates are recorded as an adjustment to the hedged instruments and offset in the same interest income line items.

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss). There were no cash flow hedges at December 31, 2022. The Company estimates that an additional $1.0 million will be reclassified as a decrease to interest expense over the next 12 months. All cash flow hedges were highly effective for the three months ended September 30, 2023. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is 15 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Designated as hedging instruments:	Consolidated Balance Sheet Location
Fair value hedges:
Interest rate swaps	Other assets	$3,899	$600,000	$—	$—
Cash flow hedges:
Interest rate swaps	Other assets	1,011	200,000	—	—
Total derivatives designated as hedging instruments		$4,910	$800,000	$—	$—
Not designated as hedging instruments:
Asset Derivatives
Interest rate swaps	Other assets	$6,819	$67,716	$6,277	$43,430
Interest rate lock commitments	Other assets	247	23,352	121	10,462
Forward loan sales commitments	Other assets	62	3,467	7	351
To-be-announced mortgage backed securities	Other assets	155	41,250	—	—
Total asset derivatives not designated as hedging instruments		$7,283	$135,785	$6,405	$54,243
Liability Derivatives
Interest rate swaps	Accrued expenses and other liabilities	$6,820	$67,716	$6,277	$43,430
To-be-announced mortgage backed securities	Accrued expenses and other liabilities	—	—	26	25,750
Total liability derivatives not designated as hedging instruments		$6,820	$67,716	$6,303	$69,180

The following table shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses), before tax, reclassified from other comprehensive income (loss) into earnings for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified	Recognized in	Reclassified
	Other	from Other	Other	from Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income (Loss)	Income	Income (Loss)
(dollars in thousands)	(Loss)	into Earnings	(Loss)	into Earnings
Derivatives designated as hedging instruments	2023	2023	2023	2023
Cash flow hedges:
Interest rate swaps	$1,216	$205	$1,216	$205

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
Three months ended September 30, 2023
Total amounts in the Consolidated Statements of Income	$34,986	$6,146	$6,528
Fair value hedges:
Interest rate swaps	71	606	—
Cash flow hedges:
Interest rate swaps	—	—	(205)
Nine months ended September 30, 2023
Total amounts in the Consolidated Statements of Income	$99,187	$18,222	$15,684
Fair value hedges:
Interest rate swaps	71	1,229	—
Cash flow hedges:
Interest rate swaps	—	—	(205)

The following table shows the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at September 30, 2023:

	September 30, 2023
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$196,793	$(3,207)
Mortgage loan pools (2)	400,000	399,284	(716)
Total	$600,000	$596,077	$(3,923)
(1)	Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $331 million.
(2)	These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $706.8 million.

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and nine months ended September 30, 2023 and 2022 was as follows:

(dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2023	2022	2023	2022
Interest rate swaps	Other noninterest income	$121	$1	$121	$2
Interest rate lock commitments	Mortgage banking	(342)	(1,724)	87	(1,871)
Forward loan sales commitments	Mortgage banking	(9)	(532)	55	(480)
To-be-announced mortgage backed securities	Mortgage banking	221	1,317	350	5,066
Total gain (loss) from derivatives not designated as hedging instruments		$(9)	$(938)	$613	$2,717

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. The amount of collateral posted with third parties was $290 thousand at September 30, 2023 and $309 thousand at December 31, 2022. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

The following table presents the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
September 30, 2023
Derivative assets:
Interest rate swaps - Company (1)	$4,910	$—	$4,910	$(10,150)	$(5,240)
Interest rate swaps - customer (1)	6,819	—	6,819	—	6,819
To-be-announced mortgage backed securities	155	—	155	—	155
Total	$11,884	$—	$11,884	$(10,150)	$1,734
Derivative liabilities:
Interest rate swaps - customer (1)	$6,820	$—	$6,820	$—	$6,820
To-be-announced mortgage backed securities	—	—	—	290	(290)
Total	$6,820	$—	$6,820	$290	$6,530
December 31, 2022
Derivative assets:
Interest rate swaps - Company (1)	$—	$—	$—	$—	$—
Interest rate swaps - customer (1)	6,277	—	6,277	(6,030)	247
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$6,277	$—	$6,277	$(6,030)	$247
Derivative liabilities:
Interest rate swaps - customer (1)	$6,277	$—	$6,277	$—	$6,277
To-be-announced mortgage backed securities	26	—	26	309	(283)
Total	$6,303	$—	$6,303	$309	$5,994
(1)	The Company maintains a master netting arrangement with each counterparty and settles collateral on a net basis for all interest rate swaps.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at September 30, 2023 and December 31, 2022, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2023 and December 31, 2022:

	September 30, 2023
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$402,118	13.01%	$139,056	4.50%	$	N/A	N/A
Bank	391,239	12.68%	138,838	4.50%		200,544	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	411,046	13.30%	185,408	6.00%		N/A	N/A
Bank	391,239	12.68%	185,117	6.00%		246,823	8.00%
Total capital to risk weighted assets
Consolidated	497,554	16.10%	247,210	8.00%		N/A	N/A
Bank	427,747	13.86%	246,823	8.00%		308,529	10.00%
Tier 1 capital to average assets
Consolidated	411,046	11.14%	147,625	4.00%		N/A	N/A
Bank	391,239	10.72%	146,043	4.00%		182,554	5.00%

	December 31, 2022
						Minimum to be
			Requirements			Well Capitalized
			for Capital			Under Prompt
	Actual		Adequacy Purposes		Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated	$389,335	13.39%	$130,862	4.50%	$	N/A	N/A
Bank	370,749	12.76%	130,791	4.50%		188,920	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated	398,179	13.69%	174,482	6.00%		N/A	N/A
Bank	370,749	12.76%	174,388	6.00%		232,517	8.00%
Total capital to risk weighted assets
Consolidated	479,325	16.48%	232,643	8.00%		N/A	N/A
Bank	401,895	13.83%	232,517	8.00%		290,646	10.00%
Tier 1 capital to average assets
Consolidated	398,179	11.25%	141,514	4.00%		N/A	N/A
Bank	370,749	10.48%	141,440	4.00%		176,800	5.00%

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2023, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the aforementioned guidelines.

NOTE 19 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until

February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the nine months ended September 30, 2023, the Company repurchased 238,474 shares of common stock under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$2,665	$—	$2,665
Mortgage backed securities
Residential agency	—	521,623	—	521,623
Commercial	—	58,685	—	58,685
Asset backed securities	—	27	—	27
Corporate bonds	—	57,001	—	57,001
Total available-for-sale investment securities	$—	$640,001	$—	$640,001
Other assets
Derivatives	$—	$12,193	$—	$12,193
Other liabilities
Derivatives	$—	$6,820	$—	$6,820

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,520	$—	$3,520
Mortgage backed securities
Residential agency	—	587,679	—	587,679
Commercial	—	63,558	—	63,558
Asset backed securities	—	34	—	34
Corporate bonds	—	62,533	—	62,533
Total available-for-sale investment securities	$—	$717,324	$—	$717,324
Other assets
Derivatives	$—	$6,405	$—	$6,405
Other liabilities
Derivatives	$—	$6,303	$—	$6,303

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

Net impairment related to nonrecurring estimated fair value measurements of certain assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Impairment
Loans held for sale	$—	$16,346	$—	$16,346	$—
Individually evaluated	—	—	2,390	2,390	288
Servicing rights	—	—	2,214	2,214	—

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Impairment
Loans held for sale	$—	$9,488	$—	$9,488	$—
Individually evaluated	—	—	2,813	2,813	954
Foreclosed assets	—	—	30	30	—
Servicing rights	—	—	2,643	2,643	—

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2023 and December 31, 2022, were as follows:

			September 30, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,390	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	3	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,214	84-125	101
		Discount rate		11.1%	11.1%

			December 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,813	N/A	N/A
Foreclosed assets	Appraisal value	Property specific adjustment	30	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,643	103-137	115
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments in which the ending balances, as of September 30, 2023 and December 31, 2022, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	September 30, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$64,724	$64,724	$—	$—	$64,724
Investment securities held-to-maturity	303,268	—	248,239	—	248,239
Loans, net	2,570,140	—	—	2,451,993	2,451,993
Accrued interest receivable	15,561	15,561	—	—	15,561
Bank-owned life insurance	33,012	—	33,012	—	33,012
Financial Liabilities
Noninterest-bearing deposits	$717,990	$—	$717,990	$—	$717,990
Interest-bearing deposits	1,807,259	—	1,807,259	—	1,807,259
Time deposits	346,935	—	—	343,600	343,600
Short-term borrowings	515,470	515,470	—	—	515,470
Long-term debt	58,928	—	55,076	—	55,076
Accrued interest payable	5,358	5,358	—	—	5,358

	December 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$58,242	$58,242	$—	$—	$58,242
Investment securities held-to-maturity	321,902	—	270,912	—	270,912
Loans, net	2,412,848	—	—	2,311,956	2,311,956
Accrued interest receivable	12,869	12,869	—	—	12,869
Bank-owned life insurance	33,991	—	33,991	—	33,991
Financial Liabilities
Noninterest-bearing deposits	$860,987	$—	$860,987	$—	$860,987
Interest-bearing deposits	1,842,138	—	1,842,138	—	1,842,138
Time deposits	212,359	—	—	208,550	208,550
Short-term borrowings	378,080	378,080	—	—	378,080
Long-term debt	58,843	—	56,116	—	56,116
Accrued interest payable	2,426	2,426	—	—	2,426

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2023 and 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 13, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company make regarding the Company’s projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	interest rate risks, including the effects of recent and potential additional rate increases by the Federal Reserve;
●	the Company’s ability to successfully manage credit risk and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the new CECL accounting standard;
●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including continued rising rates of inflation and possible recession, the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation, or FDIC, insurance limits;
●	fluctuations in the values of securities held in the Company’s securities portfolio, including as a result of changes in interest rates;
●	the overall health of the local and national real estate market;
●	concentrations within the Company’s loan portfolio;
●	the level of nonperforming assets on the Company’s balance sheet;
●	the Company’s ability to implement organic and acquisition growth strategies, including the integration of Metro Phoenix Bank which the Company acquired in 2022;
●	the impact of economic or market conditions on the Company’s fee-based services;
●	the Company’s ability to continue to grow retirement and benefit services business;
●	the Company’s ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of the Company’s information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;
●	the rapid technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
●	the effectiveness of the Company’s risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;
●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions; including the acquisition of Metro Phoenix Bank;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes, including in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank;
●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;
●	severe weather, natural disasters, widespread disease or pandemics, such as the COVID-19 global pandemic;
●	acts of war or terrorism, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in the Company’s internal control over financial reporting;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1.0% excise tax on stock buybacks to publicly traded companies;
●	talent and labor shortages and employee turnover; the Company’s success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” sections of the reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this report is based only on information currently available to the Company and speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

The Company is a diversified financial services company headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, or the Bank, the Company provides financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship-oriented primary point of contact along with responsive and client-friendly technology.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company generates a majority of overall revenue from noninterest income, which is driven primarily by the Company’s retirement and benefit services, wealth management and mortgage business lines. The remainder of the Company’s revenue consists of net interest income, which the Company derives from offering traditional banking products and services.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company’s reported financial position and results of operations are set forth in Note 1 – Significant Accounting Policies of the Notes to the Consolidated Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2022. Effective January 1, 2023, through March 31, 2023, the significant accounting policy which the Company believes to be critical in preparing the Company’s consolidated financial is the determination of the allowance for credit losses.

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

Recent Developments

Shareholder Dividend

On August 24, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per common share. This dividend was paid on October 13, 2023, to stockholders of record at the close of business on September 15, 2023.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2023	2022
Performance Ratios
Return on average total assets	0.95%	0.96%	1.02%	0.93%	1.13%
Return on average common equity	10.05%	10.14%	10.25%	9.79%	11.27%
Return on average tangible common equity (1)	13.51%	13.71%	13.89%	13.27%	14.59%
Noninterest income as a % of revenue	58.21%	53.69%	48.82%	54.51%	54.08%
Net interest margin (taxable-equivalent basis)	2.27%	2.52%	3.21%	2.50%	3.02%
Efficiency ratio (1)	73.37%	72.79%	74.76%	73.57%	73.94%
Average equity to average assets	9.47%	9.52%	9.95%	9.51%	10.06%
Net charge-offs/(recoveries) to average loans	(0.09)%	(0.07)%	0.07%	(0.04)%	0.04%
Dividend payout ratio	42.22%	42.22%	38.30%	43.08%	33.33%
Per Common Share
Earnings per common share - basic	$0.46	$0.45	$0.48	$1.31	$1.58
Earnings per common share - diluted	$0.45	$0.45	$0.47	$1.30	$1.56
Dividends declared per common share	$0.19	$0.19	$0.18	$0.56	$0.52
Book value per common share	$17.60	$17.96	$17.25
Tangible book value per common share (1)	$14.32	$14.60	$13.76
Average common shares outstanding - basic	19,872	20,033	19,987	19,977	18,186
Average common shares outstanding - diluted	20,095	20,241	20,230	20,193	18,431
Other Data
Retirement and benefit services assets under administration/management	$34,552,569	$35,052,652	$30,545,694
Wealth management assets under administration/management	$3,724,091	$3,857,710	$3,435,786
Mortgage originations	$109,637	$111,261	$229,901	$298,626	$686,060
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2022	2023	2022
Selected Average Balance Sheet Data
Loans	$2,544,836	$2,482,413	$2,262,361	$2,495,122	$1,958,216
Investment securities	971,913	1,007,792	1,116,458	1,004,436	1,165,414
Assets	3,821,601	3,785,487	3,743,154	3,799,645	3,431,212
Deposits	2,844,758	2,940,216	2,995,071	2,905,675	2,851,425
Fed funds purchased	312,121	360,033	84,149	320,861	55,527
Short-term borrowings	173,913	—	168,750	84,982	60,073
Long-term debt	58,914	58,886	58,843	58,886	58,875
Stockholders’ equity	361,735	360,216	372,274	361,260	345,192

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2023	2023	2022	2022
Selected Period End Balance Sheet Data
Loans	$2,606,430	$2,533,522	$2,443,994	$2,318,231
Allowance for credit losses on loans	(36,290)	(35,696)	(31,146)	(30,968)
Investment securities	943,269	985,870	1,039,226	1,055,520
Assets	3,869,138	3,832,978	3,779,637	3,691,253
Deposits	2,872,184	2,852,855	2,915,484	2,961,811
Long-term debt	58,928	58,900	58,843	58,836
Total stockholders’ equity	349,402	357,685	356,872	344,839

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2022	2023	2022
Selected Income Statement Data
Net interest income	$20,395	$22,234	$28,316	$66,287	$72,765
Provision for credit losses	—	—	—	550	—
Noninterest income	28,407	25,778	27,010	79,439	85,706
Noninterest expense	37,260	36,373	42,767	111,503	120,822
Income before income taxes	11,542	11,639	12,559	33,673	37,649
Income tax expense	2,381	2,535	2,940	7,222	8,553
Net income	$9,161	$9,104	$9,619	$26,451	$29,096

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, net interest margin (tax-equivalent), and the efficiency ratio, as adjusted. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders' equity less goodwill and other intangible assets; (ii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; and (v) efficiency ratio, as adjusted, as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	September 30,	June 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2022
Tangible common equity to tangible assets
Total common stockholders’ equity	$349,402	$357,685	$356,872	$344,839
Less: Goodwill	46,783	47,087	47,087	46,060
Less: Other intangible assets	18,482	19,806	22,455	23,779
Tangible common equity (a)	284,137	290,792	287,330	275,000
Total assets	3,869,138	3,832,978	3,779,637	3,691,253
Less: Goodwill	46,783	47,087	47,087	46,060
Less: Other intangible assets	18,482	19,806	22,455	23,779
Tangible assets (b)	3,803,873	3,766,085	3,710,095	3,621,414
Tangible common equity to tangible assets (a)/(b)	7.47%	7.72%	7.74%	7.59%
Tangible book value per common share
Total common stockholders’ equity	$349,402	$357,685	$356,872	$344,839
Less: Goodwill	46,783	47,087	47,087	46,060
Less: Other intangible assets	18,482	19,806	22,455	23,779
Tangible common equity (c)	284,137	290,792	287,330	275,000
Total common shares issued and outstanding (d)	19,848	19,915	19,992	19,987
Tangible book value per common share (c)/(d)	$14.32	$14.60	$14.37	$13.76

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2023	2023	2022	2023	2022
Return on average tangible common equity
Net income	$9,161	$9,104	$9,619	$26,451	$29,096
Add: Intangible amortization expense (net of tax)	1,046	1,046	1,046	3,138	2,710
Net income, excluding intangible amortization (e)	10,207	10,150	10,665	29,589	31,806
Average total equity	361,735	360,216	372,274	361,260	345,192
Less: Average goodwill	46,882	47,087	48,141	47,018	37,101
Less: Average other intangible assets (net of tax)	15,109	16,153	19,466	16,149	16,605
Average tangible common equity (f)	299,744	296,976	304,667	298,093	291,486
Return on average tangible common equity (e)/(f)	13.51%	13.71%	13.89%	13.27%	14.59%
Efficiency ratio
Noninterest expense	$37,260	$36,373	$42,767	$111,503	$120,822
Less: Intangible amortization expense	1,324	1,324	1,324	3,972	3,430
Adjusted noninterest expense (g)	35,936	35,049	41,443	107,531	117,392
Net interest income	20,395	22,234	28,316	66,287	72,765
Noninterest income	28,407	25,778	27,010	79,439	85,706
Tax-equivalent adjustment	180	140	112	444	306
Total tax-equivalent revenue (h)	48,982	48,152	55,438	146,170	158,777
Efficiency ratio (g)/(h)	73.37%	72.79%	74.76%	73.57%	73.94%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2023, was $9.2 million, or $0.45 per diluted common share, a $0.5 million, or 4.8%, decrease compared to $9.6 million, or $0.47 per diluted common share, for the three months ended September 30, 2022. Earnings for the third quarter of 2023 compared to the third quarter of 2022 decreased primarily due to a $7.9 million decrease in net interest income. This negative result was partially offset by a $1.4 million increase in noninterest income and a $5.5 million decrease in noninterest expense.

Net income for the nine months ended September 30, 2023, was $26.5 million, or $1.30 per diluted common share, a $2.6 million, or 9.1%, decrease compared to $29.1 million, or $1.56 per diluted common share, for the nine months ended September 30, 2022. Earnings for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased primarily due to a $6.5 million decrease in net interest income, a $550 thousand increase in provision for credit losses, and a $6.3 million decrease in noninterest income. These negative results were partially offset by a $9.3 million decrease in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2023 and 2022.

Net interest income for the three months ended September 30, 2023, was $20.4 million, a decrease of $7.9 million, or 28.0%, compared to $28.3 million for the three months ended September 30, 2022. Net interest income for the third quarter of 2023 decreased compared to the third quarter of 2022 primarily due to the increasing cost of interest-bearing liabilities as interest expense increased $17.7 million mainly driven by an increase of 252 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $310.5 million. This was partially offset by a $9.8 million increase in interest income, as interest earning assets increased $73.1 million while the interest earning asset yield increased 101 basis points. The increase in interest earning assets was due to organic growth. The increase in interest-bearing liabilities was due to a decrease in deposits which were replaced with wholesale borrowings and a shift from noninterest-bearing deposits to interest-bearing deposits.

Net interest income for the nine months ended September 30, 2023, was $66.3 million, a decrease of $6.5 million, or 8.9%, compared to $72.8 million for the nine months ended September 30, 2022. Net interest income for the nine months ended September 30, 2023, decreased compared to the nine months ended September 30, 2022, primarily due to a 231 basis point increase in the average rate paid on interest-bearing liabilities in addition to an increase of $446.6 million in the average balance of interest-bearing liabilities. This was partially offset by increases of 121 basis points in the average rate paid on interest earning assets and the average balance of interest earning assets. The average balance of interest earning assets increased $335.1 million. The increase in interest earning assets was due to a combination of organic growth and the acquisition of Metro Phoenix Bank. The increase in interest-bearing liabilities was due to the acquisition of Metro Phoenix Bank and a decrease in noninterest-bearing liabilities.

Net interest margin (on a FTE basis) for the three months ended September 30, 2023, was 2.27%, compared to 3.21% for the same period in 2022.

Net interest margin (on a FTE basis) for the nine months ended September 30, 2023, was 2.50%, compared to 3.02% for the same period in 2022.

As a result of the recent and expected increases in the target federal funds interest rate, the Company anticipates that net interest income and net interest margin (on a FTE basis) will remain under pressure in future periods.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and nine months ended September 30, 2023 and 2022. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Three months ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$29,450	$229	3.09%	$72,157	$368	2.02%
Investment securities (1)	971,913	6,377	2.60%	1,116,458	6,204	2.20%
Fed funds sold	—	—	—%	21,893	131	2.37%
Loans held for sale	16,518	231	5.55%	27,032	282	4.14%
Loans
Commercial:
Commercial and industrial	555,649	9,258	6.61%	566,987	7,729	5.41%
Real estate construction	88,450	1,900	8.52%	70,545	996	5.60%
Commercial real estate	998,636	13,219	5.25%	807,505	8,279	4.07%
Total commercial	1,642,735	24,377	5.89%	1,445,037	17,004	4.67%
Consumer
Residential real estate first mortgage	714,874	7,007	3.89%	624,826	5,580	3.54%
Residential real estate junior lien	154,939	3,004	7.69%	140,664	1,918	5.41%
Other revolving and installment	32,288	497	6.11%	51,834	651	4.98%
Total consumer	902,101	10,508	4.62%	817,324	8,149	3.96%
Total loans (1)	2,544,836	34,885	5.44%	2,262,361	25,153	4.41%
Federal Reserve/FHLB Stock	28,761	495	6.83%	18,449	249	5.35%
Total interest earning assets	3,591,478	42,217	4.66%	3,518,350	32,387	3.65%
Noninterest earning assets	230,123			224,804
Total assets	$3,821,601			$3,743,154
Interest-Bearing Liabilities
Interest-bearing demand deposits	$751,455	$2,534	1.34%	$659,696	$211	0.13%
Money market and savings deposits	1,073,297	8,650	3.20%	1,180,576	1,202	0.40%
Time deposits	327,264	3,252	3.94%	234,459	439	0.74%
Fed funds purchased	312,121	4,327	5.50%	84,149	787	3.71%
Short-term borrowings	173,913	2,201	5.02%	168,750	729	1.71%
Long-term debt	58,914	679	4.57%	58,843	591	3.98%
Total interest-bearing liabilities	2,696,964	21,643	3.18%	2,386,473	3,959	0.66%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	692,742			920,340
Other noninterest-bearing liabilities	70,160			64,067
Stockholders’ equity	361,735			372,274
Total liabilities and stockholders’ equity	$3,821,601			$3,743,154
Net interest income		$20,574			$28,428
Net interest rate spread			1.48%			2.99%
Net interest margin on FTE basis (1)			2.27%			3.21%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine months ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$35,892	$927	3.45%	$68,811	$442	0.86%
Investment securities (1)	1,004,436	18,928	2.52%	1,165,414	18,255	2.09%
Fed funds sold	—	—	—%	7,378	131	2.37%
Loans held for sale	13,822	547	5.29%	27,864	689	3.31%
Loans
Commercial:
Commercial and industrial	553,460	27,037	6.53%	488,771	17,797	4.87%
Real estate construction	93,098	5,197	7.46%	52,212	1,839	4.71%
Commercial real estate	956,018	36,485	5.10%	670,854	19,378	3.86%
Total commercial	1,602,576	68,719	5.73%	1,211,837	39,014	4.30%
Consumer
Residential real estate first mortgage	700,734	19,942	3.80%	561,261	14,472	3.45%
Residential real estate junior lien	153,664	8,565	7.45%	132,968	4,829	4.86%
Other revolving and installment	38,148	1,708	5.99%	52,150	1,791	4.59%
Total consumer	892,546	30,215	4.53%	746,379	21,092	3.78%
Total loans (1)	2,495,122	98,934	5.30%	1,958,216	60,106	4.10%
Federal Reserve/FHLB Stock	25,403	1,294	6.81%	11,877	448	5.04%
Total interest earning assets	3,574,675	120,630	4.51%	3,239,560	80,071	3.30%
Noninterest earning assets	224,970			191,652
Total assets	$3,799,645			$3,431,212
Interest-Bearing Liabilities
Interest-bearing demand deposits	$757,995	$6,559	1.16%	$692,310	$637	0.12%
Money market and savings deposits	1,127,630	22,915	2.72%	1,089,137	1,943	0.24%
Time deposits	276,797	6,744	3.26%	224,603	914	0.54%
Fed funds purchased	320,861	12,556	5.23%	55,527	1,027	2.47%
Short-term borrowings	84,982	3,128	4.92%	60,073	767	1.71%
Long-term debt	58,886	1,999	4.54%	58,875	1,712	3.89%
Total interest-bearing liabilities	2,627,151	53,901	2.74%	2,180,525	7,000	0.43%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	743,253			845,375
Other noninterest-bearing liabilities	67,981			60,120
Stockholders’ equity	361,260			345,192
Total liabilities and stockholders’ equity	$3,799,645			$3,431,212
Net interest income		$66,729			$73,071
Net interest rate spread			1.77%			2.87%
Net interest margin on FTE basis (1)			2.50%			3.02%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume.

	Three Months Ended September 30, 2023			Nine months ended September 30, 2023
	Compared with			Compared with
	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(217)	$78	$(139)	$(212)	$697	$485
Investment securities	(802)	975	173	(2,516)	3,189	673
Loans held for sale	(131)	—	(131)	(131)	—	(131)
Loans held for sale	(110)	59	(51)	(348)	206	(142)
Loans
Commercial:
Commercial and industrial	(155)	1,684	1,529	2,356	6,884	9,240
Real estate construction	253	651	904	1,440	1,918	3,358
Commercial real estate	1,961	2,979	4,940	8,233	8,874	17,107
Total commercial	2,059	5,314	7,373	12,029	17,676	29,705
Consumer
Residential real estate first mortgage	803	624	1,427	3,599	1,871	5,470
Residential real estate junior lien	195	891	1,086	752	2,984	3,736
Other revolving and installment	(245)	91	(154)	(481)	398	(83)
Total consumer	753	1,606	2,359	3,870	5,253	9,123
Total loans	2,812	6,920	9,732	15,899	22,929	38,828
Federal Reserve/FHLB Stock	139	107	246	510	336	846
Total interest income	1,691	8,139	9,830	13,202	27,357	40,559
Interest-bearing liabilities
Interest-bearing demand deposits	30	2,293	2,323	59	5,863	5,922
Money market and savings deposits	(108)	7,556	7,448	69	20,903	20,972
Time deposits	173	2,640	2,813	211	5,619	5,830
Fed funds purchased	2,132	1,408	3,540	4,902	6,627	11,529
Short-term borrowings	22	1,450	1,472	319	2,042	2,361
Long-term debt	1	87	88	—	287	287
Total interest expense	2,250	15,434	17,684	5,560	41,341	46,901
Change in net interest income	$(559)	$(7,295)	$(7,854)	$7,642	$(13,984)	$(6,342)

Provision for Credit Losses

The Company recorded no provision for credit loss expense for the three months ending September 30, 2023 and September 30, 2022.

The Company recorded a provision for credit loss expense of $550 thousand for the nine months ended September 30, 2023, a $550 thousand increase compared to the nine months ended September 30, 2022. The provision for credit loss expense for the nine months ended September 30, 2023 included $460 thousand in provision for credit loss on loans, $44 thousand in provision for credit loss on unfunded commitments and $46 thousand in provision for credit loss on investment securities held-to-maturity. The CECL accounting standard requires the Company to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses is primarily a result of a change in forecasting assumptions brought about by the new methodology.

Noninterest Income

The Company’s noninterest income is generated from four primary sources: (1) retirement and benefit services; (2) wealth management; (3) mortgage banking; and (4) other general banking services.

The following table presents the Company’s noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Retirement and benefit services	$18,605	$16,597	$49,977	$50,536
Wealth management	5,271	4,852	15,915	15,726
Mortgage banking	2,510	3,782	7,132	14,751
Service charges on deposit accounts	328	377	940	1,152
Other	1,693	1,402	5,475	3,541
Total noninterest income	$28,407	$27,010	$79,439	$85,706
Noninterest income as a % of revenue	58.21%	48.82%	54.51%	54.08%

Total noninterest income for the three months ended September 30, 2023 was $28.4 million, a $1.4 million, or 5.2%, increase compared to $27.0 million for the three months ended September 30, 2022. The increase in noninterest income was primarily driven by an increase of $2.0 million in retirement and benefit services due to the divestiture of the ESOP trustee business and increased assets under administration/management. Assets under administration/management were higher due to an increase in overall plans and participants coupled with improved equity and bond markets.

Total noninterest income for the nine months ended September 30, 2023, was $79.4 million, a $6.3 million, or 7.3%, decrease compared to $85.7 million for the nine months ended September 30, 2022. The decrease in noninterest income was primarily driven by a decrease of $7.6 million in mortgage banking revenue as mortgage originations decreased compared to 2022 as higher interest rates dramatically impacted demand.

The Company anticipates that noninterest income will continue to be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which have begun to and will continue to adversely affect mortgage originations and mortgage banking revenue.

See “NOTE 15 Segment Reporting” of the consolidated financial statements for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Compensation	$19,071	$21,168	$57,076	$61,467
Employee taxes and benefits	4,895	5,079	15,472	17,028
Occupancy and equipment expense	1,883	1,925	5,619	5,713
Business services, software and technology expense	4,774	5,373	15,367	15,082
Intangible amortization expense	1,324	1,324	3,972	3,430
Professional fees and assessments	1,716	3,126	4,397	6,913
Marketing and business development	692	890	2,026	2,304
Supplies and postage	410	588	1,275	1,806
Travel	322	291	876	826
Mortgage and lending expenses	689	409	1,401	1,577
Other	1,484	2,594	4,022	4,676
Total noninterest expense	$37,260	$42,767	$111,503	$120,822

Total noninterest expense for the three months ended September 30, 2023, was $37.3 million, a $5.5 million, or 12.9%, decrease compared to $42.8 million for the three months ended September 30, 2022. The year over year decrease was primarily due to a $2.1 million decrease in compensation and $1.4 million decrease in professional fees and assessments. Compensation decreased primarily due to a decrease in overall headcount and due to lower mortgage related incentive compensation as a result of lower mortgage originations. The decrease in professional fees and assessments was due to merger-related expenses incurred in the third quarter of 2022, in connection with the acquisition of Metro Phoenix Bank.

Total noninterest expense for the nine months ended September 30, 2023, was $111.5 million, a $9.3 million, or 7.7%, decrease compared to $120.8 million for the nine months ended September 30, 2022. The decrease was driven by decreases of $4.4 million in compensation, $1.6 million in employee taxes and benefits, and $2.5 million in professional fees and assessments. The decrease in compensation expense was primarily due to a decrease in overall headcount and due to a lower mortgage related incentive compensation as a result of lower mortgage originations, which was also the primary driver for the decrease in mortgage and lending expenses. The decrease in employee taxes and benefits was primarily due to lower group insurance claims driven by a reduction in headcount along with a decrease in taxes driven by lower compensation expense. The decrease in professional fees and assessments was primarily driven by lower merger and acquisition and recruitment expenses offset by an increase in FDIC assessments.

Income Tax Expense

Income tax expense is an estimate based on the amount the Company expects to owe the respective taxing authorities, plus the impact of deferred tax items. Accrued taxes represent the net estimated amount due, or to be received from, taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from the Company’s estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

For the three months ended September 30, 2023, the Company recognized income tax expense of $2.4 million on $11.5 million of pre-tax income, resulting in an effective tax rate of 20.6%, compared to income tax expense of $2.9 million on $12.6 million of pre-tax income for the three months ended September 30, 2022, resulting in an effective tax rate of 23.3%.

For the nine months ended September 30, 2023, the Company recognized income tax expense of $7.2 million on $33.7 million of pre-tax income, resulting in an effective tax rate of 21.4%, compared to income tax expense of $8.6 million on $37.6 million of pre-tax income for the nine months ended September 30, 2022, resulting in an effective tax rate of 22.7%.

Financial Condition

Overview

Total assets were $3.9 billion as of September 30, 2023, an increase of $89.5 million, or 2.4%, compared to December 31, 2022. The increase was primarily due to a $162.4 million increase in loans, $6.9 million increase in loans held for sale and $6.5 million increase in cash and cash equivalents, offset by a decrease of $96.0 million in investment securities and a $5.1 million increase in the allowance for credit losses.

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, residential real estate, and other revolving and installment loans. As of September 30, 2023, the portfolio mix was 22.3% commercial and industrial, 39.3% commercial real estate, 33.4% residential real estate and 5.0% in other categories.

The following table presents the composition of total loans outstanding by portfolio segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial
Commercial and industrial	$582,387	22.3%	$583,876	23.9%	$(1,489)	(0.3)%
Real estate construction	97,742	3.8%	97,810	4.0%	(68)	(0.1)%
Commercial real estate	1,025,014	39.3%	881,670	36.0%	143,344	16.3%
Total commercial	1,705,143	65.4%	1,563,356	63.9%	141,787	9.1%
Consumer
Residential real estate first mortgage	717,793	27.5%	679,551	27.8%	38,242	5.6%
Residential real estate junior lien	152,677	5.9%	150,479	6.2%	2,198	1.5%
Other revolving and installment	30,817	1.2%	50,608	2.1%	(19,791)	(39.1)%
Total consumer	901,287	34.6%	880,638	36.1%	20,649	2.3%
Total loans	$2,606,430	100.0%	$2,443,994	100.0%	$162,436	6.6%

Total loans outstanding were $2.6 billion as of September 30, 2023, an increase of $162.4 million, or 6.6%, from December 31, 2022. The increase was primarily driven by a $143.3 million increase in commercial real estate and a $38.2 million increase in residential real estate loans, offset by a $19.8 million decrease in other consumer revolving and installment loans.

Despite headwinds from a higher interest rate environment and competition in the Company’s market areas, the Company anticipates continued loan growth for the commercial and industrial and commercial real estate loan portfolios as a result of recently added production talent.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2023:

	September 30, 2023
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$168,974	$252,223	$161,190	$—	$582,387
Real estate construction	25,538	63,442	6,567	2,195	97,742
Commercial real estate	67,108	449,764	445,426	62,716	1,025,014
Total commercial	261,620	765,429	613,183	64,911	1,705,143
Consumer
Residential real estate first mortgage	5,829	30,107	45,676	636,181	717,793
Residential real estate junior lien	8,708	22,360	34,557	87,052	152,677
Other revolving and installment	8,734	19,242	2,841	—	30,817
Total consumer	23,271	71,709	83,074	723,233	901,287
Total loans	$284,891	$837,138	$696,257	$788,144	$2,606,430
Loans with fixed interest rates:
Commercial
Commercial and industrial	$14,337	$217,039	$59,857	$—	$291,233
Real estate construction	5,837	15,930	3,973	—	25,740
Commercial real estate	48,842	330,527	284,539	22,740	686,648
Total commercial	69,016	563,496	348,369	22,740	1,003,621
Consumer
Residential real estate first mortgage	4,269	26,273	38,048	419,213	487,803
Residential real estate junior lien	1,451	6,899	22,487	15,828	46,665
Other revolving and installment	3,231	16,797	2,841	—	22,869
Total consumer	8,951	49,969	63,376	435,041	557,337
Total loans with fixed interest rates	$77,967	$613,465	$411,745	$457,781	$1,560,958
Loans with floating interest rates:
Commercial
Commercial and industrial	$154,637	$35,184	$101,333	$—	$291,154
Real estate construction	19,701	47,512	2,594	2,195	72,002
Commercial real estate	18,266	119,237	160,887	39,976	338,366
Total commercial	192,604	201,933	264,814	42,171	701,522
Consumer
Residential real estate first mortgage	1,560	3,834	7,628	216,968	229,990
Residential real estate junior lien	7,257	15,461	12,070	71,224	106,012
Other revolving and installment	5,503	2,445	—	—	7,948
Total consumer	14,320	21,740	19,698	288,192	343,950
Total loans with floating interest rates	$206,924	$223,673	$284,512	$330,363	$1,045,472

The expected life of the Company’s loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

The Company’s strategy for credit risk management includes well-defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take necessary charge-offs promptly, and maintain adequate reserve levels for credit losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. The Company utilized an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 4 Loans and Allowance for Credit Losses” to the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$31,682	$25,182
Real estate construction	15,131	262
Commercial real estate	6,932	8,400
Total commercial	53,745	33,844
Consumer
Residential real estate first mortgage	107	808
Residential real estate junior lien	1,922	632
Other revolving and installment	—	1
Total consumer	2,029	1,441
Total loans	$55,774	$35,285
Criticized loans as a percent of total loans	2.14%	1.44%

The following table presents information regarding nonperforming assets as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$9,007	$3,794
Accruing loans 90+ days past due	—	—
Total nonperforming loans	9,007	3,794
OREO and repossessed assets	3	30
Total nonperforming assets	9,010	3,824
Total restructured accruing loans	—	151
Total nonperforming assets and restructured accruing loans	$9,010	$3,975
Nonperforming loans to total loans	0.35%	0.16%
Nonperforming assets to total assets	0.23%	0.10%
Allowance for credit losses on loans to nonperforming loans	403%	821%

Interest income lost on nonaccrual loans approximated $287 thousand and $172 thousand for the nine months ended September 30, 2023 and 2022, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2023 and 2022.

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

The following table presents, by loan type, the changes in the allowance for credit losses on loans for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance—beginning of period	$35,696	$31,373	$35,003	$31,572
Commercial loan charge-offs
Commercial and Industrial	(134)	(672)	(394)	(1,336)
Real estate construction	—	—	—	—
Commercial real estate	—	—	—	—
Total commercial loan charge-offs	(134)	(672)	(394)	(1,336)
Consumer loan charge-offs
Residential real estate first mortgage	(9)	—	(9)	—
Residential real estate junior lien	—	—	(77)	—
Other revolving and installment	(8)	(75)	(36)	(130)
Total consumer loan charge-offs	(17)	(75)	(122)	(130)
Total loan charge-offs	(151)	(747)	(516)	(1,466)
Commercial loan recoveries
Commercial and Industrial	456	105	950	321
Real estate construction	—	76	—	76
Commercial real estate	11	101	34	123
Total commercial recoveries	467	282	984	520
Consumer loan recoveries
Residential real estate first mortgage	254	—	256	—
Residential real estate junior lien	—	7	52	221
Other revolving and installment	24	53	51	121
Total consumer loan recoveries	278	60	359	342
Total loan recoveries	745	342	1,343	862
Net loan charge-offs (recoveries)	(594)	405	(827)	604
Commercial loan provision
Commercial and Industrial	442	(845)	(275)	1,011
Real estate construction	1,063	378	745	473
Commercial real estate	(270)	1,335	408	(229)
Total commercial loan provision	1,235	868	878	1,255
Consumer loan provision
Residential real estate first mortgage	(389)	(584)	(339)	(941)
Residential real estate junior lien	(14)	(109)	140	(151)
Other revolving and installment	(58)	(75)	(188)	65
Total consumer loan provision	(461)	(768)	(387)	(1,027)
Unallocated provision expense	(774)	(100)	(31)	(228)
Total provision for credit losses on loans	—	—	460	—
Balance—end of period	$36,290	$30,968	$36,290	$30,968
Total loans	$2,606,430	$2,318,231	$2,606,430	$2,318,231
Average total loans	2,544,836	2,262,361	2,495,122	1,958,216
Allowance for credit losses on loans to total loans	1.39%	1.34%	1.39%	1.34%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.09)%	0.07%	(0.04)%	0.04%

Effective January 1, 2023, the Company adopted the new CECL accounting standard. The adoption of the CECL accounting standard resulted in the Company’s allowance for credit losses increasing by approximately $5.9 million relative to the allowance held as of December 31, 2022. The adoption of the CECL accounting standard resulted in an additional allowance of $3.9 million in the allowance for credit losses on loans and $1.9 million in additional allowance for credit losses on unfunded commitments. The allowance for credit losses on loans was $36.3 million as of September 30, 2023, compared to $31.1 million as of December 31, 2022. The $5.1 million increase was the result of a $3.9 million increase from the adoption of the CECL accounting standard as well as a $550 thousand provision for credit losses on loans expense. As of September 30, 2023, the allowance for credit losses on loans represented 1.39% of total loans.

The following table summarizes the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance—beginning of period	$35,696	$31,373	$35,003	$31,572
Net charge-offs (recoveries):
Commercial net charge-offs (recoveries)
Commercial and Industrial	(322)	567	(556)	1,015
Real estate construction	—	(76)	—	(76)
Commercial real estate	(11)	(101)	(34)	(123)
Total commercial net charge-offs (recoveries)	(333)	390	(590)	816
Consumer net charge-offs (recoveries)
Residential real estate first mortgage	(245)	—	(247)	—
Residential real estate junior lien	—	(7)	25	(221)
Other revolving and installment	(16)	22	(15)	9
Total consumer net charge-offs (recoveries)	(261)	15	(237)	(212)
Total net charge-offs (recoveries)	(594)	405	(827)	604
Provision for credit losses on loans	—	—	460	—
Balance—end of period	$36,290	$30,968	$36,290	$30,968

Net charge-offs (recoveries) to average loans
Commercial net charge-offs (recoveries) to average loans
Commercial and Industrial	(0.05)%	0.10%	(0.03)%	0.07%
Real estate construction	—%	(0.01)%	—%	(0.01)%
Commercial real estate	—%	(0.02)%	—%	(0.01)%
Total commercial net charge-offs (recoveries) to average loans	(0.05)%	0.07%	(0.03)%	0.06%
Consumer net charge-offs (recoveries) to average loans
Residential real estate first mortgage	(0.04)%	—%	(0.01)%	—%
Residential real estate junior lien	—%	—%	—%	(0.02)%
Other revolving and installment	—%	—%	—%	—%
Total consumer net charge-offs (recoveries) to average loans	(0.04)%	—%	(0.01)%	(0.01)%
Total net charge-offs (recoveries) to average loans	(0.09)%	0.07%	(0.04)%	0.04%

Allowance for credit losses on loans to total loans	1.39%	1.34%	1.39%	1.34%
Allowance for credit losses on loans to nonaccrual loans	403%	816%	403%	816%
Allowance for credit losses on loans to nonperforming loans	403%	821%	403%	821%

The following table presents the allocation of the allowance for credit losses on loans as of the dates presented:

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$8,577	22.3%	$9,158	23.9%
Real estate construction	4,709	3.8%	1,446	4.0%
Commercial real estate	12,706	39.3%	12,688	36.0%
Residential real estate first mortgage	7,757	27.5%	5,769	27.8%
Residential real estate junior lien	1,337	5.9%	1,289	6.2%
Other revolving and installment	251	1.2%	528	2.1%
Unallocated	953	—%	268	—%
Total loans	$36,290	100.0%	$31,146	100.0%

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

This allowance is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The reserve for unfunded commitments was $5.2 million as of September 30, 2023.

Investment Securities

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral.

The following table presents the fair value composition of the Company’s investment securities portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$2,665	0.3%	$3,520	0.3%
Mortgage backed securities
Residential agency	521,623	55.3%	587,679	56.6%
Commercial	58,685	6.2%	63,558	6.1%
Asset backed securities	27	—%	34	—%
Corporate bonds	57,001	6.0%	62,533	6.0%
Total available-for-sale investment securities	640,001	67.8%	717,324	69.0%
Held-to-maturity
Obligations of state and political agencies	130,088	13.8%	137,787	13.3%
Mortgage backed securities
Residential agency	173,398	18.4%	184,115	17.7%
Total held-to-maturity investment securities	303,486	32.2%	321,902	31.0%
Total investment securities	$943,487	100.0%	$1,039,226	100.0%

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis.

	Maturity as of September 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$390	4.26%	$590	5.68%	$1,685	5.66%
Mortgage backed securities
Residential agency	15	3.11%	3,248	2.22%	5,416	2.77%	512,944	1.82%
Commercial	—	—%	15,316	2.77%	9,179	2.88%	34,190	2.42%
Asset backed securities	—	—%	—	—%	8	5.20%	19	5.04%
Corporate bonds	—	—%	—	—%	57,001	3.83%	—	—%
Total available-for-sale investment securities	15	3.11%	18,954	2.71%	72,194	3.66%	548,838	1.87%
Held-to-maturity
Obligations of state and political agencies	5,875	0.60%	45,878	1.38%	49,427	2.04%	10,257	2.21%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	136,802	2.17%
Total held-to-maturity investment securities	5,875	0.60%	45,878	1.38%	49,427	2.04%	147,059	2.17%
Total investment securities	$5,890	0.61%	$64,832	1.77%	$121,621	2.99%	$695,897	1.93%

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in the Company’s customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank, and First Republic Bank that resulted in the failure of those institutions.

Total deposits were $2.9 billion as of September 30, 2023, a decrease of $43.3 million, or 1.5%, from December 31, 2022. Interest-bearing deposits increased $99.7 million while noninterest-bearing deposits decreased $143.0 million. The decrease in total deposits was due to both public unit depositor seasonality and clients using excess liquidity and paying down revolving debt. Noninterest-bearing deposits decreased from 29.5% of total deposits to 25.0% as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted funds. Time deposit balances increased as higher short-term CD rates attracted both existing non-maturity deposits as well as new deposits to the Company.

The following table presents the composition of the Company’s deposit portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$717,990	25.0%	$860,987	29.5%	$(142,997)	(16.6)%
Interest-bearing demand	759,812	26.5%	706,275	24.2%	53,537	7.6%
Money market and savings	1,047,447	36.4%	1,135,863	39.0%	(88,416)	(7.8)%
Time deposits	346,935	12.1%	212,359	7.3%	134,576	63.4%
Total deposits	$2,872,184	100.0%	$2,915,484	100.0%	$(43,300)	(1.5)%

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$743,253	—%	$845,375	—%
Interest-bearing demand	757,995	1.34%	692,310	0.13%
Money market and savings	1,127,630	3.20%	1,089,137	0.40%
Time deposits	276,797	3.94%	224,603	0.74%
Total deposits	$2,905,675	1.97%	$2,851,425	0.25%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding as of September 30, 2023:

September 30,
(dollars in thousands)	2023
Maturing in:
3 months or less	$34,094
3 months to 6 months	42,811
6 months to 1 year	17,753
1 year or greater	4,044
Total	$98,702

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.0 billion at September 30, 2023 These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$315,470	54.9%	$153,080	35.0%
FHLB Short-term advances	200,000	34.8%	225,000	51.6%
Subordinated notes	50,000	8.7%	50,000	11.4%
Junior subordinated debentures	8,928	1.6%	8,843	2.0%
Total borrowed funds	$574,398	100.0%	$436,923	100.0%

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity decreased $7.5 million, or 2.1%, to $349.4 million as of September 30, 2023, compared to $356.9 million as of December 31, 2022. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.47% as of September 30, 2023, from 7.74% as of December 31, 2022. Common equity tier 1 capital to risk weighted assets decreased to 13.01% as of September 30, 2023, from 13.39% as of December 31, 2022.

The Company strives to maintain an adequate capital base to support the Company’s activities in a safe and sound manner while at the same time attempting to maximize stockholder value. Capital adequacy is assessed against the risk inherent in the Company’s balance sheet, recognizing that unexpected loss is the common denominator of risk, and that common equity has the greatest capacity to absorb unexpected loss.

The Company is subject to various regulatory capital requirements both at the Company and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. The Company has consistently maintained regulatory capital ratios at or above the well-capitalized standards.

At September 30, 2023 and December 31, 2022, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Capital Ratios	2023	2022
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	13.01%	13.39%
Tier 1 capital to risk weighted assets	13.30%	13.69%
Total capital to risk weighted assets	16.10%	16.48%
Tier 1 capital to average assets	11.14%	11.25%
Tangible common equity to tangible assets (1)	7.47%	7.74%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	12.68%	12.76%
Tier 1 capital to risk weighted assets	12.68%	12.76%
Total capital to risk weighted assets	13.86%	13.83%
Tier 1 capital to average assets	10.72%	10.48%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of September 30, 2023, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized”. See “NOTE 18 Regulatory Matters” to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Company’s customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of these commitments is considered immaterial for disclosure purposes.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet agreements as of September 30, 2023 and December 31, 2022, was as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$786,233	$806,431
Standby letters of credit	9,734	13,089
Total	$795,967	$819,520

Liquidity

Liquidity management is the process by which the Company manages the flow of funds necessary to meet the Company’s financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the Company’s operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s asset and liability committee, or the ALCO, a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is the ALCO’s responsibility to ensure the Company has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. The ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

As of September 30, 2023, the Company had on balance sheet liquidity of $623.4 million, compared to $778.9 million as of December 31, 2022. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2023, the Company had $315.5 million in federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of September 30, 2023, the Company had $1.5 billion of collateral pledged to the FHLB and based on this collateral, the Company was eligible to borrow up to an additional $477.1 million from the FHLB. In addition, the Company can borrow up to $107.0 million through the unsecured lines of credit the Company has established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $773.8 million, as of September 30, 2023. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of September 30, 2023 and December 31, 2022.

The Company’s primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of the recent rise in inflation and rising interest rates could place increased demand on the Company’s liquidity if the Company experiences significant credit deterioration and as the Company meets borrowers’ needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s board of directors and the ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

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

Interest rate risk can come in a variety of forms, including repricing risk, basis risk, yield curve risk and option risk. Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes impact the Company’s assets and liabilities. Basis risk is the risk of adverse consequence resulting from unequal change in the spread between two or more rates for different instruments with the same maturity. Yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same or different instruments. Option risk in financial instruments arises from embedded options such as options provided to borrowers to make unscheduled loan prepayments, options provided to debt issuers to exercise call options prior to maturity, and depositor options to make withdrawals and early redemptions.

Management regularly reviews the Company’s exposure to changes in interest rates. Among the factors considered are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. The ALCO reviews, on at least a quarterly basis, the interest rate risk position.

The interest-rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure.

Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of the Company’s loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. The balance sheet composition and size are assumed to remain static in the simulation modeling process. The analysis provides a framework as to what the Company’s overall sensitivity position is as of the Company’s most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of the Company’s equity.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on the Company’s net interest income as of September 30, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below:

	September 30, 2023		December 31, 2022
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−6.3%	−6.7%	−25.1%	−8.2%
+300 basis points	−4.9%	−5.5%	−18.9%	−6.4%
+200 basis points	−3.3%	−3.7%	−12.7%	−4.4%
+100 basis points	−1.4%	−1.3%	−6.2%	−1.8%
−100 basis points	0.6%	0.2%	5.2%	0.5%
−200 basis points	0.4%	−0.9%	7.9%	−1.7%

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

The table below presents the change in the economic value of equity as of September 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	September 30,	December 31,
	2023	2022
+400 basis points	−23.1%	−19.5%
+300 basis points	−18.5%	−15.3%
+200 basis points	−12.3%	−10.4%
+100 basis points	−5.5%	−4.9%
−100 basis points	4.1%	4.0%
−200 basis points	6.5%	5.0%

Operational Risk

Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters, and security risks. Management continuously strives to strengthen its system of internal controls, enterprise risk management, operating processes and employee awareness to assess the impact on earnings and capital and to improve the oversight of the Company’s operational risk.

Compliance Risk

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from failure to comply with rules and regulations issued by the various banking agencies and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the expansion of the Company’s banking center network, employment and tax matters.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its subsidiaries, to which the Company or any of its subsidiaries are a party or to which our property is the subject. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the third quarter of 2023:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July 1-31, 2023	48,364	$17.29	46,464	553,490
August 1-31, 2023	861	18.45	861	552,629
September 1-30, 2023	21,103	17.92	21,103	531,526
Total	70,328	$17.49	68,428	531,526
(1)	Shares repurchased by the Company included shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Program, which authorizes the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 36 months, until February 28, 2024. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended September 30, 2023, the Company repurchased 68,428 shares of common stock under the Program.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

ALERUS FINANCIAL CORPORATION

Date: November 2, 2023	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)