Form 10-K
period 2023-12-31
ALERUS FINANCIAL CORP
filed 2024-03-08
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2023, was approximately $341,868,115 (based on the closing price on The Nasdaq Capital Market on that date of $17.98). The number of shares of the registrant’s common stock outstanding at February 29, 2024 was 19,737,829.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 7, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation, or the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company makes regarding projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent rate increases by the Federal Reserve;
●	the Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards;
●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including inflation rates and possible recession;
●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short-period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	the overall health of the local and national real estate market;
●	concentrations within the Company’s loan portfolio;
●	the level of nonperforming assets on the Company’s balance sheet;
●	the Company’s ability to implement organic and acquisition growth strategies;
●	the impact of economic or market conditions on the Company’s fee-based services;
●	the Company’s ability to continue to grow the retirement and benefit services business;
●	the Company’s ability to continue to originate a sufficient volume of residential mortgages for the mortgage division to be profitable;

●	the occurrence of fraudulent activity, breaches or failures of the Company’s or the Company’s third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;
●	rapid and expensive technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including non-bank lending companies;
●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the effectiveness of the Company’s risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;
●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions;
●	the extensive regulatory framework that applies to the Company;
●	the impact of recent and future legislative and regulatory changes, including in response to the recent bank failures;
●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;
●	governmental monetary, trade and fiscal policies;
●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;
●	severe weather, natural disasters, widespread disease or pandemics;
●	acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in the Company’s internal control over financial reporting;

●	changes to U.S. or state tax laws, regulations and guidance, including the 1.0% excise tax on stock buybacks by publicly traded companies;
●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
●	talent and labor shortages and employee turnover;
●	the Company’s success at managing the risks involved with the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the Securities and Exchange Commission.

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

ITEM 1.  BUSINESS

Company Overview and History

Alerus Financial Corporation, or the Company, is a diversified financial services company headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, or the Bank, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business segments—banking, retirement and benefit services, wealth management, and mortgage. These solutions are delivered through a relationship oriented primary point of contact along with responsive and client friendly technology.

As of December 31, 2023, the Company had $3.9 billion of total assets, $2.8 billion of total loans, $3.1 billion of total deposits, $369.1 million of stockholders’ equity, $36.7 billion of assets under administration/management in the Company’s retirement and benefit services segment, and $4.0 billion of assets under administration/management in the Company’s wealth management segment. For the year ended December 31, 2023, the Company had $364.1 million of mortgage originations.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company believes its client first and advice-based philosophy, diversified business model and history of high performance and growth distinguishes the Company from other financial service providers. The Company generates its revenues from both net interest income and noninterest income. Net interest income is derived from offering the Company’s traditional banking products and services. Noninterest income is driven primarily by the Company’s retirement and benefit services, wealth management, and mortgage business segments. The remainder of revenue consists of net interest income, which derives from offering the Company’s traditional banking products and services.

The Company’s operations date back to 1879, when it was originally founded as the Bank of Grand Forks, one of the first banks chartered in the Dakota Territory. In 2000, the Company changed its name to Alerus Financial Corporation, reflecting the Company’s evolution from a traditional community bank to a high value financial services company focused on serving the needs of businesses and consumers who desire comprehensive financial solutions delivered through relationship-based advice and service. Since this rebranding, the Company has experienced significant growth, both organically and through a series of strategic acquisitions. This growth has allowed the Company to build a diversified franchise and expand its geographic footprint into growing metropolitan areas. The Company believes these initiatives have transformed itself into a high tech, high touch client service provider, increased earnings and allowed the Company to return more value to stockholders.

The Company’s Business Model and Products and Services

General

The Company’s business model is client centric, with a focus on offering a diversified range of solutions to clients who desire an advice-based relationship, enabling the Company to become the preferred financial services provider for clients. Through this approach, instead of focusing on the broader population, the Company targets specific business and consumer segments that the Company believes it can serve better than its competitors and that have meaningful growth potential. By offering sound financial advice and a long-term partnership, the Company believes it aligns best with clients who are achievement oriented in their purpose and will allow the Company to play an active role in their success at all stages of their businesses and lives. The Company classifies its consumer clients based on their financial needs and goals, aligning best with those clients with complex situations. The Company’s business clients are classified by industry, with a focus on specific high priority industries and client types, including professional services, finance and insurance, wholesale, small business, construction, retail, and manufacturers. The Company targets businesses with sales between $2.0 million and $100.0 million.

The Company’s commitment to delivering diversified solutions is driven by the Company’s “One Alerus” initiative, launched in 2017, which enables the Company to bring all of its product and service offerings to clients in a cohesive and seamless manner. Underlying the One Alerus initiative is the Company’s strategy of serving clients through a combination of technology and skilled advisors—a “high tech, high touch” approach that the Company believes clients demand and deserve. One Alerus lays the strategic foundation for current and future technology investments and the synergistic growth strategies of a diversified financial services firm. It also brings together the Company’s product and service offerings in a unified way, which the Company believes differentiates itself from competitors and allows the Company to impact clients more meaningfully and generate long term value for the Company. The primary components of One Alerus are:

●	the Company puts the client first in every decision it makes;
●	the Company provides comprehensive products and services, including banking, mortgage, wealth management, and retirement and benefits;
●	the Company’s diverse business model providing revenue funding and growth opportunities;
●	each client is paired with a primary point of contact to help with individual needs and integrate specialists when needed;
●	proactively invest in technology to integrate all business lines and enhance client engagement; and
●	the Company consistently seeks new ways to improve the client experience and enhance efficiencies to build scalability.

Through One Alerus, the Company strives to provide each client with a primary point of contact—a trusted advisor—who takes the time to develop an in depth understanding of the client’s needs and goals. The Company’s advisors work holistically with clients in a guidance-based manner to proactively help them with their financial decisions. The Company’s products and services include traditional bank offerings such as checking accounts, debit cards, savings accounts, personal and business loans, credit cards, online banking, mobile banking / wallet, private banking, deposit and payment solutions, and mortgages, as well as fee income services such as individual retirement accounts, or IRAs, 401(k) rollovers, retirement planning, employer sponsored plans, employee stock ownership plans, health savings account, or HSA, flex spending account, or FSA, administration and government health insurance program services, and wealth management services such as advisory, investment management, and trust and fiduciary services. The advisor is equipped to tailor this diverse set of products and services to each client’s unique goals and is empowered to reach across the Company’s organization to bring the client in contact with product specialists as needed. One Alerus bridges the gaps between the Company’s business units with a focus on client advocacy. The Company believes the One Alerus initiative will enable the Company to achieve future organic growth by leveraging its existing client base and help continue to provide strong returns to the Company’s stockholders.

The trusted advisor relationship is supported and enhanced through an integrated client access portal called “My Alerus.” By collaborating with a key technology partner, the Company has integrated the diverse client applications of the Company’s full product suite into a unified system and layered in new technology to bring a client’s entire financial picture into one view. For example, a client who has multiple products with the Company, such as banking accounts, a mortgage, wealth management accounts, a retirement account, and a health benefit account, can now access all of these accounts online and effect transactions via one, single login through My Alerus. Instead of being forced to use different usernames and passwords for each system, the Company has created a single login dashboard to access the most used information on client accounts and coupled that with the ability to link into more detailed information within each transaction system (banking, retirement, and benefits, wealth management and mortgage). The Company’s clients can further personalize their dashboard by integrating or linking financial accounts held at other institutions into My Alerus. Once the Company’s clients have integrated or linked all of their financial information, the data can be used to create a custom financial fitness score to help clients save for emergencies, plan for retirement, manage their debt, optimize health savings and protect them from unexpected events with insurance.

On July 1, 2022, the Company completed the acquisition of MPB BHC, Inc., the holding company of Metro Phoenix Bank. The primary reasons for the acquisition were to expand the Company’s business in the Phoenix-Mesa-Scottsdale metropolitan statistical area, or Phoenix MSA, and grow the size of the Company’s business. As consideration for the merger, the Company issued $64.0 million of its common stock (valued at $23.81 per share as of July 1, 2022) in a stock-for-stock transaction. As a result of the acquisition, the Company acquired $270.4 million in loans and $353.7 million in deposits from Metro Phoenix Bank.

Banking

Lending. Through the Company’s relationship-oriented lending approach, the Company’s strategy is to offer a broad range of customized commercial and consumer lending products for the personal investment and business needs of the Company’s clients. The Company’s commercial lending products include commercial loans, business term loans and lines of credit for a diversified mix of small and midsized businesses. The Company offers both owner occupied and non-owner occupied commercial real estate loans, as well as construction and land development loans. The Company’s consumer lending products include residential first mortgage loans. In addition to originating these loans for the Company’s own portfolio, it originates and sells, primarily servicing released, whole loans in the secondary market. The Company’s mortgage loan sales activities are primarily directed at originating single family mortgages, which generally conform to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines and are delivered to the investor shortly after funding. Additionally, the Company offers installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. The Company also provides clients loans collateralized by cash and marketable securities.

The Company’s loan portfolio includes commercial and industrial loans, commercial real estate loans, consumer loans, which include residential real estate loans, indirect auto loans and other consumer loans, and a small amount of agricultural loans. The principal risk associated with each category of loans the Company makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. The Company underwrites for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes, and barriers to entry and exit.

Deposits. The Company provides a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest-bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide the Company’s major source of funds from individuals, businesses and local governments. As of December 31, 2023, core deposits totaled $3.0 billion or 96.1% of the Company’s total deposits. The Company’s deposit portfolio includes synergistic deposits from the retirement and benefits services and wealth management segments. As of December 31, 2023, these synergistic deposits totaled $851.5 million. The Company also offers an HSA deposit program to attract low cost deposits. As of December 31, 2023, the Company had $176.7 million of HSA deposits which are included in the synergistic deposit total.

The Company offers a range of treasury management products, including electronic receivables management, remote deposit capture, cash vault services, merchant services, and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. The Company’s deposits are primarily obtained from depositors located in the Company’s geographic footprint, and the Company believes that it has attractive opportunities to capture additional deposits in the Company’s markets. In addition, the Company has created a National Market to focus on growing the synergistic deposits from the retirement and benefits services and wealth management segments. In order to attract and retain deposits, the Company relies on providing quality service, offering a suite of consumer and commercial products and services and introducing new products and services that meet the Company’s clients’ needs as they evolve.

Retirement and Benefit Services

The Company’s retirement and benefit services business offers retirement plan administration and investment advisory services, employee stock ownership plan, or ESOP, administration, fiduciary services, HSA and other benefit services to clients on a nationwide basis. A breakdown of these services is as follows:

●	Advisory. The Company provides investment fiduciary services to retirement plans.
●	Retirement. The Company provides recordkeeping and administration services to qualified retirement plans.
●	ESOP Administration. The Company provides recordkeeping and administration services to employee stock ownership plans.
●	Health and Welfare. The Company provides HSA, FSA, and government health insurance program recordkeeping and administration services to employers.

Wealth Management

The Company’s wealth management division provides fiduciary services to consumer and commercial clients. These services include financial planning, investment management, personal and corporate trust services, estate administration, and custody services. In addition, the wealth management division offers brokerage services to compliment the unique needs of its clients. The Company’s investment management services offer two unique and proprietary strategies called Dimension and Blueprint, which are primarily targeted toward IRAs, and agency account relationships. A Dimension account is a proprietary, separately managed account designed for individual investors, foundations, endowments and institutions with assets typically greater than $500 thousand. Dimension accounts use actively managed portfolios consisting of individual securities, mutual funds, and exchange traded funds selected and monitored by a centralized team of investment professionals. A Blueprint account uses a series of models that are designed to help investors gain exposure to a diversified, risk-based asset allocation. Portfolios in these accounts are comprised of mutual funds run by consistent, low-cost fund managers, with the Bank conducting initial and ongoing fund monitoring of the model allocations and rebalancing the portfolios on a regular basis.

Mortgage

The Company’s mortgage business offers first and second mortgage loans through a centralized mortgage unit located in Minneapolis, Minnesota, as well as through the Company’s banking office locations. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In 2023, approximately 97.0% of the loans made by the mortgage division were for the purchase of a residential property, compared to 3.0% for the refinance of an existing mortgage. The Company sources most residential mortgage loans from the Minneapolis-St. Paul-Bloomington metropolitan statistical area, or the Twin Cities MSA, and for the year ended

December 31, 2023, approximately 85.6% of the total mortgage loans were attributable to that market, compared to 9.4% attributable to the North Dakota market and 5.0% attributable to the Phoenix MSA. The Company believes there is an opportunity to expand the mortgage loan pipeline in these other markets, especially in the Phoenix MSA. Although the Company originates loans for its own portfolio, the Company also conducts mortgage banking activities in which it originates and sells, servicing released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. The Company’s mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as the Company’s pricing and asset liability management strategies. As of December 31, 2023, the Company had mortgage loans held for sale of $11.5 million from the residential mortgage loans originated. For the year ended December 31, 2023, the Company’s mortgage segment originated $364.1 million of mortgage loans.

The Company’s Banking Market Areas

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to offices located in the Company’s banking markets, the retirement and benefit services business administers plans in all 50 states through offices located in Colorado, Michigan, and Minnesota.

North Dakota

The Company’s corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with two other full-service banking offices located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. The Company believes this market is rich in low-cost, core deposits and is strengthened by the Bakken Oil region. The Company can use these low-cost, core deposits to fund loans in higher-growth metropolitan markets.

The State of North Dakota also features one of the only state-owned banks in the nation, the Bank of North Dakota, which offers services, many of which are similar to those offered by a correspondent bank, only to banks like the Company that are headquartered in the state. The Bank of North Dakota expands the Company’s lending capacity by purchasing participations from the Bank. In addition, the Bank of North Dakota offers the Company additional financing options such as bank stock loans, lines of credit and subordinated debt at competitive rates. Finally, the Bank of North Dakota enables state banks to take deposits and manage funds for municipal and county governments without meeting collateral requirements, which are waived by a letter of credit from the Bank of North Dakota.

Minnesota

The Company serves the Minnesota market through six full-service banking offices all located in the Twin Cities MSA. The Twin Cities MSA had total deposits of $237.6 billion as of June 30, 2023, and ranks as the 14th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment, and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

Arizona

The Company serves the Arizona market through full-service banking offices located in Phoenix and Scottsdale, Arizona. The Phoenix MSA had total deposits of $167.2 billion as of June 30, 2023, and ranks as the 20th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is defined by attractive market demographics, including a large number of high-net-worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

The Company’s National Market

The Company’s retirement and benefit services business serves clients in all 50 states. It offers retirement and benefit services at all of the Company’s banking offices located in the three primary market areas. In addition, the Company operates one retirement and benefits services office in Minnesota, one in Colorado and one in Michigan. In addition, the Company’s National Market President oversees the development of the national market’s client base. Retirement and benefit services assets under administration/management, wealth management assets under administration/management, and loans attributable to the National Market were $28.3 billion, $480.2 million, and $8.4 million, respectively, as of December 31, 2023, representing approximately 77.1%, 15.2%, and 0.3%, respectively of total retirement and benefit services assets under administration/management, wealth management assets under administration/management, and loans as of that date.

Competition

The financial services industry is highly competitive, and the Company competes in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and record-keeping among others. The Company competes with other bank and nonbank institutions located within the Company’s market areas, along with competitors situated regionally, nationally, and others with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, credit unions, Fintech companies and digital asset service providers, all actively engaged in providing various types of loans and other financial services. The Company also faces growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loans, deposits, and advisory services, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. The Company believes its integrated and high-touch service offering, along with its sophisticated relationship-oriented approach sets the Company apart from competitors.

Human Capital Resources

The Company and its subsidiaries employed a total of 754 employees as of December 31, 2023, of which approximately:

●	709 are full-time employees; and
●	45 are part-time employees.

The Company’s workforce further breaks down into the following categories:

●	gender: male 269, female 485; and
●	ethnicity: 624 white, 130 identify as either Native American Indian, Asian, African American, Hispanic, Latino, or not specified.

The Company has four operating segments with the following employees:

●	Banking: 246 employees;
●	Mortgage: 47 employees;

●	Retirement and Benefits: 243 employees; and
●	Wealth Management: 56 employees.

The staff and support divisions include:

●	Client Service Center: 39 employees; and
●	Human Resources, Information Technology, Marketing, Audit, Legal, Compliance, and the Executives staff areas: 123 employees.

Banking is a people- and relationship-driven business and the Company’s employees are vital to the Company’s success in the financial services industry. In short, the Company’s long-term success depends on the Company’s ability to attract and retain top performers in every aspect of the Company’s business. The Company believes a diverse workforce better enables the Company to understand its client base, and to help its clients meet their own goals and expectations.

The Company’s culture is underpinned by its core values: Do the Right Thing (lead with integrity and provide valued advice and guidance), Passion for Excellence (act with accountability and a sense of urgency to best serve clients and achieve exceptional results), Success is Never Final (embrace opportunities to adapt and grow with our industry and our clients), and One Alerus (working together to provide purpose-driven products and services for our clients).

The Company’s Talent Management Program is built on the foundation of Alerus leadership essentials, which include 12 competencies, divided into four elements of success: Charting the Course, Achieving Results, Leading People, and Managing Self. Through this program the Company builds on strengths with continuous, real-time coaching and evaluation in areas of development, all aligned with the Company’s goals and strategies.

The development, attraction and retention of employees is a critical success factor for the Company for succession planning and sustaining its core values. To support the advancement of the Company’s employees, it offers training and development programs encouraging advancement from within and continues to fill its team with strong and experienced management talent. The Company leverages both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. Training programs are offered through the Alerus University platform which provides a variety of courses in the areas of management, leadership, sales, technology, compliance, product knowledge, and on the job training opportunities. Alerus Essentials is a learning program for all employees to learn more about the Company’s goals, strategies, core values, and service offerings. Manager Connection provides managers across the Company an opportunity to learn together and share best practices for developing and leading teams.

The Company’s compensation programs are designed to align the compensation of its employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of the Company’s compensation programs balances incentive earnings for both short-term and long-term performance. Specifically, the Company compensates most of its employees through a combination of base salary, sales incentive programs, an annual performance bonus program tied to company success measures and a long-term equity program tied to Company long-term performance. Each element of compensation is designed to achieve a compensation package that is competitive in the Company’s markets and within the Company’s industry. The Company hired compensation consultants FW Cook to perform compensation analysis and benchmarking compared to the peer group for executive compensation plans. For all other areas, the Company hired McLagan a division of Aon, to provide benchmarking and analysis for base salary structures and sales incentive programs.

The Company’s benefits package provides employees medical, dental, vision, life, disability and accidental death insurance and paid time off benefits. The Company also provides its employees with retirement benefits designed to assist employees with planning for and securing appropriate levels of income during retirement. The Company believes these plans help attract and retain quality employees by offering benefits comparative with those offered by competitors.

The Company provides policies and training on ethical conduct. The Company maintains an open-door policy to encourage open communication, feedback and discussion about any matter of importance to any employees. The Company hired Lighthouse Services to provide employees with a confidential reporting mechanism for misconduct, including discrimination, ethics, harassment and hostility, human resource issues, privacy, security and safety.

Corporate Information

The Company’s principal executive office is located at 401 Demers Avenue, Grand Forks, North Dakota 58201, and the Company’s telephone number at that address is (701) 795-3200. The Company’s website address is www.alerus.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this report. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its SEC filings for viewing or downloading free of charge through its website at www.alerus.com. After accessing the website, the filings are available upon selecting “Investor Relations” and “SEC Filings.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

Alerus Financial Corporation, a financial holding company, and its subsidiary, Alerus Financial, N.A., a national banking association, are extensively regulated under federal law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including the Company’s primary regulator, the Board of Governors of the Federal Reserve System, or Federal Reserve, and the Bank’s primary regulator, the Office of the Comptroller of the Currency, or OCC, as well as the FDIC, as the insurer of the Company’s deposits, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments the Company may make; required capital levels relative to the Company’s assets; the nature and amount of collateral for loans; the establishment of branches; the Company’s ability to merge, consolidate and acquire; dealings with insiders and affiliates; and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or Regulatory Relief Act, eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms have been favorable to operations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

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

Not only did Basel III increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well capitalized, the Company must maintain:

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

As of December 31, 2023: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also remains in compliance with the capital conservation buffer of 2.5 % as of December 31, 2023.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Company has not elected to use the CBLR framework at this time.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain the Company’s status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements. The Company is subject to the complex consolidated capital requirements of the Basel III Rule, see “—the Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law, or the DGCL. The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, which was exacerbated by the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the deposit insurance fund, or DIF, to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The Company’s defined business lines of Banking, Mortgage, Retirement and Benefits and Wealth Management are each subject to that authority. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 % by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in the initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank, Signature Bank and First Republic Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2023, the Bank paid supervisory assessments to the OCC totaling $431 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.

The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not, and will not, apply to the Bank, the Company continues to review its liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s Board of Directors deems prudent. Without OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of the Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.

Anti-Money Laundering. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2023, the Company did not exceed the guidelines for CRE lending.

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

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. The material risks and uncertainties that management believes affect the Company are described below. Before you decide to invest, you should carefully review and consider the risks described below, together with all other information included in this report and other documents the Company files with the SEC. Any of the following risks, as well as risks that the Company does not know or currently deem immaterial, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Summary

This is a summary of some of the material risks and uncertainties that management believes affects the Company. The list is not exhaustive but provides a high-level summary of some of the material risks that are further described in this Item 1A. The Company encourages you to read Item 1A in its entirety.

Market and Interest Rate Risks

●	Interest rate risks associated with the Company’s business;
●	fluctuations in the values of the securities held in the Company’s securities portfolio; and
●	governmental monetary, trade and fiscal policies.

Credit Risks

●	The Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards;
●	business and economic conditions in the Company’s market areas;
●	the overall health of the local and national real estate market;
●	concentrations within the Company’s loan portfolio; and
●	the level of nonperforming assets on the Company’s balance sheet.

Operational, Strategic and Reputational Risks

●	The impact of economic or market conditions on the Company’s fee-based services;
●	the Company’s ability to implement organic and strategic acquisition growth strategies;
●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions;
●	the Company’s ability to continue to grow retirement and benefit services business;
●	the Company’s ability to continue to originate a sufficient volume of residential mortgages to make the mortgage division profitable;
●	the occurrence of fraudulent activity, breaches or failures of the Company’s information security controls or cybersecurity-related incidents, including those employing artificial intelligence;
●	interruptions involving the Company’s information technology and telecommunications systems or third-party services;
●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;
●	labor shortages;
●	any material weaknesses in the Company’s internal control over financial reporting; and
●	severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism, civil unrest or other adverse external events.

Liquidity and Funding Risks

●	The Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	concentrations of large depositors who may have deposits above the FDIC insurance limit; and
●	the Company’s dependence on dividends from the Bank.

Legal, Accounting and Compliance Risks

●	The effectiveness of the Company’s risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;
●	the extensive regulatory framework that applies to us; and
●	the impact of recent and future legislative and regulatory changes.

Market and Interest Rate Risks

The Company’s business is subject to interest rate risk, and fluctuations in interest rates may adversely affect the Company’s earnings.

Fluctuations in interest rates may negatively affect the Company’s business and may weaken demand for some of the Company’s products. The Company’s earnings and cash flows are dependent, in part, on net interest income, which is the difference between the interest income that the Company earns on interest earning assets, such as loans and investment securities, and the interest expense that the Company pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the retirement and benefit services and wealth management businesses which may have a negative impact on the Company’s fee income. Additionally, changes in interest rates also affect the Company’s ability to fund operations with client deposits and the fair value of securities in the Company’s investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

It is currently expected that during 2024, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to monitor interest rates, in part to reduce the rate of inflation to its preferred level. In 2023, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 4.25% to 4.50% to a range of 5.25% to 5.50%. All of these increases were expressly made in response to inflationary pressures. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. In addition, the Company’s net interest income could be adversely affected if the rates the Company pays on deposits and borrowings increase more rapidly than the rates the Company earns on loans and other assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on the Company’s business, financial condition, liquidity, and results of operations.

The Company’s interest earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest-bearing liabilities. The Company cannot control or accurately predict changes in market rates of interest. As a result of the recent interest rate increases, the Company has experienced net interest margin compression as the Company’s interest-earning assets have repriced slower than the Company’s interest-bearing liabilities, which has had a material adverse effect on the Company’s net interest income and results of operations.

In addition, the Company could be prevented from increasing the interest rates charged on loans or from maintaining the interest rates offered on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which the Company competes. As of December 31, 2023, the Company had $728.1 million of non-maturity, noninterest bearing deposit accounts and $2.0 billion of non-maturity interest bearing deposit accounts. Interest rates for interest-bearing accounts have, throughout 2023, increased in response to a series of increases made by the Federal Reserve in the targeted fed funds rate and market competition. The Company does not know what market rates will be throughout 2024. In 2023, the Company has offered higher interest rates to maintain current clients or attract new clients, and as a result, interest expense has increased in recent periods and may increase further, perhaps materially. If the Company fails to offer interest at a sufficient level to keep these non-maturity deposits, core deposits may be reduced, which would require the Company to obtain funding in other ways or risk slowing future asset growth.

The Company could recognize losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2023, the fair value of the Company’s securities portfolio was approximately $745.4 million, or 19.1% of total assets. Factors beyond the Company’s control can significantly influence and cause potential adverse changes to the fair value of securities in the Company’s portfolio. For example, fixed-rate securities acquired by the Company are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or the Company’s own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions or other factors, could cause write-downs and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The process for determining whether a write-down is required usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

A large percentage of the Company’s investment securities classified as available-for-sale has fixed interest rates. As is the case with many financial institutions, the Company’s emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in the Company’s interest-bearing liabilities having a shorter duration than interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, the Company’s cost of funds has increased more rapidly than the yields on a substantial portion of the Company’s interest-earning assets. In addition, the market value of the Company’s fixed-rate assets, for example, investment securities, has declined in recent periods. In line with the foregoing, the Company has experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates the Company pays on some of its deposit products to stay competitive within the Company’s market and an increase in borrowing costs from increases in the federal funds rate.

At December 31, 2023, the Company had $139.1 million of unrealized losses in its securities portfolio. If the Company is forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, it would recognize as a charge to earnings the losses attributable to those securities. The Company’s securities portfolio has a weighted average effective duration of 5.0 years, so the Company expects an increase in realized losses if interest rates remain elevated or continue to increase in 2024.

Monetary policies of the Federal Reserve could adversely affect the Company’s financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation.  The Federal Reserve is mandated to pursue the goals of maximum employment and price stability and, throughout 2022 and 2023, made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. This has helped drive a significant increase in prevailing interest rates, however it has had a negative effect on the Company’s net interest income and has harmed the value of the Company’s securities portfolio, which had $98.0 million in unrealized losses in available-for-sale investment securities at December 31, 2023. This decline in value has negatively affected the Company’s tangible book value. Higher interest rates can also negatively affect the Company’s customers’ businesses and financial condition, and the value of collateral securing loans in the Company’s portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the ongoing conflicts between Israel and Palestine and between Russia and Ukraine and resulting disruptions in the global energy market, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession or other political instability.  As noted above, this could decrease loan demand, harm the credit characteristics of the Company’s existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

The Company cannot guarantee that its stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On December 12, 2023, the Company’s board of directors approved a new stock repurchase program, which became effective on February 18, 2024, and which authorizes the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous 770,000 share stock repurchase program, under which approximately 413,526 shares remained. The new stock repurchase program will expire on February 18, 2027. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, the repurchase program may not enhance long-term stockholder value.

Credit Risks

The Company’s business depends on its ability to manage credit risk.

As a bank, the Company’s business requires it to manage credit risk; however, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. As a lender, the Company is exposed to the risk that its borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, proper loan underwriting, changes in economic and industry conditions, and inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to the Company about its business in a timely manner, or may present inaccurate or incomplete information to the Company, as well as risks relating to the value of collateral. To manage credit risk, the Company must, among other actions, maintain disciplined and prudent underwriting standards and ensure that the Company’s bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by the Company’s employees in underwriting and monitoring loans, or the Company’s inability to adequately adapt policies and procedures to changes in economic, or any other conditions affecting borrowers and the quality of the Company’s loan portfolio, may result in loan defaults, foreclosures, and charge-offs and may necessitate that the Company significantly increases the allowance for credit losses, each of which could adversely affect net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition, results of operations, and growth prospects.

The Company’s allowance for credit losses may prove to be insufficient to absorb potential losses in its loan portfolio.

The Company establishes and maintains its allowance for credit losses at a level that management considers adequate to absorb current expected credit losses based on an analysis of the Company’s loan portfolio and current market environment. The allowance for credit losses represents the Company’s estimate of expected losses in the portfolio at each balance sheet date and is based upon relevant information available at such time. The allowance contains provisions for expected losses that have been identified relating to specific borrowing relationships, as well as expected losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for credit losses, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in the Company’s market area. The actual amount of credit losses is affected by, among other things, changes in economic, operating, and other conditions within the Company’s markets, which may be beyond the Company’s control, and such losses may exceed current estimates.

As of December 31, 2023, the Company’s allowance for credit losses as a percentage of total loans was 1.30%, and as a percentage of total nonperforming loans was 410.3%. Although management believes that the allowance for credit losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce net income and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company may also be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by the Company’s banking regulators. The Company’s banking regulators periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require the Company to adjust its determination of the value for these items. These adjustments may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

A decline in the business and economic conditions in the Company’s market areas could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s business activities and credit exposure, including real estate collateral for many of its loans, are concentrated in North Dakota, Minnesota and Arizona, although the Company also pursues business opportunities nationally. As of December 31, 2023, 89.4% of the loans in the Company’s loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota or Arizona may affect the Company’s business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota or Arizona or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the assets under administration, or AUA, and assets under management, or AUM, of the Company’s retirement and benefit services and wealth management businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. The Company’s business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Company’s control, are difficult to predict and could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact the Company’s business, financial condition, results of operations and growth prospects.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 3.4% in 2023. Continued elevated levels of inflation could have complex effects on the Company’s business, results of operations and financial condition, some of which could be materially adverse. For example, while the Company generally expects any inflation-related increases in the Company’s interest expense to be offset by increases in interest income, inflation-driven increases in the Company’s levels of noninterest expense could negatively impact results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and the Company’s clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect the Company’s business. The duration and severity of the current inflationary period cannot be estimated with precision.

Because a significant portion of the Company’s loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing the Company’s real estate loans and result in loan and other losses.

At December 31, 2023, approximately 77.5% of the Company’s total loan portfolio was comprised of loans with real estate as a primary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. In addition, adverse weather events, including tornados, wildfires, flooding, and mudslides, can cause damage to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If the Company forecloses on and takes title to such properties, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Many of the Company’s loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial and industrial loans represented 21.7% of the Company’s total loan portfolio at December 31, 2023. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment generally, or in certain industries, may increase the Company’s risk related to commercial loans. In the current economic environment, the cumulative effects of rising inflation, labor shortages and supply chain constraints and the threat of a recession may adversely affect commercial and industrial loans, especially if general economic conditions worsen. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. The Company’s commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2023, the Company had $1.3 billion of commercial real estate loans, consisting of $569.4 million of non-owner occupied loans, $271.6 million of owner occupied loans, $245.1 million of loans secured by multifamily residential properties, $124.0 million of construction and land development loans and $40.1 million of loans secured by farmland. Commercial real estate loans represented 45.3% of the Company’s total loan portfolio and 353.4% of the Bank’s total capital at December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 4.5% of the Company’s total loan portfolio as of December 31, 2023. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, the Company may have inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, the Company may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while the Company attempts to dispose of it.

The Company’s concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $726.9 million and $679.6 million, or 26.3% and 27.8%, of the Company’s loan portfolio at December 31, 2023 and 2022, respectively. These loans are secured primarily by properties located in the states of Minnesota, North Dakota and Arizona. These loans generally have lower yields relative to other loan categories within the Company’s loan portfolio. While these loans may possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within the Company’s portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect the Company’s one-to-four family residential mortgage portfolio in several ways, such as a decrease in collateral values and an increase in non-performing loans, each of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time and resources to resolve and adversely affect the Company’s net interest income.

As of December 31, 2023, the Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $8.7 million, or 0.32% of the Company’s total loan portfolio, and the Company’s nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned) totaled $8.8 million, or 0.32% of total assets. In addition, the Company had $3.4 million of accruing loans that were 31-89 days delinquent as of December 31, 2023.

The Company’s nonperforming assets adversely affect net interest income in various ways. The Company does not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting net income and returns on assets and equity. When the Company takes collateral in foreclosure and similar proceedings, the Company is required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase the Company’s risk profile and the level of capital the Company’s regulators believe is appropriate for the Company to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases the Company’s loan administration costs and adversely affects its efficiency ratio and can be detrimental to the performance of their other responsibilities, and may also involve additional financial resources. If the Company experiences increases in nonperforming loans and nonperforming assets, net interest income may be negatively impacted and the Company’s loan administration costs could increase, each of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s high concentration of large loans to certain borrowers may increase the Company’s credit risk.

The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2023, the Company’s 10 largest borrowing relationships accounted for approximately 6.1% of the total loan portfolio. The Company has established an informal, internal limit on loans to one borrower, principal or guarantor, but the Company may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to the Company’s lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, the Company’s nonaccruing loans and the Company’s provision for loan losses could increase significantly, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The small to midsized businesses that the Company lends to may have fewer resources to weather adverse business developments, which may impair their ability to repay their loans.

The Company lends to small to midsized businesses, which generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability to repay their loans. In addition, the success of a small and midsized business often depends on the management talents and efforts of a small number of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which the Company operates and small to midsized businesses are adversely affected or the Company’s borrowers are otherwise affected by adverse business developments, the Company’s business, financial condition, results of operations and growth prospects may be materially adversely affected.

Real estate market volatility and future changes in the Company’s disposition strategies could result in net proceeds that differ significantly from the Company’s foreclosed asset fair value appraisals.

As of December 31, 2023, the Company had no foreclosed assets, which typically consist of properties that the Company obtains through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly disposition as part of the Company’s foreclosed asset disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of the Company’s foreclosed assets.

The Company’s exposure to home equity lines of credit may increase the potential for loss.

The Company’s mortgage loan portfolio consists, in part, of home equity lines of credit. A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which the Company typically does not service if the loan is sold. By not servicing the first mortgage loans, the Company is unable to track the delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five or ten years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 15 or 20 years. The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest. As of December 31, 2023, the unfunded commitment related to home equity lines of credit was $216.1 million.

Operational, Strategic and Reputational Risks

Noninterest income represents a significant portion of the Company’s total revenue and may be negatively impacted by changes in economic or market conditions and competition.

A significant portion of the Company’s revenue results from fee-based services provided by the retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2023, noninterest income represented approximately 47.7% of the Company’s total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from the Company’s retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants the Company provides retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If the Company is unable to maintain the Company’s number of plans, participants and AUA and AUM at historical or greater levels, the Company’s fee income derived from this business may decline. For example, in a typical year the Company expects to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations, mergers and acquisition activity. In 2023, the Company experienced outflows of $4.8 billion in the Company’s retirement and benefit services division partially offset by inflows of $4.5 billion.

In addition, economic, market or other factors that reduce the level or rates of savings in or with the Company’s clients, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce the Company’s fee revenue. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the Company’s control. the Company cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in the Company’s performance and may adversely affect the value of the assets that the Company manages. A general economic slowdown could decrease the value of the AUA and AUM in the Company’s retirement and benefit services and wealth management businesses and result in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to the Company.

Even when economic and market conditions are generally favorable, the Company’s investment performance may be adversely affected by the investment style of the Company’s asset managers and the particular investments that they make. To the extent the Company’s future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of the Company’s wealth management business will likely be reduced and the Company’s ability to attract new clients will likely be impaired. In addition, the Company’s management contracts generally provide for fee payments for wealth management and trust services based on the market value of AUM. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have a material adverse effect on the Company’s revenue. Fee compression due to competitive pressures has resulted in and continues to result in significant pressure to reduce the fees the Company charges for the Company’s services in both the retirement and benefit services and wealth management businesses.

The Company may not be successful in implementing the Company’s organic growth strategy, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Part of the Company’s business strategy is to focus on organic growth, which includes leveraging the Company’s business lines across the Company’s entire client base, enhancing brand awareness and building the Company’s infrastructure. The success of the Company’s organic growth strategy depends on the Company’s ability to increase loans, deposits, AUM and AUA at acceptable risk levels without incurring offsetting increases in noninterest expense. The Company may not be successful in generating organic growth if the Company fails to effectively execute the Company’s integrated One Alerus strategy, or as a result of other factors, including delays in introducing and implementing new products and services and other impediments resulting from regulatory oversight or lack of qualified personnel at the Company’s office locations. In addition, the success of the Company’s organic growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in the Company’s primary market areas. Failure to adequately manage the risks associated with the Company’s anticipated organic growth could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition to the Company’s organic growth strategy, it intends to expand business by acquiring other banks and financial services companies, but may not be successful in doing so, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

While a key element of the Company’s business strategy is to grow the Company’s banking franchise and increase the Company’s market share through organic growth, the Company intends to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. For example, in the third quarter of 2022, the Company completed the acquisition of MPB BHC, Inc., holding company for Metro Phoenix Bank in Phoenix, Arizona. Although the Company intends to continue to grow its business through organic growth and strategic acquisitions, because certain of the Company’s market areas are comprised of mature, rural communities with limited population growth, the Company anticipates that much of its future growth will be dependent on the Company’s ability to successfully implement the Company’s acquisition growth strategy. However, the Company may not be able to identify suitable acquisition targets, or may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within the Company’s existing business framework following acquisition. In addition, even if suitable targets are identified, the Company expects to compete for such businesses with other potential bidders, many of which may have greater financial resources than the Company, which may adversely affect the Company’s ability to make acquisitions at attractive prices. The Company’s ability to execute on acquisition opportunities may require the Company to raise additional capital and to increase the Company’s capital position to support the growth of the Company’s franchise. It will also depend on market conditions over which the Company has no control. Moreover, certain acquisitions may require the approval of the Company’s bank regulators, and the Company may not be able to obtain such approvals on acceptable terms, if at all.

If the Company pursues additional strategic acquisitions, it may expose the Company to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

Since 2000, the Company has experienced significant growth, both organically and through acquisitions of banks and other financial service providers, including wealth management and retirement administration businesses. The Company plans to continue to grow its business by executing additional strategic acquisitions of all or parts of other banks or financial institutions or through the hiring of teams of employees that fit within the Company’s overall strategy and that the Company believes make financial and strategic sense. These acquisitions may result in the Company entering new markets.

If the Company grows through acquisitions, it may expose the Company to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects. Acquiring other banks and financial service providers involve risks commonly associated with acquisitions, including:

●	Potential exposure to unknown or contingent liabilities of the banks and businesses the Company acquires;
●	exposure to potential asset and credit quality issues of the acquired bank or related business;
●	difficulty and expense of integrating the operations, culture and personnel of banks and businesses the Company acquires, including higher than expected deposit attrition;
●	potential disruption to the Company’s business;
●	potential restrictions on the Company’s business resulting from the regulatory approval process;
●	an inability to realize the expected revenue increases, costs savings, market presence or other anticipated benefits;
●	potential diversion of the Company’s management’s time and attention; and
●	the possible loss of key employees and clients of the banks and businesses the Company acquires.

In addition to the foregoing, the Company may face additional risks in acquisitions to the extent the Company acquires new lines of business or new products, or enter new geographic areas, in which the Company has little or no current experience, especially if the Company loses key employees of the acquired operations. If the Company hires a new team of employees, the Company may incur additional expenses relating to their compensation without any guarantee that such new team will be successful in generating new business. In addition, if the Company later determines that the value of an acquired business has decreased and that the related goodwill is impaired, an impairment of goodwill charge to earnings would be recognized.

Acquisitions involve inherent uncertainty and the Company cannot assure you that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. The Company’s inability to overcome risks associated with acquisitions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s retirement and benefit services business relies on acquisitions to maintain and grow the Company’s AUA and AUM.

In 2023, the Company’s retirement and benefit services business experienced outflows of AUA and AUM of $4.8 billion, due to withdrawals, client turnover, plan terminations, and mergers and acquisition activity. the Company believes this level of runoff is typical in the industry. To maintain and grow this business, the Company believes it needs to be an active acquirer and seek to complete acquisitions of retirement administration providers if the Company is able to find quality acquisition opportunities. If the Company is unable to source a pipeline of potential acquisitions of companies that it determines are a good strategic fit for the Company, the Company’s retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

If the Company is unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, the Company’s noninterest income could decrease.

The Company derives a portion of its noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If the Company is unable to continue to originate and sell residential real estate loans at historical or greater levels, the Company’s residential real estate loan volume would decrease, which could decrease the Company’s earnings. A rising interest rate environment, general economic conditions, market volatility or other factors beyond the Company’s control could adversely affect the Company’s ability to originate residential real estate loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities. As a result of the current rising interest rate environment, the Company saw continued lower demand for mortgage loans and refinancing activity in 2023. In 2023, the Company originated $364.1 million of mortgage loans, compared to $812.3 million in 2022. The Company expects this trend to continue in 2024.

The financial services industry is experiencing an increase in regulatory and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and the Company is unable to make technology upgrades, the Company’s ability to originate mortgage loans will be reduced or eliminated. Additionally, the Company sells a large portion of its residential real estate loans to third party investors, and rising interest rates could negatively affect the Company’s ability to generate suitable profits on the sale of such loans. If interest rates increase after the Company originates the loans, the Company’s ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue the Company generates from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.

In addition, a prolonged period of illiquidity in the secondary mortgage market, coupled with an increase in interest rates, could reduce the demand for residential mortgage loans and increase investor yield requirements for those loans. As a result, the Company may be at higher risk of retaining a larger portion of mortgage loans than in other environments until they are sold to investors. Any reduction of loan production volumes could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The occurrence of fraudulent activity, breaches or failures of the Company’s information security controls or cybersecurity related incidents could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

As a financial institution, the Company is susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against the Company, its clients or third parties with whom the Company interacts, which may result in financial losses or increased costs to the Company or its clients, disclosure or misuse of the Company’s information or its client information, misappropriation of assets, privacy breaches against the Company’s clients, litigation or damage to the Company’s reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by the Company or its clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber attacks, including those employing artificial intelligence. Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, in recent periods, several large corporations, including retail companies, financial institutions and third party vendors specializing in providing services to financial institutions, including MOVEit and First American Financial, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. The Company is not aware of having experienced any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information having a material impact on the Company as a result of a direct cyber security breach or other act on the Bank; however, some of the Company’s clients and third party vendors may have been affected by such breaches, which could increase their risks of identity theft and other fraudulent activity that could involve client accounts at the Bank.

Information pertaining to the Company and its clients is maintained, and transactions are executed, on networks and systems maintained by the Company and certain third-party partners, such as the Company’s online banking, mobile banking, record-keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect the Company and the Company’s clients against fraud and security breaches and to maintain the confidence of the Company’s clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to the Company’s systems or the confidential information of the Company’s clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that the Company uses to prevent fraudulent transactions and to protect data about us, the Company’s clients and underlying transactions, as well as the technology used by the Company’s clients to access the Company’s systems. The Company’s third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to the Company or its clients, loss of business or clients, damage to the Company’s reputation, the incurrence of additional expenses, disruption to the Company’s business, additional regulatory scrutiny or penalties or the Company’s exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses of those products incorporating artificial intelligence assist in producing for the Company or its third party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third party partners.

The Company depends on information technology and telecommunications systems, and any systems failures, interruptions or data breaches involving these systems could adversely affect the Company’s operations and financial condition.

The Company’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. The risks resulting from use of these systems result from a variety of factors, both internal and external. The Company is vulnerable to the impact of failures of its systems to operate as needed or intended. Such failures could include those resulting from human error, unexpected transaction volumes, intentional attacks or overall design or performance issues.

The Company outsources to third parties many of its major systems, such as data processing and mobile and online banking. In addition, the Company partners with a leading financial technology company to create an online account portal that integrates the Company’s diverse product applications into a user-friendly experience for the Company’s consumer clients. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of the Company’s ability to process loans or gather deposits and provide customer service, compromise the Company’s ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage the Company’s reputation, result in a loss of client business or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt the Company’s operations or adversely affect its reputation.

It may be difficult for the Company to replace some of its third-party vendors, particularly vendors providing the Company’s core banking and information services, in a timely manner if they are unwilling or unable to provide the Company with these services in the future for any reason and even if the Company is able to replace them, it may be at higher cost or result in the loss of clients. Any such events could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. The Company also interacts with and relies on retailers, for whom the Company processes transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, including those employing artificial intelligence, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than the Company’s own and may be inadequate.

Because financial entities and technology systems are becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, the Company’s ability to conduct business may be adversely affected by any significant disruptions to the Company or to third parties with whom the Company interacts.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect the Company’s income and expenses and the value of various financial contracts.

LIBOR represented the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. U.S. Regulators issued guidance to urge market participants to address their LIBOR exposures and transition to robust and sustainable alternative rates and the Alternative Reference Rate Committee proposed that SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, but has also advised participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use. Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties.

The end date for LIBOR was June 30, 2023. The Company actively worked to plan for the transition away from LIBOR, but the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts may yet cause instability and negatively impact on financial markets and individual institutions. If the Company or other market participants have failed to implement alternative rates other than LIBOR, it could have an adverse effect on the Company and the financial system as a whole.

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that the Company has sold into the secondary market may require the Company to increase its financial statement reserves in the future.

The Company engages in the origination and sale of residential real estate loans into the secondary market. In connection with such sales, the Company makes certain representations and warranties, which, if breached, may require the Company to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While the Company believes its mortgage lending practices and standards to be adequate, the Company may receive repurchase or indemnification requests in the future, which could be material in volume. If that were to happen, the Company could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed the Company’s financial statement reserves, requiring the Company to increase such reserves. In that event, any losses the Company might have to recognize and any increases the Company might have to make to the Company’s reserves could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

The Company is highly dependent on its executive management team, and the loss of any of the Company’s senior executive officers or other key employees, or the Company’s inability to attract and retain qualified personnel, could harm the Company’s ability to implement its strategic plan and impair the Company’s relationships with clients.

The Company’s success is dependent, to a large degree, upon the continued service and skills of the Company’s executive management team, which consists of Katie Lorenson, President and Chief Executive Officer; Alan Villalon, Chief Financial Officer; Jim Collins, Chief Banking and Revenue Officer; Missy Keney, Chief Engagement Officer; Jon Hendry, Chief Technology Officer; Karin Taylor, Chief Risk and Operations Officer; and Forrest Wilson, Chief Retirement Services Officer. The Company’s business and growth strategies are built primarily upon its ability to retain employees with experience and business relationships within the Company’s market areas. The loss of any of the members of the Company’s executive management team or any of the Company’s other key personnel, including client advisors, could have an adverse impact on the Company’s business and growth because of their skills, years of industry experience, knowledge of the Company’s market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, the Company needs to continue to attract and retain key personnel and to recruit qualified individuals who fit the Company’s culture to succeed existing key personnel and ensure the continued growth and successful operation of the Company’s business. Leadership changes may occur from time to time, and the Company cannot predict whether significant retirements or resignations will occur or whether the Company will be able to recruit additional qualified personnel.

Competition for senior executives and skilled personnel in the financial services industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. In addition, the Company’s ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by our financial condition, and by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s ability to retain and recruit employees is critical to the success of its business strategy and any failure to do so could impair the Company’s customer relationships and adversely affect its business, financial condition, results of operations and growth prospects.

The Company’s ability to retain and grow its loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of the Company’s employees. If the Company loses the services of any of its employees, including successful employees employed by banks or other businesses that the Company may acquire, to a new or existing competitor or otherwise, the Company may not be able to retain valuable relationships and some of its customers could choose to use the services of a competitor instead of the Company’s services.

The Company’s success and growth strategy also depends on its continued ability to attract and retain experienced employees for all of the Company’s business lines. The Company may face difficulties in recruiting and retaining personnel of its desired caliber, including as a result of competition from other financial institutions. Competition for high quality personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires. In particular, many of the Company’s competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, the Company may incur significant expenses and expend significant time and resources on training, integration, and business development before the Company is able to determine whether a new employee will be profitable or effective in their role. If the Company is unable to attract and retain a successful customer development and management team or if the Company’s customer development and management team fails to meet its expectations in terms of customer relationships and profitability, the Company may be unable to execute its business strategy and its business, financial condition, results of operations and growth prospects may be negatively affected.

The Company’s ability to maintain its reputation is critical to the success of the Company’s business, and the failure to do so may materially adversely affect its business and the value of the Company’s stock.

The Company relies, in part, on its reputation to attract clients and retain client relationships. Damage to the Company’s reputation could undermine the confidence of its current and potential clients in the Company’s ability to provide high-quality financial services. Such damage could also impair the confidence of the Company’s counterparties and vendors and ultimately affect its ability to effect transactions. In particular, the Company’s ability to attract and retain clients and employees could be adversely affected to the extent its reputation is damaged. The Company’s actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to the Company and its business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; client and other third-party fraud; properly maintaining and safeguarding client and employee personal information; money laundering; illegal or fraudulent sales practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in the Company’s products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject the Company to enforcement actions, fines, and penalties and cause the Company to incur related costs and expenses. In addition, the Company’s businesses are dependent on the integrity of its relationships, asset managers and other employees. If a relationship manager, asset manager or other employee were to misappropriate any client funds or client information, the reputation of the Company’s businesses could be negatively affected, which may result in the loss of accounts and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Maintenance of the Company’s reputation depends not only on its success in maintaining the Company’s service-focused culture and controlling and mitigating the various risks described in this report, but also on the Company’s success in identifying and appropriately addressing issues that may arise in the areas described above. Maintaining the Company’s reputation also depends on its ability to successfully prevent third parties from infringing on the “Alerus” brand and associated trademarks and the Company’s other intellectual property. Defense of the Company’s reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Labor shortages and a failure to attract and retain qualified employees could negatively impact the Company’s business, financial condition, results of operations and growth prospects.

A number of factors may adversely affect the labor force available to the Company or increase labor costs, including high employment levels and decreased labor force size and participation rates in recent periods. Although the Company has not experienced any material labor shortage to date, the Company continues to observe an overall tightening of and increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within the Company’s employee base could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency. In addition, if the Company is unable to hire and retain employees capable of performing at a high-level, or if mitigation measures the Company takes to respond to a decrease in labor availability have unintended negative effects, the Company’s business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by general macroeconomic factors, could have a material adverse impact on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s use of third-party vendors and its other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

The Company’s use of third party vendors, including the financial technology company it partners with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by the Company’s federal bank regulators. Recent regulations require the Company to enhance its due diligence, ongoing monitoring and control over the Company’s third-party vendors and other ongoing third party business relationships. In certain cases, the Company may be required to renegotiate the Company’s agreements with these vendors to meet these enhanced requirements, which could increase costs. The Company expects that regulators will hold the Company responsible for deficiencies in oversight and control of its third party relationships and in the performance of the parties with which the Company has these relationships. As a result, if the Company’s regulators conclude that it has not exercised adequate oversight and control over the Company’s third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, the Company could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company has a continuing need for technological change, and it may not have the resources to effectively implement new technology or it may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon its, and its third party partners’, ability to address the needs of the Company’s clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in operations. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require the Company in the future to make substantial expenditures to modify or adapt the Company’s existing products and services as it grows and develops new products to satisfy the Company’s customers’ expectations, remain competitive and comply with regulatory guidance. The Company may experience operational challenges as it implements these new technology enhancements, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner.

Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to offer, which would put the Company at a competitive disadvantage. Accordingly, a risk exists that the Company will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to the Company’s clients.

In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause the Company to fail to comply with applicable laws. The Company expects that new technologies and business processes applicable to the financial services industry will continue to emerge, and these new technologies and business processes may be better than those the Company currently uses. Because the pace of technological change is high and the Company’s industry is intensely competitive, it may not be able to sustain the Company’s investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. It is not always possible to prevent employee errors or employee and customer misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition results of operations and growth prospects.

The Company’s dividend policy may change.

Although the Company has historically paid dividends to its stockholders and currently intends to maintain or increase its dividend levels in future quarters, the Company has no obligation to continue doing so and may change the Company’s dividend policy at any time without notice to the Company’s stockholders. Holders of the Company’s common stock are only entitled to receive such cash dividends as the Company’s Board of Directors, in its discretion, may declare out of funds legally available for such payments. Further, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to the Company’s common stockholders.

In addition, the Company is a financial holding company, and the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank and financial holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

The Company is a separate and distinct legal entity from its subsidiaries, including the Bank. The Company receives substantially all of its revenue from dividends from the Bank, which it uses as the principal source of funds to pay expenses. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of the Company’s non-bank subsidiaries may pay the Company. Such limits are also tied to the earnings of the Company’s subsidiaries. If the Bank does not receive regulatory approval or if its earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company’s ability to pay its expenses and its business, financial condition or results of operations could be materially and adversely impacted.

Future issuances of common stock could result in dilution, which could cause the Company’s common stock price to decline.

The Company is generally not restricted from issuing additional shares of stock, up to totals of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized in the Company’s certificate of incorporation, which in each case could be increased by a vote of the holders of a majority of the Company’s shares of common stock. The Company may issue additional shares of common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If the Company chooses to raise capital by selling shares of common stock for any reason, the issuance would have a dilutive effect on the holders of the Company’s common stock and could have a material negative effect on the market price of the Company’s common stock.

The Company may issue shares of preferred stock in the future, which could make it difficult for another company to acquire the Company or could otherwise adversely affect holders of the Company’s common stock, which could depress the price of the Company’s common stock.

Although there are currently no shares of the Company’s preferred stock issued and outstanding, the Company’s certificate of incorporation authorizes the Company to issue up to 2,000,000 shares of one or more series of preferred stock. The Company’s Board of Directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over the Company’s common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. If the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon the Company’s liquidation, dissolution or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company’s common stock, the rights of the holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected. In addition, the ability of the Company’s Board of Directors to issue shares of preferred stock without any action on the part of the Company’s stockholders may impede a takeover of the Company and prevent a transaction perceived to be favorable to the Company’s stockholders.

The holders of the Company’s debt obligations and preferred stock, if any, will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, the Company’s common stock would rank junior in priority to all claims of debt holders against the Company and claims of all of the Company’s outstanding shares of preferred stock. As of December 31, 2023, the Company had $50.0 million of subordinated notes payable and $9.0 million of junior subordinated debentures outstanding. The Company does not currently have any shares of preferred stock issued and outstanding. As a result, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of its obligations to debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

The Company’s business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

The Company’s businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth management, trust and fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, the Company’s growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment and recent tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Further, a general economic slowdown could decrease the value of the Company’s AUA and AUM resulting in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to the Company’s business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts between Israel and Palestine and between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of these conflicts on the Company’s business are difficult to predict at this time, but in addition to inflationary pressures affecting the Company’s operations and those of the Company’s customers and borrowers, the Company may also experience an increase in cyberattacks against us, the Company’s customers and borrowers, service providers and other third parties.

The Company depends on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring the Company’s loan portfolio on an ongoing basis, the Company may rely on information furnished by or on behalf of clients and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those clients or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

New lines of business, products, product enhancements or services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and product enhancements as well as new services within the Company’s existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, the Company may invest significant time and resources, although the Company may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible.

External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the successful implementation of a new line of business or offerings of new products, product enhancements or services. Further, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company faces intense competition from other banks and financial services companies that could hurt its business.

The Company operates in the highly competitive financial services industry and faces significant competition for clients from financial institutions located both within and beyond the Company’s market areas. Overall, the Company competes with national commercial banks, regional banks, private banks, mortgage companies, online lenders, savings banks, credit unions, non-bank financial services companies, other financial institutions, including investment advisory and wealth management firms, financial technology, or “Fintech,” companies and securities brokerage firms, operating within or near the areas the Company serves. Many of the Company’s non-bank competitors are not subject to the same extensive regulations that govern the Company’s activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

While the Company does not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

In the Company’s banking business, it may not be able to compete successfully with other financial institutions in the Company’s markets, particularly with larger financial institutions that have significantly greater resources than us, and the Company may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. In addition, increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high-quality credits.

Competition in the retirement and benefit services and wealth management businesses is especially strong in the Company’s geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management, wealth advisory and wealth management and trust firms in these areas. In addition, the record-keeping and administration industry is dominated by a small number of larger institutions that may charge fees that are lower than the Company charges for similar services. The Company’s ability to successfully attract and retain retirement and benefit services and wealth management clients is dependent upon its ability to compete with competitors’ investment, advisory, fiduciary and recordkeeping products and services, levels of investment performance and marketing and distribution capabilities. If the Company is unable to compete effectively with other banking or other financial services businesses, it could find it more difficult to attract new and retain existing clients and the Company’s noninterest income could decline, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company originates, sells and services residential mortgage loans. The Company’s mortgage business faces vigorous competition from banks and other financial institutions, including larger financial institutions and independent mortgage companies. The Company’s mortgage business competes on a number of factors including customer service, quality, range of products and services offered, price, reputation, interest rates, closing process and duration, and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to the Company’s mortgage origination business. Changes in interest rates and pricing decisions by the Company’s loan competitors affect demand for the Company’s residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Company’s noninterest income. In addition, if the Company is unable to attract and retain enough skilled employees, the Company’s mortgage origination volume may decline.

The Company’s business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry.

The financial services industry is undergoing rapid change, as technology enables traditional banks to compete in new ways and non-traditional entrants to compete in certain segments of the banking market, in some cases with reduced regulation. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, online lending and low-cost investment advisory services. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. For example, new business models have been observed in retail payments, consumer and commercial lending, foreign exchange and low-cost investment advisory services. While the Company closely monitors business disruptors and seek to adapt to changing technologies, matching the pace of innovation exhibited by new and differently situated competitors may require the Company and policy-makers to adapt at a greater pace. Because the financial services industry is experiencing rapid changes in technology, the Company’s future success will depend in part on its ability to address its clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client.

The investment management contracts the Company has with its clients are terminable without cause and on relatively short notice by the Company’s clients, which makes it vulnerable to short-term declines in the performance of the securities under the Company’s management.

Like most investment advisory and wealth management businesses, the investment advisory contracts the Company has with the Company’s clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the securities the Company manages, which can result from factors outside the Company’s control, such as adverse changes in market or economic conditions or the poor performance of some of the investments the Company has recommended to the Company’s clients, could lead some of its clients to move assets under the Company’s management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, the Company’s operating results are heavily dependent on the financial performance of the Company’s investment portfolios and the investment strategies the Company employs in the Company’s investment advisory businesses and even short-term declines in the performance of the investment portfolios the Company manages for the Company’s clients, whatever the cause, could result in a decline in AUM and a corresponding decline in investment management fees, which would adversely affect the Company’s results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events could significantly impact the Company’s business.

Severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism, civil unrest or other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s wealth management business is dependent on asset managers to produce investment returns and financial advisors to solicit and retain clients, and the loss of a key asset manager or financial advisor could adversely affect the Company’s wealth management business.

The Company relies on its asset managers to produce investment returns and financial advisors to advise clients of the Company’s wealth management business. The Company believes that investment performance is an important factor for the growth of its AUM. Poor investment performance could impair the Company’s revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees, or the Company’s ability to attract funds from existing and new clients might diminish.

The market for asset managers and financial advisors is extremely competitive and is increasingly characterized by frequent movement of these types of employees among different firms. In addition, the Company’s asset managers and financial advisors often have regular direct contact with the Company’s clients, which can lead to a strong client relationship based on the client’s trust in that individual manager or advisor. The loss of a key asset manager or financial advisor could jeopardize the Company’s relationships with the Company’s clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company may be adversely affected by the soundness of certain securities brokerage firms.

The Company’s client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services, either directly or through arrangements made by the Company with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those firms could adversely affect the confidence of the Company’s clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact the Company’s ability to retain existing or attract new clients and, as a result, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Liquidity and Funding Risks

Liquidity risks could affect the Company’s operations and jeopardize its business, financial condition, results of operations and growth prospects.

Liquidity is essential to the Company’s business. Liquidity risk is the risk that the Company will not be able to meet its obligations, including financial commitments, as they come due and is inherent in the Company’s operations. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, and from other sources could have a substantial negative effect on the Company’s liquidity.

The Company’s most important source of funds consists of the Company’s client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as bonds, treasuries or stocks, as providing a better risk/return tradeoff. Total deposits increased in 2023, however, clients demanded higher interest rates on deposit accounts to compete with higher yielding short-term investments available. The Company’s future growth will largely depend on its ability to maintain and grow a strong deposit base and the Company’s ability to retain its largest retirement and benefit services and wealth management clients, many of whom are also depositors. If clients, including the Company’s retirement and benefit services and wealth management clients, move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, which would require the Company to seek other funding alternatives, including increasing the Company’s dependence on wholesale funding sources, in order to continue to grow, thereby increasing the Company’s funding costs and reducing net interest income and net income.

Additionally, uninsured deposits have historically been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- to mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of higher prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available for sale securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

The Company also accesses collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2023, the Company had pledged $250.0 million of investment securities for this purpose, which represented approximately 31.8% of the Company’s total securities portfolio. If the Company is unable to pledge sufficient qualifying collateral to secure public funding, it may lose access to this source of liquidity that the Company has historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve and the FHLB. The Federal Reserve established the Bank Term Funding Program, or BTFP, on March 12, 2023, offering qualifying banks loans of up to one year in length collateralized by qualifying assets, including U.S. securities valued at par, to serve as a source of additional liquidity against high-quality securities and reducing an institution’s need to quickly sell high-quality securities to meet liquidity needs. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024. The Company may also borrow from third-party lenders from time to time. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to the Company’s repurchase agreements could reduce the Company’s available liquidity. At December 31, 2023, the Company’s borrowed funds decreased to $314.2 million, compared to $378.1 million at December 31, 2022. The balance of borrowed funds as of December 31, 2023 included $200.0 million in FHLB advances and $114.2 million in federal funds purchased. Despite the decrease in borrowings, the Company’s cost of funds increased and in 2023, as compared to 2022 as a result of the increased interest rate environment.

Any decline in available funding could adversely impact the Company’s ability to continue to implement its strategic plan, including originating loans and investing in securities, or to fulfill obligations such as paying expenses, repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company may not be able to maintain a strong core deposit base or other low-cost funding sources.

The Company depends primarily on core deposits from its clients, which consist of noninterest bearing deposits, interest bearing checking accounts, certificates of deposit less than $250,000 and money market savings accounts, as the Company’s primary source of funding for lending activities. The Company’s future growth will largely depend on its ability to maintain and grow this strong, core deposit base and the Company’s ability to retain its retirement and benefit and wealth management clients, many of whom are also depositors. Deposit and account balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including the Company’s retirement and benefit and wealth management clients, move money out of bank deposits or money market accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), the Company could lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.

The Company supplements its core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2023, the Company had $200.0 million FHLB advances and $114.2 million of fed funds purchased from the FHLB. The Company’s maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans the Company can pledge. As of December 31, 2023, the Company’s advances from the FHLB were collateralized by $970.4 million of real estate loans. If the Company is unable to pledge sufficient qualifying collateral to secure funding from the FHLB, it may lose access to this source of liquidity. If the Company is unable to access any of these types of funding sources or if its costs related to them increases, the Company’s liquidity and ability to support demand for loans could be materially adversely affected.

The Company’s high concentration of large depositors may increase its liquidity risk.

The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2023, the Company’s 10 largest depositor relationships accounted for approximately 8.7% of total deposits. This high concentration of depositors presents a risk to the Company’s liquidity if one or more of them decides to change its relationship with the Company and to withdraw all or a significant portion of their accounts, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, the Company may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank, and its other subsidiaries. A substantial portion of the Company’s cash flow, including cash flow to pay principal and interest on the Company’s debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2023, the Bank had the capacity to pay the Company a dividend of up to $61.3 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, it may not be able to service its debt, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company may need to raise additional capital in the future, and if it fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the Company’s business, financial condition, results of operations and growth prospects, as well as its ability to maintain regulatory compliance, would be adversely affected.

The Company faces significant capital and other regulatory requirements as a financial institution. The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet the Company’s commitments and business needs, which could include the possibility of financing acquisitions. The Company does not have any current plans, arrangements or understandings to make any additional acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require the Company to raise additional capital or contract the Company’s operations. The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, the Company’s credit ratings, its ability to maintain a listing on Nasdaq and its financial condition and performance. In particular, if the Company needs to raise additional capital in the current interest rate environment, the Company believes the pricing and other terms investors may require in such an offering may not be attractive to the Company. If the Company fails to maintain an investment grade credit rating, it may adversely impact its ability to raise capital or incur additional debt. Accordingly, the Company cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to maintain capital to meet regulatory requirements, or is unable to raise capital to meet its business needs, its business, financial condition, results of operations and growth prospects would be materially and adversely affected.

The Company may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty , reputational and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, certain community banks experienced deposit outflows following the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023. This systemic risk may adversely affect financial intermediaries with which the Company interacts on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on the Company’s access to liquidity or otherwise have a material adverse effect on its business, financial condition, results of operations and growth prospects.

The Company receives substantial deposits and AUM as a result of referrals by professionals, such as attorneys, accountants, and doctors, and such referrals are dependent upon the continued positive interaction with and financial health of those referral sources.

Many of the Company’s deposit clients and clients of the Company’s wealth management business are individuals involved in professional vocations, such as lawyers, accountants, and doctors. These clients are a significant source of referrals for new clients in both the deposit and wealth management areas. If the Company fails to adequately serve these professional clients with its deposit services, lending, wealth management products and other services, this source of referrals may diminish, which could have a negative impact on the Company’s financial results. Further, if the economy in the geographic areas that the Company serves is negatively impacted, the amount of deposits and services that these professional individuals will utilize and the number of referrals that they will make may decrease, which may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

The Company’s risk management framework may not be effective in mitigating risks or losses to the Company.

The Company’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, interest rate and compliance. The Company’s framework also includes financial or other modeling methodologies that involve management assumptions and judgment. The Company’s risk management framework may not be effective under all circumstances and it may not adequately mitigate any risk or loss to us. If the Company’s framework is not effective, it could suffer unexpected losses and the Company’s business, financial condition, results of operations and growth prospects could be materially and adversely affected. The Company may also be subject to potentially adverse regulatory consequences.

The Company’s accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

The Company’s accounting policies and methods are fundamental to the way it records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with United States generally accepted accounting principles (“GAAP”) and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. If the Company’s underlying assumptions or estimates prove to be incorrect, it could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

The Company’s risk management processes, internal controls, disclosure controls and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase the Company’s compliance costs, divert management attention from its business or subject the Company to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Changes in accounting policies or standards could materially impact the Company’s financial statements.

From time to time, FASB, the Public Company Accounting Oversight Board (or PCAOB) or the SEC, may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. Such changes may result in the Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including environmental social and governance (ESG) related disclosures, could require the Company to incur additional reporting expense. These changes may be beyond the Company’s control, can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in the Company’s needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which divert time and attention from the Company’s business operations.

As a public company, the Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that the Company establish and maintain effective internal controls and procedures for financial reporting. Compliance with these reporting requirements and other rules and regulations, including period revisions to and additional rules and regulations, of the SEC could increase the Company’s legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect the Company’s efficiency ratio. Further, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing the Company’s strategic plan, which could prevent the Company from successfully implementing the Company’s growth initiatives and improving its business, results of operations and financial condition.

As an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company is taking advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from the Company’s auditors on management’s assessment of its internal control over financial reporting. When these exemptions cease to apply, the Company expects to incur additional expenses and devote increased management effort toward ensuring compliance with them.

The financial reporting resources the Company has put in place may not be sufficient to ensure the accuracy of the additional information the Company is required to disclose as a publicly listed company.

As a public company, the Company is subject to heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards required enhancements to the design and operation of the Company’s internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.

If the Company is unable to meet the demands required of the Company as a public company, including the requirements of the Sarbanes-Oxley Act, the Company may be unable to report its financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject the Company to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, the Company’s ability to report its financial results accurately and timely could be impaired, which could result in late filings of the Company’s annual and quarterly reports under the Exchange Act, restatements of the Company’s consolidated financial statements, a decline in the Company’s stock price, suspension or delisting of the Company’s common stock from the Nasdaq Capital Market, and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. Even if the Company is able to report its financial statements accurately and in a timely manner, any disclosure of material weaknesses in the Company’s future filings with the SEC could cause the Company’s reputation to be harmed and the Company’s stock price to decline significantly.

The Company did not engage its independent registered public accounting firm to perform an audit of its internal control over financial reporting under the standards of the Public Company Accounting Oversight Board, or PCAOB, as of any balance sheet date reported in the Company’s financial statements as of December 31, 2023. Had the Company’s independent registered public accounting firm performed an audit of its internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. The JOBS Act provides that, so long as the Company qualifies as an emerging growth company, it will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting under the standards of PCAOB. The Company may take advantage of this exemption so long as it qualifies as an emerging growth company.

The recent change in the Company’s independent registered public accounting firm could materially impact the Company’s financial statements.

On December 1, 2022, the Audit Committee of the Board of Directors of the Company approved the dismissal of CliftonLarsonAllen LLP (“CLA”), as the Company’s independent registered public accounting firm because CLA indicated that it would not stand for reappointment following completion of the audit of the Company’s consolidated financial statements for the year-ending December 31, 2022. On December 1, 2022, the Audit Committee approved the appointment of RSM, LLP (“RSM”) to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. RSM’s future audits of the Company’s financial statements may identify errors or omissions in the Company’s historical financial statements that were not previously identified and that could require the Company to restate previously issued financial statements or materially impact how the Company reports its financial condition and results of operations going forward. If the Company has to restate any historical financial statements it could have a material adverse effect on its financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on the Company’s business activities.

The Company’s business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or OFAC.

In the normal course of business, from time to time, the Company has in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with the Company’s current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. The Company may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s current or prior business activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change the Company’s business practices or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation. The Company’s involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in the Company’s favor, could also cause significant harm to the Company’s reputation and divert management attention from the operation of the Company’s business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Moreover, U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while the Company takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in the Company’s culture, such focus could also lead to additional regulatory proceedings.

If the goodwill that the Company recorded in connection with the Company’s recent acquisitions becomes impaired, it could have a negative impact on its financial condition and results of operations.

As of December 31, 2023, the Company had goodwill of $46.8 million, or 12.7% of the Company’s total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, the Company conducts a qualitative assessment, and the Company also estimates the fair value of net assets based on analyses of its market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company is subject to extensive regulation, and the regulatory framework that applies to the Company, together with any future legislative or regulatory changes, may significantly affect its operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds and the banking system as a whole, not for the protection of the Company’s business or stockholders. The Company is subject to supervision and regulation by the Federal Reserve, and the Bank is subject to supervision and regulation by the OCC and the FDIC. The laws and regulations applicable to the Company govern a variety of matters, including permissible types, amounts and terms of loans and investments the Company may make, the maximum interest rate that may be charged, the amount of reserves the Company must hold against deposits the Company takes, the types of deposits the Company may accept, maintenance of adequate capital and liquidity, changes in the control of the Company and its Bank, restrictions on dividends and establishment of new offices. The Company must obtain approval from its regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. The Company’s regulators also have the ability to compel it to take certain actions, or restrict it from taking certain actions entirely, such as actions that the Company’s regulators deem to constitute an unsafe or unsound banking practice. The Company’s failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to the Company’s reputation, all of which could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

While the Company endeavors to maintain safe banking practices and controls beyond the regulatory requirements applicable to the Company, its internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities, including in the wake of the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023. This increased regulatory burden has resulted, and may continue to result in, increased costs of doing business, and may in the future, result in decreased revenues and net income, reduce the Company’s ability to compete effectively, to attract and retain clients, or make it less attractive for the Company to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect the Company in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. For example, in December 2019, the U.S. Congress enacted the Setting Every Community up for Retirement Enhancement, or SECURE Act. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. Many of the provisions of the SECURE Act were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. In addition, in December 2022, the U.S. Congress enacted the SECURE 2.0 Act of 2022, or SECURE 2.0, which built some of the provisions of the SECURE Act and made additional significant changes to provisions of existing law governing retirement plans and IRAs. Many of the provisions of SECURE 2.0 were effective immediately upon passage of SECURE 2.0 while other provisions are effective on later dates. Some of the changes in law made by the SECURE Act and SECURE 2.0 are complex and unclear in application. The Company cannot predict what impact the SECURE Act or SECURE 2.0 will ultimately have on the Company’s business.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2024 is a presidential election year. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

The Company’s retirement and benefit services and wealth management businesses are highly regulated, and the regulators have the ability to limit or restrict the Company’s activities and impose fines or suspensions on the conduct of the Company’s business.

The Company’s retirement and benefit services and wealth management businesses are highly regulated, primarily at the federal level. The failure of any of the Company’s businesses that provide investment management or wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. The Company is also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, or ERISA, to the extent that the Company acts as a “fiduciary” under ERISA with respect to certain of the Company’s clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Changes in these laws or regulations could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company is currently subject to and may continue to be subject to claims and litigation relating to the Company’s fiduciary responsibilities.

Some of the services the Company provides, such as trust and investment services, require the Company to act as fiduciary for its clients and others. From time to time, third parties or government agencies make claims and take legal action against the Company pertaining to the performance of its fiduciary responsibilities. For example, the Company recently sold its ESOP fiduciary services business, but remains subject to a number of lawsuits that are typical in that industry, one of which was brought by the United States Department of Labor, related to the Company ESOP’s fiduciary services. If these claims and legal actions are not resolved in a manner favorable to the Company, it may be exposed to significant financial liability or the Company’s reputation could be damaged. Either of these results may adversely impact demand for the Company’s products and services or otherwise have a material adverse effect on its business, financial condition, results of operations and growth prospects.

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. The Company engages in certain strategies to minimize the impact of these taxes. Consequently, any change in tax laws or regulations, or new interpretation of an existing law or regulation, could significantly alter the effectiveness of these strategies.

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2023, the Company’s net deferred tax asset was $34.6 million.

The Company is subject to stringent capital requirements.

Banking institutions are required to hold more capital as a percentage of assets than most industries. In the wake of the global financial crisis, the Company’s capital requirements increased, both in the amount of capital it must hold and in the quality of the capital to absorb losses. In addition, following the bank failures in 2023, federal bank regulatory agencies have begun to propose changes and potential increases in existing capital requirements. Holding high amounts of capital compresses the Company’s earnings and constrains growth. In addition, the failure to meet applicable regulatory capital requirements could result in one or more of the Company’s regulators placing limitations or conditions on the Company’s activities, including its growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, its costs of funds and FDIC insurance costs and its ability to make acquisitions and result in a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Federal regulators periodically examine the Company’s business, and it may be required to remediate adverse examination findings.

The Federal Reserve and the OCC periodically examine the Company, including its operations and its compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that the Company’s financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of the Company’s operations had become unsatisfactory, or that the Company was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance and place the Company into receivership or conservatorship. Any regulatory action against the Company could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

The Company is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate-income areas. The Company’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. In addition, new regulations, increased regulatory reviews or changes in the structure of the secondary mortgage markets which the Company utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business. Any of the actions described above could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in fines or sanctions against the Company.

The Bank Secrecy Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file reports such as suspicious activity and currency transaction reports. The Company is required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Company is also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institution the Company acquires in the future are deemed deficient, the Company would be subject to liability, including fines and regulatory actions, which may include restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan, including any acquisitions.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Regulations relating to privacy, information security and data protection could increase the Company’s costs, affect or limit how the Company collects and use personal information and adversely affect its business opportunities.

The Company is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and the Company could be negatively affected by these laws. For example, the Company’s business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on its ability to share nonpublic personal information about its clients with nonaffiliated third parties, (ii) requires that the Company provide certain disclosures to clients about the Company’s information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions) and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of the Company’s activities and the sensitivity of client information it processes, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws, including with respect to the use of artificial intelligence by financial institutions and their service providers, that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, the Company’s collection, use, sharing, retention and safeguarding of consumer or employee information and some of the Company’s current or planned business activities. This could also increase the Company’s costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which the Company is subject could result in higher compliance and technology costs and could restrict the Company’s ability to provide certain products and services, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a financial holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of the Company’s size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like us, for compliance with federal consumer laws remains largely with the Company’s primary federal regulator, the OCC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and the Company also remains subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. The Company is expected to monitor and respond to these complaints, including those that the Company deems frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The level of the Company’s commercial real estate portfolio may subject the Company to heightened regulatory scrutiny.

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

As of December 31, 2023, the Bank did not exceed these guidelines.

The Company is an emerging growth company within the meaning of the Securities Act and because the Company has decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, the Company’s common stock could be less attractive to investors.

For as long as the Company remains an emerging growth company, as defined in the JOBS Act, it will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to, and expect to continue to, take advantage of certain of these and other exemptions until it is no longer an emerging growth company. The Company will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which the Company has total annual gross revenues of $1.235 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s registration statement on Form S-1, which was declared effective by the SEC on September 12, 2019, (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of the Company’s equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) the Company has been a public reporting company under the Exchange Act for at least twelve calendar months and (C) the Company has filed at least one annual report on Form 10-K. The Company expects to no longer qualify as an emerging growth company as of December 31, 2024.

Because the Company has elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, the Company’s financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because the Company’s financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing the Company’s business, financial results or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of the Company’s common stock. The Company cannot predict if investors will find its common stock less attractive because the Company plans to rely on this exemption. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for the Company’s common stock and the Company’s stock price may be more volatile.

Certain banking laws and certain provisions of the Company’s certificate of incorporation and bylaws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. In general, acquisitions of 10% or more of any class of voting stock of a bank holding company or depository institution generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

There are also provisions in the Company’s certificate of incorporation and bylaws that could have the effect of delaying, deferring or discouraging another party from acquiring control of the Company, even if such acquisition would be viewed by the Company’s stockholders to be in their best interests. These include supermajority stockholder voting thresholds and requirements relating to stockholder meetings and nominations or proposals. The Company is also subject to a statutory antitakeover provision included in the DGCL. In addition, the Company’s Board of Directors is authorized under its certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of the Company’s common stock.

The Company’s certificate of incorporation has an exclusive forum provision, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees.

The Company’s certificate of incorporation has an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on the Company’s behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of the Company’s directors, officers, employees or agents; (iii) any action asserting a claim arising pursuant to the DGCL, the Company’s certificate of incorporation or the Company’s bylaws; or (iv) any action asserting a claim that is governed by the internal affairs doctrine. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, there is uncertainty as to whether a court would enforce such a provision, and the Company’s stockholders will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder.

The Company’s stockholders approved this provision. Any person purchasing or otherwise acquiring any interest in any shares of the Company’s capital stock shall be deemed to have notice of and to have consented to this provision of the Company’s certificate of incorporation. The exclusive forum provision, if enforced, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft, or disclosure of personal information due to failure to implement reasonable security procedures. The Company continues to assess the potential impact of the CCPA on the Company’s business, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. It is also possible that other states where the Company has customers could enact similar laws.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. The Company’s efforts to take these risks into account in making lending and other decisions, including by increasing the Company’s business with climate-friendly companies, may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates, and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on the Company’s customers, which could limit the Company’s ability to raise and invest capital in these areas and communities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. The Company relies extensively on various information systems and other electronic resources to operate its business.  In addition, nearly all of the Company’s customers, service providers and other business partners on whom the Company depends, including the providers of the Company’s online banking, mobile banking and accounting systems, use these systems and their own electronic information systems.  Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and constantly evolving set of software, tools and strategies to do so.  The nature of the Company’s business, as a financial services provider, and the Company’s relative size, make the Company and its business partners high-value targets for these bad actors to pursue.  See “Item 1A. RISK FACTORS—Operational, Strategic and Reputational Risks”.

Accordingly, the Company has devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, as noted below:

●	Identifying and assessing cybersecurity threats: The Company regularly evaluates its systems and data for potential vulnerabilities and analyzes the evolving cyber threat landscape, to ensure it proactively addresses risks before they materialize. The Company employs monitoring tools that can detect and help respond to cybersecurity threats in real-time.
●	Integration with Overall Risk Management: Cybersecurity risks are seamlessly integrated into the Company’s broader risk management framework, ensuring a holistic view and prioritized mitigation strategies.
●	Management of Third-Party Risk: The Company’s comprehensive third-party management process includes rigorous due diligence, oversight and identification of cybersecurity risks associated with vendors and service providers.
●	Team: The Company has an internal cybersecurity team that is responsible for conducting regular assessments of its information systems, existing controls, vulnerabilities and potential improvements.
●	Engagement of Expert Assistance: The Company leverages the expertise of independent consultants, legal advisors, and audit firms to evaluate the effectiveness of our risk management systems and address potential cybersecurity incidents efficiently.
●	Training: The Company conducts periodic cybersecurity training for its workforce.

This information security program is a key part of the Company’s overall risk management system, which is administered by the Director of Information Security. The program includes administrative, technical and physical safeguards to help protect the security and confidentiality of customer records and information.  These security and privacy policies and procedures are in effect across all of the Company’s businesses and geographic locations.

From time-to-time, the Company has identified cybersecurity threats and cybersecurity incidents that require the Company to make changes to its processes and to implement additional safeguards.  While none of these identified threats or incidents have materially affected the Company, it is possible that threats and incidents the Company identifies in the future could have a material adverse effect on its business strategy, results of operations and financial condition.

Governance. The Company’s management team is responsible for the day-to-day management of cybersecurity risks it faces, including the Company’s Executive Vice President and Chief Technology Officer and Director of Information Security.  The Company’s current Director of Information Security has over 28 years of experience. For the past 7 years, the Company’s Director of Information Security has successfully managed teams, implementing and maintaining robust cybersecurity and data protection controls to safeguard the Company’s information assets. The Company’s Director of Information Security reports directly to our Executive Vice President and Chief Technology Officer, who possesses extensive expertise gained through over 39 years in various IT and leadership roles. This combined experience ensures exceptional guidance and oversight of our cybersecurity program.

In addition, the Company’s Board of Directors, both as a whole and through its Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management, including cybersecurity risks. In that role, the

Company’s Board of Directors and the Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, both the Company’s Board of Directors and the Risk Committee receive quarterly reports from the Company’s management team regarding cybersecurity risks and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at 401 Demers Avenue, Grand Forks, North Dakota 58201. In addition to the Company’s corporate headquarters, which includes a full service banking office, the Company operates two other full-service banking office located in Grand Forks, North Dakota, three full-service banking offices located in Fargo and West Fargo, North Dakota, one full-service banking office located in Northwood, North Dakota, six full-service banking offices located in the Twin Cities MSA, and two full-service banking office located in the Phoenix MSA. The Company offers retirement and benefits, wealth management and mortgage products and services at all of its full-service banking offices. In addition, the Company operates one retirement and benefits services office in each of Minnesota, Colorado and Michigan. The Company has remodeled several locations to utilize the Company’s spaces in a more efficient manner. As of December 31, 2023, seven of the Company’s office properties were owned and eleven of the Company’s office properties were leased.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Stock Market, or Nasdaq, under the symbol “ALRS”.

Stockholders

As of February 28, 2024, the Company had 227 holders of record of the Company’s common stock and an estimated 2,966 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Stock Repurchase Plans

The following table presents information related to repurchases of the Company’s common stock for each calendar month in the fourth quarter of 2023.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
October 1-31, 2023	71,700	$17.68	71,700	459,826
November 1-30, 2023	46,300	17.59	46,300	413,526
December 1-31, 2023	—	—	—	413,526
Total	118,000	$17.65	118,000	413,526
(1)	Shares repurchased by the Company included shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards. There were no shares surrendered by employees to the Company to pay withholding taxes on vesting of restricted stock awards in the fourth quarter of 2023.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Existing Program, which authorized the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Existing Program was effective immediately and continued until February 18, 2024. On December 12, 2023, the Board approved a new stock repurchase program, or the New Program, which authorizes the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The New Program became effective on February 18, 2024, and replaced the Existing Program. The New Program will expire on February 18, 2027. Neither the Existing Program nor the New Program obligates the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended December 31, 2023, the Company repurchased 118,000 shares of common stock under the Existing Program.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock for the period December 31, 2019, through December 31, 2023. For the purposes of comparison, the graph illustrates comparable stockholder returns of the Nasdaq Composite Index and the total return of the S&P U.S. BMI Banks - Midwest Region Index. The graph assumes a $100.00 investment on December 31, 2019 in each case, and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2023.

Total Return Performance
Index Value
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Alerus Financial Corporation
Nasdaq Composite Index
S&P U.S. Banks - Midwest Region Index

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2020	2021	2022	2023
Alerus Financial Corporation	$100.00	$123.28	$134.66	$110.56	$110.32
Nasdaq Composite Index	100.00	145.05	177.27	119.63	173.11
S&P U.S. Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08

Dividend Policy

It has been the Company’s policy to pay quarterly dividends to holders of its common stock and the Company currently intends to maintain or increase its dividend levels in future quarters. The Company’s dividend policy and practice may change in the future, however, and the Company’s Board of Directors may change or eliminate the payment of future dividends at its discretion, without notice to the Company’s stockholders. Any future determination to pay dividends to holders of the Company’s common stock will depend on its results of operations, financial condition, economic conditions, capital requirements, banking regulations, contractual restrictions and any other factors that the Company’s Board of Directors may deem relevant.

Dividend Restrictions

As a Delaware corporation, the Company is subject to certain restrictions on dividends under the DGCL. In general, a Delaware corporation may only pay dividends either out of surplus (as defined and computed in accordance with the provisions of the DGCL) or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.

In the first quarter of 2021, the Company issued subordinated debt to the Bank of North Dakota pursuant to a Subordinated Note Purchase Agreement, dated March 30, 2021 (the “Note Purchase Agreement”). Under the terms of the Subordinated Note Purchase Agreement, if an event of default has occurred (as defined in the Subordinated Note Purchase Agreement), the Company cannot, subject to certain exceptions outlined in the Note Purchase Agreement, pay any dividends to its stockholders until such event of default or failure to comply with said covenants is cured, without the prior written consent of the Bank of North Dakota.

Under the terms of the Company’s junior subordinated debentures issued to its two statutory trusts, the Company is not permitted to pay dividends on its capital stock if an event of default occurs under the terms of the debentures, the Company is otherwise in default with respect to the Company’s payment obligations or the Company has elected to defer interest payments on the debentures.

In addition, the Company is subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “SUPERVISION AND REGULATION—Supervision and Regulation of the Company—Dividend Payments.” Because the Company is a holding company and does not engage directly in business activities of a material nature, the Company’s ability to pay dividends to its stockholders depends, in large part, upon its receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “SUPERVISION AND REGULATION—Supervision and Regulation of the Bank—Dividend Payments.”

Use of Proceeds

None.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s audited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update any of these forward-looking statements.

Overview

The Company is a diversified financial services company headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, the Company provides innovative and comprehensive financial solutions to businesses and consumers through four distinct business lines—banking, retirement and benefit services, wealth management and mortgage. These solutions are delivered through a relationship oriented primary point of contact along with responsive and client friendly technology.

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA, and Arizona, specifically, the Phoenix MSA. In addition to the Company’s offices located in the Company’s banking markets, its retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and Colorado.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company believes its client first and advice based philosophy, diversified business model and history of high performance and growth distinguishes the Company from other financial service providers. The Company generates a majority of its overall revenue from noninterest income, which is driven primarily by the Company’s retirement and benefit services, wealth management and mortgage business lines.

As of December 31, 2023, the Company had $3.9 billion of total assets, $2.8 billion of total loans, $3.1 billion of total deposits, $369.1 million of stockholders’ equity, $36.7 billion of AUA/AUM in the Company’s retirement and benefit services segment, and $4.0 billion of AUA/AUM in the Company’s wealth management segment. For the year ended December 31, 2023, the Company had $364.1 million of mortgage originations.

Net Interest Income

Net interest income represents interest income less interest expense. The Company generates interest income on interest-earning assets, primarily loans and available-for-sale securities. The Company incurs interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate net interest income, the Company measures and monitors: (i) yields on loans, available-for-sale securities and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest the Company earns on interest-earning assets or pay on interest-bearing liabilities.

Noninterest Income

Noninterest income primarily consists of the following:

●	The Company’s retirement and benefit services business, which includes retirement plan administration, retirement plan investment advisory, HSA, ESOP administration and recordkeeping, and other benefit services, is the Company’s largest source of noninterest income. Over half of the Company’s retirement and benefit services fees are transaction or participant-based fees and are impacted by the number of plans and participants. The remainder of noninterest income is based on the market value of the related AUA and AUM and impacted by the level of contributions, withdrawals, new business, lost business and fluctuation in market values.
●	Wealth management includes personal trust, investment and brokerage services. The Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.

●	Mortgage noninterest income consists of gains on originating and selling mortgages and origination fees. Mortgage gains are primarily impacted by the level of originations, amount of loans sold, the type of loans sold and market conditions.
●	Service charges on deposit accounts are comprised of income generated through deposit account related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of the Company’s clients.
●	Net gains (losses) on investment securities consists of the realized gains or losses related to the sale of available-for-sale investment securities.
●	Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies the Company holds on to certain key employees, loan servicing income net of the related amortization, and any other income which does not fit within one of the specific noninterest income lines described above. Other noninterest income is generally impacted by business activities and level of transactions.

Noninterest Expense

Noninterest expense is comprised primarily of the following:

●	Compensation and employee taxes and benefits—include all forms of personnel related expenses including salary, commissions, incentive compensation, payroll related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, ESOP and other benefit related expenses. Compensation and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to owning and leasing the Company’s office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy related expenses. Occupancy and equipment costs are primarily impacted by the number and size of the locations the Company occupies.
●	Business services, software and technology—costs related to contracts with core system and third-party data processing providers, software and information technology services to support office activities and internal networks. The Company believes its technology spending enhances the efficiency of the Company’s employees and enables the Company to provide outstanding service to its clients. Technology and information system costs are primarily impacted by the number of locations the Company occupies, the number of employees, clients and volume of transactions the Company has and the level of service the Company requires from its third party technology vendors.
●	Intangible amortization expense is the result of acquisitions of fee income and banking companies. Identified intangible assets with definite lives consist of client relationship intangibles and are amortized on a straight-line basis over the period representing the estimated remaining lives of the assets. The amount of expense is impacted by the timing of acquisitions and the estimated remaining lives of the assets.
●	Professional fees and assessments—costs related to legal, accounting, tax, consulting, personnel recruiting, directors fees, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that the Company pays to the FDIC for deposit insurance.
●	Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned, or OREO, for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by the Company’s business activities and needs.

Operating Segments

The Company measures the overall profitability of business operations based on income before income tax. The Company allocates costs to its segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within banking, retirement and benefit services, wealth management, and mortgage. The Company measures the profitability of each segment based on the direct and indirect allocations of expense as it believes it better approximates the contribution generated by the Company’s reportable operating segments. All indirect overhead allocations to each segment are determined by management based on an annual review of department expenses. Income tax expense is allocated to corporate administration. A description of each segment is provided in Note 22 (Segment Reporting) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with current GAAP, but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most critical of the accounting policies is discussed below.

Allowance for credit losses (“ACL”)— In 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). This new accounting standard, commonly referred to as “CECL,” significantly changed the Company’s methodology for accounting for reserves on loans, unfunded off balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees, as well as introduced the consideration for an allowance on HTM investment securities. ASU 2016-13 replaced the “incurred loss” methodology used prior to 2023 to establish an allowance on loans and off-balance sheet credit exposures, with an “expected loss” approach. Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans and HTM investment securities is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools, individual credits with unique risk factors, and homogenous HTM investment securities pools, by credit rating. Since adoption of CECL in 2023, the Company has used a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data is derived using a combination of external data and internal historical default and loss experience.

CECL may create more volatility in our ACL, particularly our ACL on loans and ACL on off balance sheet credit exposures. Under CECL, our ACL may increase or decrease period to period based on many factors, including, but not limited to: macroeconomic forecasts and conditions; a change in the prepayment speed assumption; an increase or decrease in loan balances, including changes to the Company’s loan portfolio mix; credit quality of the loan portfolio; and various qualitative factors outlined in ASU 2016-13.

ASU 2016-13 also changed the Company’s methodology and accounting for credit losses within the investment portfolio designated as AFS. To the extent the fair value of a security designated as AFS is less than its amortized cost and the Company either intends to sell the security or it is more-likely-than-not the Company will be required to sell the security before recovery of its amortized cost basis, then the investment is permanently impaired and the amortized cost basis is written down to fair value and a corresponding impairment charge is recorded within the consolidated statements of income. If neither of the above is true, but the fair value of the investment is below its amortized cost basis at the reporting date, then an allowance is established on the AFS investment for the portion of the impairment that is due to credit reasons (e.g. credit rating downgrades, past due receivables, and/or other macro- or micro-adverse trends). The allowance established on an AFS investment due to credit losses is limited to the amount the fair value of the investment is below its amortized cost basis as of the reporting date. If the fair value of the investment is below its amortized cost basis for non-credit-related reasons (e.g. interest rate environment), then the impairment continues to be recognized within stockholders' equity through AOCI.

ACL on Loans. The Company considers the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While the Company’s current evaluation indicates that the ACL on loans at December 31, 2023 and 2022 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2023 using the CECL methodology, included:

●	Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factors condition worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. The Company utilizes National unemployment, changes in National GDP, and changes in National Housing Price Index in estimation of the ACL on loans. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty. The Company may consider a range of possible forecasts and evaluate the probability of each scenario.

●	Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., the Company may elect to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, the Company may elect to use a longer forecast period. Generally, the Company expects its forecast period to range from one to two years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), the Company considers such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle. At December 31, 2023, the Company used a one-year forecast period and one-year reversion period for each loan segment to measure the ACL on loans.

●	Prepayment speeds: Prepayment speeds are determined for each loan segment utilizing the Company’s own historical loan data, as well as consideration of current environmental factors. The prepayment speed assumption is utilized with the discounted cash flow model (i.e. the CECL model) to forecast expected cash flows over the contractual life of the loan, adjusted for expected prepayments. A higher prepayment speed assumption will drive a lower ACL, and vice versa.

●	Qualitative factors: ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. The Company continues to consider qualitative factors in determining and arriving at our ACL on loans each reporting period.

As of December 31, 2023, the recorded ACL on loans was $35.8 million and represented the Company’s best estimate of expected credit losses within the loan portfolio. However, the Company may adjust its assumptions to account for differences between expected and actual losses each period. A future change of the Company’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within the loan portfolio, and the Company considers the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the ACL Governance Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 6 of the consolidated financial statements for further discussion.

ACL on Off Balance Sheet Credit Exposures. The Company considers the ACL on off balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan fundings of, primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factor calculated for each loan segment using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the allowance on off balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan level data for credit line usage, and is applied to total off balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of December 31, 2023, the recorded ACL on off balance sheet credit exposures was $7.4 million and presented within accrued interest and other liabilities on the consolidated balance sheet. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at December 31, 2023, represented the Company’s best estimate, however, it may adjust assumptions to account for differences between expected and actual losses from period to period. A future change to the Company’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 6 of the consolidated financial statements for further discussion.

ACL for HTM Debt Securities. The estimate of expected credit losses on the Company’s HTM investment portfolio utilizes external PD and LGD data by credit rating to determine a loss rate. Management may exercise discretion to make adjustments based on various environmental factors.

At December 31, 2023, the Company held securities in its HTM portfolio with an amortized cost basis of $299.7 million that primarily consisted of MBS and CMO debt securities issued, municipal bonds or guaranteed by U.S. government-sponsored agencies. Under ASU 2016-13 the Company has the ability to exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, resulting in zero risk of nonpayment of the amortized cost basis of the security. Management has evaluated and determined zero risk of nonpayment on all securities guaranteed by the U.S government agencies. At December 31, 2023, the Company recorded an ACL on HTM debt securities of $213 thousand.

Refer to “—Financial Condition—Investments” and Note 5 of the consolidated financial statements for further discussion.

ACL on AFS Debt Securities. The Company considers the ACL on AFS debt securities to be a critical accounting policy given the size of the investment portfolio and level of estimation used to determine the allowance, as appropriate. As of December 31, 2023, the Company's AFS portfolio was entirely made up of assets that are fair valued using level 2 valuation techniques in accordance with ASC 820, Fair Value Measurement. The Company engages a third party pricing agency to assist with the valuation of such debt securities and the assets are carried at fair value at each reporting period. An allowance is recorded on an AFS debt security to the extent an event has occurred that suggests receipt of full contractual payments are at risk. When such an event has been identified, a discounted cash flow model is used to determine the expected losses due to credit risk, and an allowance is recorded to reduce the carrying value of the debt security by the calculated expected loss amount, limited to the amount by which the fair value of the debt security is below its amortized cost basis.

As further described within “—Financial Condition—Investments,” the Company's AFS portfolio, as of December 31, 2023, primarily consisted of MBS and CMO debt securities issued or guaranteed by U.S. government-sponsored agencies, and, thus, presenting little to no credit risk. As of December 31, 2023, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during 2023, 2022 or 2021.

Refer to “—Financial Condition—Investments” and Note 5 of the consolidated financial statements for further discussion.

Intangible assets—As a result of acquisitions, the Company carries goodwill and identifiable intangible assets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date. Goodwill is evaluated at least annually or when business conditions suggest impairment may have occurred. Should impairment occur, goodwill will be reduced to its revised carrying value through a charge to earnings. Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives. The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors. Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on our results of operations.

Fair value measurements—Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices, or observable market inputs. For financial instruments that are traded actively and have quoted market prices, or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgement may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial assets that are recorded at fair value on a recurring basis include investment securities, available-for-sale and derivative financial instruments. As of December 31, 2023 and 2022, $495.2 million, or 12.7%, and $723.7 million, or 19.1%, respectively, of the Company’s total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities. The fair value of financial assets on a recurring basis are classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2023 and 2022, $9.2 million and $6.3 million of derivative financial instruments, respectively, were classified as Level 2 of the fair value hierarchy, representing less than 1% of the Company’s total liabilities in those years. As of December 31, 2023, the Company had no fair value assets or liabilities classified in Level 3 of the fair value hierarchy.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2023.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2023	2022	2021
Selected Income Statement Data
Net interest income	$87,839	$99,729	$87,099
Provision for loan losses	2,057	—	(3,500)
Noninterest income	80,229	111,223	147,387
Noninterest expense	150,157	158,770	168,909
Income before income taxes	15,854	52,182	69,077
Income tax expense	4,158	12,177	16,396
Net income	$11,696	$40,005	$52,681
Per Common Share Data
Earnings - basic	$0.59	$2.12	$3.02
Earnings - diluted	$0.58	$2.10	$2.97
Dividends declared	$0.75	$0.70	$0.63
Tangible book value per common share (1)	$15.46	$14.37	$17.87
Average shares outstanding - basic	19,922	18,640	17,189
Average shares outstanding - diluted	20,143	18,884	17,486
Selected Performance Ratios
Return on average total assets	0.31%	1.14%	1.66%
Return on average common equity	3.26%	11.55%	15.22%
Return on average tangible common equity (1)	5.37%	15.09%	18.89%
Noninterest income as a % of revenue	47.74%	52.72%	62.86%
Net interest margin (taxable-equivalent basis)	2.46%	3.04%	2.90%
Efficiency ratio (1)	85.85%	72.86%	70.02%
Adjusted efficiency ratio (1)	74.91%	72.86%	70.06%
Dividend payout ratio	129.31%	33.33%	21.21%
Average equity to average assets	9.39%	9.89%	10.89%
Selected Balance Sheet Data - Period Ending
Loans	$2,759,583	$2,443,994	$1,758,020
Allowance for credit losses	(35,843)	(31,146)	(31,572)
Investment securities	786,251	1,039,226	1,205,710
Assets	3,907,713	3,779,637	3,392,691
Deposits	3,095,611	2,915,484	2,920,551
Long-term debt	58,956	58,843	58,933
Total stockholders' equity (2)	369,127	356,872	359,403
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	(0.04)%	0.02%	(0.04)%
Nonperforming loans to total loans	0.32%	0.16%	0.12%
Nonperforming assets to total assets	0.22%	0.10%	0.09%
Allowance for credit losses to total loans	1.30%	1.27%	1.80%
Allowance for credit losses to nonperforming loans	410.34%	820.93%	1,437.05%
Other Data
Retirement and benefit services assets under administration/management	$36,682,425	$32,122,520	$36,732,938
Wealth management assets under administration/management	$4,018,846	$3,582,648	$4,039,931
Mortgage originations	$364,114	$812,314	$1,836,064
(1)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Includes ESOP-owned shares.

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, net interest margin (tax-equivalent), the efficiency ratio, and the adjusted efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders’ equity, less goodwill and other intangible assets; (ii) tangible common equity per share as tangible common equity divided by shares of common stock outstanding; (iii) tangible assets as total assets, less goodwill and other intangible assets; (iv) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (v) net interest margin (tax-equivalent) as net interest income plus a tax-equivalent adjustment, divided by average earning assets; (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment; and (vii) adjusted efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment less net gains (losses) on investment securities.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated.

	December 31,	December 31,	December 31,
	2023	2022	2021
Tangible common equity to tangible assets
Total common stockholders’ equity	$369,127	$356,872	$359,403
Less: Goodwill	46,783	47,087	31,490
Less: Other intangible assets	17,158	22,455	20,250
Tangible common equity (a)	305,186	287,330	307,663
Total assets	3,907,713	3,779,637	3,392,691
Less: Goodwill	46,783	47,087	31,490
Less: Other intangible assets	17,158	22,455	20,250
Tangible assets (b)	3,843,772	3,710,095	3,340,951
Tangible common equity to tangible assets (a)/(b)	7.94%	7.74%	9.21%
Tangible book value per common share
Total common stockholders’ equity	$369,127	$356,872	$359,403
Less: Goodwill	46,783	47,087	31,490
Less: Other intangible assets	17,158	22,455	20,250
Tangible common equity (c)	305,186	287,330	307,663
Total common shares issued and outstanding (d)	19,734	19,992	17,213
Tangible book value per common share (c)/(d)	$15.46	$14.37	$17.87

	December 31,	December 31,	December 31,
	2023	2022	2021
Return on average tangible common equity
Net income	$11,696	$40,005	$52,681
Add: Intangible amortization expense (net of tax)	4,184	3,756	3,460
Net income, excluding intangible amortization (e)	15,880	43,761	56,141
Average total equity	358,268	346,355	346,059
Less: Average goodwill	46,959	39,415	30,385
Less: Average other intangible assets (net of tax)	15,624	17,018	18,548
Average tangible common equity (f)	295,685	289,922	297,126
Return on average tangible common equity (e)/(f)	5.37%	15.09%	18.89%
Efficiency ratio
Noninterest expense	$150,157	$158,770	$168,909
Less: Intangible amortization expense	5,296	4,754	4,380
Adjusted noninterest expense (g)	144,861	154,016	164,529
Net interest income	87,839	99,729	87,099
Noninterest income	80,229	111,223	147,387
Tax-equivalent adjustment	671	429	492
Total tax-equivalent revenue (h)	168,739	211,381	234,978
Efficiency ratio (g)/(h)	85.85%	72.86%	70.02%
Adjusted efficiency ratio
Noninterest expense	$150,157	$158,770	$168,909
Less: Intangible amortization expense	5,296	4,754	4,380
Adjusted noninterest expense (i)	144,861	154,016	164,529
Net interest income	87,839	99,729	87,099
Noninterest income	80,229	111,223	147,387
Tax-equivalent adjustment	671	429	492
Less: Net gains (losses) on investment securities	(24,643)	—	125
Total tax-equivalent revenue (j)	193,382	211,381	234,853
Adjusted efficiency ratio (i)/(j)	74.91%	72.86%	70.06%

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2023 are compared to the results for the year ended December 31, 2022, and the consolidated financial condition of the Company as of December 31, 2023 is compared to December 31, 2022. Results of operations for the year ended December 31, 2022 compared to results for the year ended December 31, 2021, can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2022 annual report on Form 10-K filed with the SEC on March 10, 2023.

Summary

Net income for the year ended December 31, 2023 was $11.7 million, a decrease of $28.3 million, or 70.8%, compared to $40.0 million for the year ended December 31, 2022. Diluted earnings per common share were $0.58 in 2023, compared to $2.10 in 2022. Return on average total assets was 0.31% in 2023, compared to 1.14% for 2022. The decrease in net income was primarily driven by a $31.0 million decrease in noninterest income and a $11.9 million decrease in net interest income, partially offset by an $8.6 million decrease in noninterest expense. Noninterest income decreased primarily due to a $24.6 million loss on investment securities as a result of a strategic balance sheet repositioning in the fourth quarter, as well as an $8.5 million decrease in mortgage banking revenue, attributable to a decrease in mortgage originations due to the impact of higher interest rates. The decrease in net interest income was due to heightened deposit competition, the impact of rising short-term interest rates on indexed money market deposits, and clients moving deposits out of noninterest bearing products into interest-bearing products. The decrease in noninterest expense was primarily due to a $4.4 million decrease in compensation expense, driven by a decrease in mortgage incentives associated with the decrease in mortgage originations.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent, or FTE

Net interest income totaled $87.8 million in 2023, a decrease of $11.9 million, or 11.90%, from 2022. Net interest margin decreased 58 basis points to 2.46% in 2023, from the 3.04% reported in 2022. The decrease in net interest margin was primarily a result of a $61.2 million increase in interest expense on interest-bearing liabilities, partially offset by a $49.3 million increase in interest income on interest earning assets. The increase in interest expense was primarily driven by a 220 basis point increase in the average rate paid on interest-bearing liabilities due to increases in short-term interest rates and a highly competitive deposit environment. Additionally, the average balance of interest-bearing liabilities increased $411.6 million, driven by increased short-term borrowings to support loan growth, core deposit growth, and deposit migration from noninterest bearing deposit accounts into interest bearing deposit accounts. The increase in the interest income earned on interest bearing assets was driven by a 105 basis point increase in the average rate earned on loans as well as a $475.6 million increase in the average balance of total loans from organic growth.

The following table sets forth information related to the Company’s average balance sheet, average yields on assets, and average rates of liabilities for the periods indicated. The Company derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.

	Year ended December 31,
	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$35,395	$1,202	3.40%	$58,149	$586	1.01%	222,916	$322	0.14%
Investment securities (1)	983,545	25,199	2.56%	1,135,426	24,333	2.14%	864,273	14,172	1.64%
Fed funds sold	—	—	—%	7,313	192	2.63%	—	—	—%
Loans held for sale	13,217	721	5.46%	24,497	855	3.49%	65,968	1,494	2.26%
Loans
Commercial:
Commercial and industrial	558,458	36,986	6.62%	507,040	26,004	5.13%	579,002	28,445	4.91%
Real estate construction	99,315	7,607	7.66%	63,296	3,300	5.21%	41,751	1,712	4.10%
Commercial real estate	980,667	51,020	5.20%	713,102	29,632	4.16%	571,326	21,523	3.77%
Total commercial	1,638,440	95,613	5.84%	1,283,438	58,936	4.59%	1,192,079	51,680	4.34%
Consumer
Residential real estate first mortgage	706,626	27,240	3.85%	587,443	20,573	3.50%	477,621	16,575	3.47%
Residential real estate junior lien	154,036	11,639	7.56%	136,483	7,222	5.29%	131,412	6,093	4.64%
Other revolving and installment	35,971	2,179	6.06%	52,071	2,525	4.85%	57,574	2,537	4.41%
Total consumer	896,633	41,058	4.58%	775,997	30,320	3.91%	666,607	25,205	3.78%
Total loans (1)	2,535,073	136,671	5.39%	2,059,435	89,256	4.33%	1,858,686	76,885	4.14%
Federal Reserve/FHLB Stock	25,246	1,761	6.98%	13,824	784	5.67%	6,329	276	4.36%
Total interest earning assets	3,592,476	165,554	4.61%	3,298,644	116,006	3.52%	3,018,172	93,149	3.09%
Cash and due from banks	30,422			31,957			27,399
Allowance for loan losses	(35,883)			(32,011)			(34,054)
Land, premises and equipment, net	17,510			17,429			19,081
Operating lease right-of-use assets	5,624			3,626			4,997
Accrued interest receivable	13,034			9,377			8,461
Bank-owned life insurance	33,059			33,573			32,760
Goodwill	46,959			39,415			30,385
Other intangible assets	19,777			21,542			23,479
Servicing rights	2,349			2,246			1,984
Deferred income taxes, net	43,443			31,593			11,685
Other assets	48,247			43,264			34,471
Noninterest earning assets	224,541			202,011			160,648
Total assets	$3,817,017			$3,500,655			$3,178,820
Interest-Bearing Liabilities
Interest-bearing demand deposits	$768,238	$9,872	1.29%	$692,287	$1,516	0.22%	$697,276	$987	0.14%
Money market and savings deposits	1,118,815	32,639	2.92%	1,113,426	6,090	0.55%	1,023,677	1,500	0.15%
Time deposits	303,746	10,876	3.58%	221,997	1,563	0.70%	215,624	1,174	0.54%
Fed funds purchased	287,768	15,283	5.31%	63,296	1,554	2.46%	3	—	—%
Short-term borrowings	113,973	5,693	5.00%	89,932	2,785	3.10%	—	—	—%
Long-term debt	58,900	2,681	4.55%	58,864	2,340	3.98%	50,759	1,897	3.74%
Total interest-bearing liabilities	2,651,440	77,044	2.91%	2,239,802	15,848	0.71%	1,987,339	5,558	0.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	737,365			851,821			784,998
Other noninterest-bearing liabilities	69,944			62,677			60,424
Stockholders’ equity	358,268			346,355			346,059
Total liabilities and stockholders’ equity	$3,817,017			$3,500,655			$3,178,820
Net interest income		$88,510			$100,158			$87,591
Net interest rate spread			1.70%			2.81%			2.81%
Net interest margin on FTE basis (1)			2.46%			3.04%			2.90%
(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0%.

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

	Year ended December 31, 2023			Year ended December 31, 2022
	Compared with			Compared with
	Year ended December 31, 2022			Year ended December 31, 2021
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(230)	$846	$616	$(231)	$495	$264
Investment securities	(3,250)	4,116	866	4,447	5,714	10,161
Fed funds sold	(192)	—	(192)	—	192	192
Loans held for sale	(394)	260	(134)	(937)	298	(639)
Loans
Commercial:
Commercial and industrial	2,638	8,344	10,982	(3,533)	1,092	(2,441)
Real estate construction	1,877	2,430	4,307	883	705	1,588
Commercial real estate	11,131	10,257	21,388	5,345	2,764	8,109
Total commercial	15,646	21,031	36,677	2,695	4,561	7,256
Consumer
Residential real estate first mortgage	4,171	2,496	6,667	3,811	187	3,998
Residential real estate junior lien	929	3,488	4,417	235	894	1,129
Other revolving and installment	(781)	435	(346)	(243)	231	(12)
Total consumer	4,319	6,419	10,738	3,803	1,312	5,115
Total loans	19,965	27,450	47,415	6,498	5,873	12,371
Federal Reserve/FHLB Stock	648	329	977	327	181	508
Total interest income	16,547	33,001	49,548	10,104	12,561	22,665
Interest-bearing liabilities
Interest-bearing demand deposits	167	8,189	8,356	(7)	536	529
Money market and savings deposits	30	26,519	26,549	135	4,455	4,590
Time deposits	572	8,741	9,313	34	355	389
Fed funds purchased	5,522	8,207	13,729	—	1,554	1,554
Short-term borrowings	745	2,163	2,908	—	2,785	2,785
Long-term debt	1	340	341	303	140	443
Total interest expense	7,037	54,159	61,196	465	9,825	10,290
Change in net interest income	$9,510	$(21,158)	$(11,648)	9,639	$2,736	$12,375

Provision for Credit Losses

The Company recorded a provision for credit losses expense of $2.1 million for the year ended December 31, 2023, compared to no provision for credit losses expense for the year ended December 31, 2022. The provision for credit losses expense for the year ended December 31, 2023, included $(225) thousand recovery for credit losses on loans, $2.2 million in provision for credit losses on unfunded commitments and $40 thousand in provision for credit losses on investment securities held-to-maturity. The Current Expected Credit Loss, or CECL, accounting standard requires the Company to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses is primarily a result of a change in forecasting assumptions brought about by the new methodology as well as strong loan growth and unfunded commitments.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2023, 2022 and 2021

	Year ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Retirement and benefit services	$65,294	$67,135	$(1,841)	(2.7)%	$67,135	$71,709	$(4,574)	(6.4)%
Wealth management	21,855	20,870	985	4.7%	20,870	21,052	(182)	(0.9)%
Mortgage banking	8,411	16,921	(8,510)	(50.3)%	16,921	48,502	(31,581)	(65.1)%
Service charges on deposit accounts	1,280	1,434	(154)	(10.7)%	1,434	1,395	39	2.8%
Net gains (losses) on investment securities	(24,643)	—	(24,643)	100.0%	—	125	(125)	(100.0)%
Other	8,032	4,863	3,169	65.2%	4,863	4,604	259	5.6%
Total noninterest income	$80,229	$111,223	$(30,994)	(27.9)%	$111,223	$147,387	$(36,164)	(24.5)%
Noninterest income as a % of revenue	47.7%	52.7%			52.7%	62.9%

Total noninterest income decreased $31.0 million, or 27.9%, to $80.2 million in 2023, from $111.2 million for 2022. The decrease in noninterest income was primarily driven by the previously announced balance sheet repositioning, as a result of which a $24.6 million loss on the sale of investment securities was recognized in the fourth quarter of 2023. Mortgage banking revenue decreased $8.5 million in 2023 primarily as a result of a $448.2 million, or 55.2%, decrease in mortgage originations due to the impact of higher interest rates.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 47.7% in 2023, down from 52.7% the prior year. The decrease in 2023 was due to a 27.9% decrease in noninterest income and an 11.9% decrease in net interest income.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Compensation	$76,290	$80,656	$(4,366)	(5.4)%	$80,656	$93,386	$(12,730)	(13.6)%
Employee taxes and benefits	20,051	21,915	(1,864)	(8.5)%	21,915	22,033	(118)	(0.5)%
Occupancy and equipment expense	7,477	7,605	(128)	(1.7)%	7,605	8,148	(543)	(6.7)%
Business services, software and technology expense	21,053	19,487	1,566	8.0%	19,487	20,486	(999)	(4.9)%
Intangible amortization expense	5,296	4,754	542	11.4%	4,754	4,380	374	8.5%
Professional fees and assessments	6,743	8,367	(1,624)	(19.4)%	8,367	6,292	2,075	33.0%
Marketing and business development	3,027	3,254	(227)	(7.0)%	3,254	3,182	72	2.3%
Supplies and postage	1,796	2,440	(644)	(26.4)%	2,440	2,361	79	3.3%
Travel	1,189	1,182	7	0.6%	1,182	442	740	167.4%
Mortgage and lending expenses	1,902	2,183	(281)	(12.9)%	2,183	4,250	(2,067)	(48.6)%
Other	5,333	6,927	(1,594)	(23.0)%	6,927	3,949	2,978	75.4%
Total noninterest expense	$150,157	$158,770	$(8,613)	(5.4)%	$158,770	$168,909	$(10,139)	(6.0)%

Total noninterest expense decreased $8.6 million, or 5.4%, to $150.2 million for the year ended December 31, 2023, from $158.8 million for the year ended December 31, 2022. The decrease in noninterest expense was primarily driven by a $4.4 million decrease in compensation expense, a $1.9 million decrease in employee taxes and benefits expense, and a $1.6 million decrease in professional fees and assessments expense, partially offset by an increase of $1.6 million in business services, software and technology expense. The decreases in compensation expense and employee taxes and benefits expenses were primarily driven by a decrease in mortgage incentives associated with the decrease in mortgage originations, and decreased expenses related to group insurance. Professional fees and assessments expenses decreased due to merger related expenses associated with the acquisition of Metro Phoenix Bank in 2022, partially offset by an increase in FDIC assessments. Business services, software and technology expense increased primarily due to higher contract renewals due to inflationary pressures and equipment purchases.

Income Taxes

For the year ended December 31, 2023, the Company recognized income tax expense of $4.2 million on $15.9 million of pre-tax income, resulting in an effective tax rate of 26.2%. For the year ended December 31, 2022, the Company recognized an income tax expense of $12.2 million on $52.2 million of pre-tax income, resulting in an effective tax rate of 23.3%. The increase in the effective tax rate was primarily driven by items related to the acquisition of Metro Phoenix Bank in 2022 and an increase in state taxes driven by increased income earned in Minnesota and Arizona.

Segment Reporting

The Company determined reportable segments based on the significance of the services offered, the significance of those services to the Company’s financial condition and operating results, and the Company’s regular review of the operating results of those services. The Company has four operating segments—banking, retirement and benefit services, wealth management, and mortgage. These segments are components for which financial information is prepared and evaluated regularly by management in deciding how to allocate resources and assess performance.

The selected financial information presented for each segment sets forth net interest income, provision for loan losses, noninterest income, and direct and indirect noninterest expense overhead allocations. Corporate administration includes all remaining income and expenses not allocated to the four operating segments. Certain reclassification adjustments have been made between corporate administration and the various lines of business for consistency in presentation.

For additional financial information on the Company’s segments see Note 22 (Segment Reporting) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 15 offices in North Dakota, Minnesota, and Arizona. These products and services are supported through various digital applications. The majority of the Company’s assets and liabilities are on the banking segment balance sheet.

The banking segment reported net income before taxes of $7.1 million for the year ended December 31, 2023, a decrease of $25.4 million compared to the year ended December 31, 2022. The decrease was primarily driven by a $21.6 million decrease in noninterest income and a $10.5 million decrease in net interest income, partially offset by a $8.8 million decrease in noninterest expense. During the fourth quarter of 2023, the Company sold $171.8 million of available-for-sale (AFS) securities in a balance sheet repositioning. The sale resulted in a one-time pre-tax net loss of $24.6 million. Proceeds from the sale were reinvested into loans to new and existing clients throughout the communities the Company serves, in addition to paying down borrowings.

Retirement and Benefit Services

Retirement and benefit services provide the following services nationally: recordkeeping and administration services to qualified retirement plans; ESOP recordkeeping and administration; investment fiduciary services to retirement plans; HSA, flex spending account, and government health insurance program recordkeeping and administration services to employers. The division services approximately 8,300 retirement plans and more than 474,000 plan participants. In addition, the division employs approximately 243 professionals, and operates within the Company’s banking markets, as well as East Lansing, Michigan, and Lakewood, Colorado.

The retirement and benefit services segment reported net income before taxes of $14.7 million for the year ended December 31, 2023, a decrease of $4.5 million compared to the year ended December 31, 2022. Revenue of $65.3 million, comprised of $23.1 million in asset-based revenue and $42.2 million in participant and transaction revenues, decreased $1.8 million, or 2.7%, primarily due to the divestiture of the payroll services line of business.

The following table presents changes in the combined AUA and AUM for the Company’s retirement and benefit services segment for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
AUA & AUM balance beginning of period	$32,122,520	$36,732,938	$34,199,954
Acquired assets	—	—	—
Inflows (1)	4,548,845	5,735,604	5,589,925
Outflows (2)	(4,836,524)	(7,512,492)	(6,010,136)
Market impact (3)	4,847,584	(2,833,530)	2,953,195
AUA & AUM balance end of period	$36,682,425	$32,122,520	$36,732,938
Yield (4)	0.19%	0.20%	0.20%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment was $36.7 billion at December 31, 2023, an increase of $4.6 billion, or 14.2%, compared to the total at December 31, 2022. The increase was primarily driven by an increase of $4.8 billion in market impact, driven by improved bond and equity markets.

Wealth Management

The wealth management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Wealth management reported net income before taxes of $9.8 million for the year ended December 31, 2023, a decrease of $3.1 million, or 23.9%, compared to the year ended December 31, 2022. Noninterest expense in 2023 increased $4.1 million, or 51.3%, as compared to 2022, primarily due to an increase of allocated expenses.

The following table presents changes in the wealth management combined AUA and AUM, disaggregated by product, for the periods presented.

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Dimension balance beginning of period	$1,897,760	$2,214,346	$1,754,647
Inflows (1)	551,102	1,263,252	881,980
Outflows (2)	(542,463)	(1,326,374)	(623,324)
Market impact (3)	200,439	(253,464)	201,043
Dimension balance end of period	$2,106,838	$1,897,760	$2,214,346
Yield (4)(6)	0.52%	0.48%	0.51%
Blue Print balance beginning of period	$635,667	$716,312	$569,936
Inflows (1)	129,170	143,355	162,537
Outflows (2)	(108,673)	(115,458)	(89,829)
Market impact (3)	97,599	(108,542)	73,668
Blue Print balance end of period	$753,763	$635,667	$716,312
Yield (4)(6)	1.01%	0.98%	0.97%
Trust balance beginning of period	$252,159	$279,584	$253,470
Inflows (1)	88,702	73,446	259,790
Outflows (2)	(85,831)	(84,668)	(244,642)
Market impact (3)	43,420	(16,203)	10,966
Trust balance end of period	$298,450	$252,159	$279,584
Yield (4)(6)	0.53%	0.70%	0.64%
Total Wealth Management balance beginning of period	$2,785,586	$3,210,242	$2,578,053
Inflows (1)	768,974	1,480,053	1,304,307
Outflows (2)	(736,967)	(1,526,500)	(957,795)
Market impact (3)	341,458	(378,209)	285,677
Total Wealth Management balance end of period (5)	$3,159,051	$2,785,586	$3,210,242
Yield (4)(6)	0.64%	0.61%	0.62%
(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth management noninterest income divided by simple average ending balances.
(5)	Total wealth management does not include brokerage assets of $859.8 million, $797.1 million, and $829.7 million for the years ended December 31, 2023 and 2022, and 2021, respectively.
(6)	Yield does not include brokerage revenue of $2.9 million, $2.6 million, and $3.1 million for the years ended December 31, 2023 and 2022, and 2021, respectively.

AUA and AUM for the wealth management segment was $3.2 billion, excluding $859.8 million of brokerage assets, at December 31, 2023, an increase of $0.4 million, or 13.4%, compared to the total at December 31, 2022. The increase was driven by a $0.3 million increase in market impact. Additionally, there was a $32 thousand increase as inflows outpaced outflows in 2023, driven by improved bond and equity markets.

Mortgage

The mortgage division offers first and second mortgage loans through the banking office locations.

Mortgage reported a net loss before taxes of $5.4 million for the year ended December 31, 2023, an increase of $2.9 million, or 117.2%, from the $2.5 million net loss reported for the year ended December 31, 2022. Mortgage noninterest income for 2023 of $8.4 million decreased $8.5 million, or 50.3%, from 2022. The decrease was primarily driven by a decrease in mortgage originations and a 32 basis point decrease in the gain on sale margin, partially offset by a $2.0 million increase in the change in fair value of the secondary market derivatives.

Financial Condition

Overview

Total assets were $3.9 billion at December 31, 2023, an increase of $128.1 million, or 3.4%, compared to $3.8 billion at December 31, 2022. The increase in total assets was primarily due to increases of $312.1 million in loans held for investment and $64.2 million in cash and cash equivalents, partially offset by a decrease of $253.0 million in investment securities.

Investment Securities

The following table presents the carrying amount of the Company’s investment securities portfolio at the dates indicated:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$1,120	0.1%	$3,520	0.3%
Mortgage backed securities
Residential agency	435,594	55.4%	587,679	56.6%
Commercial	1,353	0.2%	63,558	6.1%
Asset backed securities	25	—%	34	—%
Corporate bonds	48,644	6.2%	62,533	6.0%
Total available-for-sale investment securities	486,736	61.9%	717,324	69.0%
Held-to-maturity
Obligations of state and political agencies	129,603	16.5%	137,787	13.3%
Mortgage backed securities
Residential agency	170,125	21.6%	184,115	17.7%
Total held-to-maturity investment securities	299,728	38.1%	321,902	31.0%
Total investment securities	$786,464	100.0%	$1,039,226	100.0%

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. In 2021, the Company transferred its portfolio of obligations of state and political agencies from available-for-sale to held-to-maturity to protect capital and reduce volatility in other comprehensive income due to market value changes.

At December 31, 2023, total investment securities were $0.8 billion compared to $1.0 billion at December 31, 2022. Investment securities as a percentage of total assets were 20.1% and 27.5%, as of December 31, 2023 and December 31, 2022, respectively. The decrease in investment securities was primarily due to a strategic balance sheet repositioning in the fourth quarter, in which the Company sold $171.8 million of available-for-sale securities. Proceeds from the sale were reinvested into loans to new and existing clients in addition to paying down borrowings. Securities with a carrying value of $250.0 million were pledged at December 31, 2023, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value loss on the available-for-sale investment portfolio as of December 31, 2023 was $98.0 million, as compared to a $132.2 million loss as of December 31, 2022. The decrease is a result of improved markets and an overall reduction of the size of the investment portfolio.

The investment portfolio is composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations, or CMOs, Corporate bonds and Municipal bonds.

As of December 31, 2023 and December 31, 2022 the Company held 75 tax-exempt state and local municipal securities totaling $35.0 million and held 85 tax-exempt state and local municipal securities totaling $40.9 million, respectively. Other than the aforementioned investments, at December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company’s available-for-sale (“AFS”) debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with Accounting Standards Update (“ASU”) 2016-13. As of and for the years ended years ended December 31, 2023 and 2022, the Company did not record any allowances or write-down any of the AFS debt securities in an unrealized loss position. Refer to Note 1 (Significant Accounting Policies) of the consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for AFS investments as of and for the year ended December 31, 2023.

In accordance with ASU 2016-13, each reporting period the Company’s held-to-maturity (“HTM”) debt securities are assessed to determine if any allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2023, the Company recorded an allowance of $213 thousand and did not write-down any HTM debt securities. As of and for the year ended December 31, 2022, the Company did not record any allowances or write-down any HTM debt securities. Refer to Note 1 (Significant Accounting Policies) of the consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for HTM investments as of and for the year ended December 31, 2023.

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis, assuming a 21.00% income tax rate.

	Maturity as of December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$521	5.90%	$—	—%	$599	5.95%
Mortgage backed securities
Residential agency	23	2.61%	2,572	2.45%	4,810	2.89%	428,189	1.70%
Commercial	—	—%	—	—%	1,353	2.40%	—	—%
Asset backed securities	—	—%	—	—%	7	4.70%	18	5.09%
Corporate bonds	—	—%	—	—%	48,644	3.69%	—	—%
Total available-for-sale investment securities	23	2.61%	3,093	3.01%	54,814	3.59%	428,806	1.71%
Held-to-maturity
Obligations of state and political agencies	8,474	0.98%	44,557	1.35%	52,729	2.03%	11,230	2.20%
Mortgage backed securities
Residential agency	—	—%	—	—%	—	—%	141,627	2.21%
Total held-to-maturity investment securities	8,474	0.98%	44,557	1.35%	52,729	2.03%	152,857	2.21%
Total investment securities	$8,497	0.98%	$47,650	1.46%	$107,543	2.82%	$581,663	1.84%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, real estate construction, commercial real estate (“CRE”), residential real estate, and consumer financing loans.

Total loans outstanding were $2.8 billion as of December 31, 2023, an increase of $315.6 million, or 12.9%, from December 31, 2022. The increase in total loans was primarily due to organic loan growth due to the Company’s expanded commercial lending team. The increases in organic loan growth included increases of $245.2 million in CRE, $47.3 million in residential real estate first mortgages, $26.2 million in real estate construction, and $11.0 million in commercial and industrial loans, partially offset by a $21.3 million decrease in other revolving and installment loans.

The Company’s loan portfolio is highly diversified. As of December 31, 2023, approximately 21.7% of loans outstanding were commercial and industrial, while 45.3% of loans outstanding were CRE, and 31.9% of loans outstanding were residential real estate.

	December 31, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial: (1)
General business	$294,149	10.7%	$319,433	13.1%
Services	146,318	5.3%	108,817	4.5%
Retail trade	91,216	3.3%	87,525	3.6%
Manufacturing	66,638	2.4%	68,101	2.8%
Total commercial and industrial	598,321	21.7%	583,876	24.0%
Commercial real estate:
Owner occupied	271,619	9.8%	258,617	10.6%
Non-owner occupied
Multifamily	245,103	8.9%	175,708	7.2%
Office	124,684	4.5%	110,138	4.5%
Medical office or nursing facility	111,413	4.0%	42,687	1.7%
Industrial	104,241	3.8%	98,470	4.0%
Retail	96,578	3.5%	53,254	2.2%
Hotel	80,576	2.9%	15,666	0.6%
Other commercial real estate	51,866	1.9%	132,093	5.3%
Total non-owner occupied	814,461	29.5%	628,016	25.5%
Construction	124,034	4.5%	55,153	2.3%
Agricultural real estate	40,832	1.5%	37,694	1.5%
Total commercial real estate	1,250,946	45.3%	979,480	39.9%
Consumer
Residential real estate first mortgage	726,879	26.3%	679,551	27.8%
Residential real estate junior lien	154,134	5.6%	150,479	6.2%
Other revolving and installment	29,303	1.1%	50,608	2.1%
Total consumer	910,316	33.0%	880,638	36.1%
Total loans	$2,759,583	100.0%	$2,443,994	100.0%
(1)	Includes PPP loans of $387 thousand and $737 thousand as of December 31, 2023 and 2022, respectively.

Commercial loans represent loans for working capital, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry, and market. While commercial loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are monitored on a continuous basis through interim reporting, covenant testing and annual underwriting.

CRE loans consist of term loans secured by a mortgage lien on the real property and includes both owner occupied CRE loans as well as non-owner-occupied loans. Non-owner occupied CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family, industrial, office, retail and other specific use properties as well as CRE construction loans that are offered to builders and developers generally within our geographical footprint. The primary risk characteristics in the non-owner-occupied portfolio include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses. The Company requires collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements and equity investment in the project. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. Inherent lending risks are monitored on a continuous basis through quarterly monitoring and our annual underwriting process, incorporating an analysis of cash flow, collateral, market conditions and guarantor liquidity, if applicable. CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. CRE loan policies are reviewed no less than semi-annually by management and approved by the Bank’s Board of Directors to ensure they align with current market conditions and the Bank’s moderate risk appetite. Construction loans are monitored monthly and includes on-site inspections. Management reviews all construction loans quarterly to ensure projects are on time and within budget. CRE concentration limits have been established by product type and are monitored quarterly by the Bank’s Credit Governance Committee and Bank Board of Directors.

CRE loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company does not monitor the CRE portfolio for attributes such as loan to value ratios, occupancy rates, and net operating income as these characteristics are assessed and evaluated on an individual loan basis. Portfolio stress testing is completed based on property type and takes into consideration changes to net operating income and capitalization rates. The Company does not have exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with strong occupancy levels. As of December 31, 2023, at 202%, the Company’s applicable investor commercial real estate loans, as a percentage of its risk-based capital, remained below the regulatory guideline limit of 300%. Construction loans at 31% were also below the regulatory guideline limit of 100%.

The following table presents the geographical markets of the collateral related to the non-owner occupied commercial real estate loans for the periods presented:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$394,754	48.5%	$257,844	41.1%
North Dakota	214,884	26.4%	187,477	29.9%
Arizona	139,450	17.1%	143,483	22.8%
Missouri	15,969	2.0%	15,963	2.5%
Oregon	14,953	1.8%	—	—%
South Dakota	14,790	1.8%	4,438	0.7%
Other	19,661	2.4%	18,811	3.0%
Total non-owner occupied commercial real estate loans	$814,461	100.0%	$628,016	100.0%

The Bank does not currently monitor owner occupied CRE loans based on geographical markets as the primary source of repayment for these loans is predicated on the cash flow from the underlying operating entity. These loans are generally located within the Company’s geographical footprint.

Highly competitive conditions continue to prevail in the small and middle market commercial segments in which the Company primarily operates. The Company maintains a commitment to generating growth in the Company’s business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology, and business development resources to further strengthen its capabilities.

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second lien on the borrower’s residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

The Company originates both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of the Company’s fixed rate residential loans, along with some of the Company’s adjustable rate mortgages are sold to other financial institutions with which the Company has established a correspondent lending relationship.

The Company’s consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. Volume in this portion of the loan portfolio increased over the last few years due to low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets. As of December 31, 2023, the Company’s consumer mortgage portfolio was $881.0 million, which was a $51.0 million, or 9.4%, increase from $830.0 million as of December 31, 2022. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table shows the maturities and sensitivity to interest rates for the loan portfolio as of December 31, 2023:

	December 31, 2023
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$127,510	$279,282	$191,529	$—	$598,321
Real estate construction	9,694	101,803	10,346	2,191	124,034
Commercial real estate	84,702	563,573	413,383	65,254	1,126,912
Total commercial	221,906	944,658	615,258	67,445	1,849,267
Consumer
Residential real estate first mortgage	5,267	30,295	45,545	645,772	726,879
Residential real estate junior lien	7,746	22,153	33,039	91,196	154,134
Other revolving and installment	7,743	18,787	2,773	—	29,303
Total consumer	20,756	71,235	81,357	736,968	910,316
Total loans	$242,662	$1,015,893	$696,615	$804,413	$2,759,583
Loans with fixed interest rates:
Commercial
Commercial and industrial	$17,025	$218,174	$74,354	$—	$309,553
Real estate construction	954	27,315	8,666	—	36,935
Commercial real estate	65,203	386,005	276,182	22,547	749,937
Total commercial	83,182	631,494	359,202	22,547	1,096,425
Consumer
Residential real estate first mortgage	3,360	26,826	37,996	417,414	485,596
Residential real estate junior lien	1,454	6,650	22,367	14,430	44,901
Other revolving and installment	1,729	15,249	2,773	—	19,751
Total consumer	6,543	48,725	63,136	431,844	550,248
Total loans with fixed interest rates	$89,725	$680,219	$422,338	$454,391	$1,646,673
Loans with floating interest rates:
Commercial
Commercial and industrial	$110,485	$61,108	$117,175	$—	$288,768
Real estate construction	8,740	74,488	1,680	2,191	87,099
Commercial real estate	19,499	177,568	137,201	42,707	376,975
Total commercial	138,724	313,164	256,056	44,898	752,842
Consumer
Residential real estate first mortgage	1,907	3,469	7,549	228,358	241,283
Residential real estate junior lien	6,292	15,503	10,672	76,766	109,233
Other revolving and installment	6,014	3,538	—	—	9,552
Total consumer	14,213	22,510	18,221	305,124	360,068
Total loans with floating interest rates	$152,937	$335,674	$274,277	$350,022	$1,112,910

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

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See Note 6 (Loans and Allowance for Credit Losses) to the consolidated financial statements included in Item 8 of this Form 10-K for a definition of each of the risk ratings.

The table below represents criticized loans outstanding by loan portfolio segment as of December 31, 2023, 2022, and 2021:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$29,840	$25,182
Real estate construction	20,667	262
Commercial real estate	9,170	8,400
Total commercial	59,677	33,844
Consumer
Residential real estate first mortgage	105	808
Residential real estate junior lien	1,781	632
Other revolving and installment	—	1
Total consumer	1,886	1,441
Total loans	$61,563	$35,285
Criticized loans as a percent of total loans	2.23%	1.44%

Criticized loans represented 2.23% and 1.44% of total loans as of December 31, 2023 and 2022, respectively. The increase in criticized loans was primarily due to one $20.6 million multi-family construction loan that became criticized in the third quarter of 2023.

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$8,596	$3,794
Accruing loans 90+ days past due	139	—
Total nonperforming loans	8,735	3,794
OREO and repossessed assets	32	30
Total nonperforming assets	8,767	3,824
Total restructured accruing loans	—	151
Total nonperforming assets and restructured accruing loans	$8,767	$3,975
Nonperforming loans to total loans	0.32%	0.16%
Nonperforming assets to total assets	0.22%	0.10%
Allowance for credit losses on loans to nonperforming loans	410%	821%

The allowance for credit losses to nonperforming loans ratio decreased 411 basis points from December 31, 2022. The decrease was primarily the result of a modest increase in nonperforming loans for the year ended December 31, 2023. The increase in nonperforming loans was primarily due to one $6.1 million loan being added to nonperforming loans for the year ended December 31, 2023.

Interest income lost on nonaccrual loans approximated $467 thousand, $155 thousand, and $183 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2023, 2022 and 2021.

Allowance for Credit Losses

The allowance for credit losses, or ACL, on loans is maintained at a level management believes is sufficient to absorb expected losses in the loan portfolio over the remaining estimated life of loans in the portfolio. Under CECL accounting standard the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.

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

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The expense for provision for unfunded commitments was $2.2 million, $1.1 million, and $0.2 million for the years ended years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents, by loan type, the changes in the allowance for credit losses, after the opening adjustment related to the adoption of CECL in 2023, for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Balance—beginning of period (1)	$35,003	$31,572	$34,246
Commercial loan charge-offs
Commercial and Industrial	(436)	(1,396)	(1,230)
Real estate construction	—	—	—
Commercial real estate	—	—	(536)
Total commercial loan charge-offs	(436)	(1,396)	(1,766)
Consumer loan charge-offs
Residential real estate first mortgage	(49)	—	—
Residential real estate junior lien	(77)	—	—
Other revolving and installment	(51)	(153)	(156)
Total consumer loan charge-offs	(177)	(153)	(156)
Total loan charge-offs	(613)	(1,549)	(1,922)
Commercial loan recoveries
Commercial and Industrial	1,159	461	1,660
Real estate construction	—	76	—
Commercial real estate	45	134	822
Total commercial recoveries	1,204	671	2,482
Consumer loan recoveries
Residential real estate first mortgage	330	—	—
Residential real estate junior lien	52	282	123
Other revolving and installment	92	170	143
Total consumer loan recoveries	474	452	266
Total loan recoveries	1,678	1,123	2,748
Net loan charge-offs (recoveries)	(1,065)	426	(826)
Commercial loan provision
Commercial and Industrial	645	950	(1,759)
Real estate construction	2,125	551	120
Commercial real estate	(778)	(151)	(2,082)
Total commercial loan provision	1,992	1,350	(3,721)
Consumer loan provision
Residential real estate first mortgage	(1,829)	(1,017)	700
Residential real estate junior lien	(115)	(344)	(215)
Other revolving and installment	(273)	11	(264)
Total consumer loan provision	(2,217)	(1,350)	221
Unallocated provision expense	—	—	—
Total provision for credit losses on loans	(225)	—	(3,500)
Balance—end of period	$35,843	$31,146	$31,572
Total loans	$2,759,583	$2,443,994	$1,758,020
Average total loans	2,535,073	2,059,435	1,858,686
Allowance for credit losses on loans to total loans	1.30%	1.27%	1.80%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.04)%	0.02%	(0.04)%
(1)	Includes a $3.9 million opening adjustment to the beginning balance as of December 31, 2023.

The ACL on loans was $35.8 million at December 31, 2023, compared to $31.1 million at December 31, 2022. The $4.7 million increase in the allowance for credit losses was primarily due to the adoption of CECL, which resulted in an additional allowance of $3.9 million in the ACL on loans. The ratio of nonperforming loans to total loans at December 31, 2023 was 0.32%, compared to 0.16% at December 31, 2022.

The following table summarized the activity of the allowance for credit losses on loans, after the opening adjustment related to the adoption of CECL in 2023, for the periods indicated:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Balance—beginning of period (1)	$35,003	$31,572	$34,246
Net charge-offs (recoveries):
Commercial net charge-offs (recoveries)
Commercial and Industrial	(723)	935	(430)
Real estate construction	—	(76)	—
Commercial real estate	(45)	(134)	(286)
Total commercial net charge-offs (recoveries)	(768)	725	(716)
Consumer net charge-offs (recoveries)
Residential real estate first mortgage	(281)	—	—
Residential real estate junior lien	25	(282)	(123)
Other revolving and installment	(41)	(17)	13
Total consumer net charge-offs (recoveries)	(297)	(299)	(110)
Total net charge-offs (recoveries)	(1,065)	426	(826)
Provision for credit losses on loans	(225)	—	(3,500)
Balance—end of period	$35,843	$31,146	$31,572

Net charge-offs (recoveries) to average loans
Commercial net charge-offs (recoveries) to average loans
Commercial and Industrial	(0.03)%	0.05%	(0.02)%
Real estate construction	—%	—%	—%
Commercial real estate	—%	(0.01)%	(0.02)%
Total commercial net charge-offs (recoveries) to average loans	(0.03)%	0.04%	(0.04)%
Consumer net charge-offs (recoveries) to average loans
Residential real estate first mortgage	(0.01)%	—%	—%
Residential real estate junior lien	—%	(0.01)%	(0.01)%
Other revolving and installment	—%	—%	—%
Total consumer net charge-offs (recoveries) to average loans	(0.01)%	(0.01)%	(0.01)%
Total net charge-offs (recoveries) to average loans	(0.04)%	0.02%	(0.04)%

Allowance for credit losses on loans to total loans	1.30%	1.27%	1.80%
Allowance for credit losses on loans to nonaccrual loans	417%	821%	1,521%
Allowance for credit losses on loans to nonperforming loans	410%	821%	1,437%
(1)	Includes a $3.9 million opening adjustment to the beginning balance as of December 31, 2023.

The following table presents the allocation of the allowance for credit losses as of the dates presented.

	December 31, 2023		December 31, 2022
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,894	21.7%	$9,233	23.9%
Real estate construction	6,111	4.5%	1,437	4.0%
Commercial real estate	11,897	40.8%	12,761	36.0%
Residential real estate first mortgage	6,578	26.3%	5,857	27.8%
Residential real estate junior lien	1,151	5.6%	1,318	6.2%
Other revolving and installment	212	1.1%	540	2.1%
Total loans	$35,843	100.0%	$31,146	100.0%

The increase in the allocation of the ACL on loans was primarily driven by the adoption of CECL and strong organic loan growth.

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

Total deposits were $3.1 billion as of December 31, 2023, an increase of $180.1 million, or 6.2%, from December 31, 2022. Interest-bearing deposits increased $313.0 million while noninterest-bearing deposits decreased $132.9 million. The increase in interest-bearing deposits consisted primarily of increases of $134.4 million in interest-bearing demand deposits and $199.2 million in time deposits. Noninterest-bearing deposits decreased primarily due to heightened deposit competition, the impact of rising short-term interest rates on indexed money market deposits, and clients moving deposits out of noninterest bearing products into interest-bearing products.

Interest-bearing deposit costs were 2.44% and 0.45% for the years ended December 31, 2023 and 2022, respectively. The increase in interest-bearing deposit costs were the result of a rising interest rate environment and a highly competitive deposit environment.

The Company competes for local deposits by offering products with competitive rates and rely on the deposit portfolio to fund loans and other asset growth. Management understands the importance of core deposits as a stable source of funding and may periodically implement various deposit promotion strategies to encourage core deposit growth. For periods of rising interest rates, management has modeled the aggregate yields for non-maturity deposits and time deposits to increase at a slower pace than the increase in underlying market rates. The mix of average deposits has been changing throughout the last several years. The weightings of core funds (noninterest checking, interest checking, savings, and money market accounts) and time deposits’ have increased. The Company is focused on expanding core account relationships and customers’ preference for unrestricted accounts in the low interest rate environment. The weighting of time deposits increased as clients are looking for higher yielding alternative investments with increased short-term rates.

The following table presents the average balances and rates of the Company’s deposit portfolio by category for the periods indicated.

	Year ended		Year ended		Year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$737,365	—%	$851,821	—%	$784,998	—%
Interest-bearing demand	768,238	1.29%	692,287	0.22%	697,276	0.14%
Money market and savings	1,118,815	2.92%	1,113,426	0.55%	1,023,677	0.15%
Time deposits	303,746	3.58%	221,997	0.70%	215,624	0.54%
Total deposits	$2,928,164	1.82%	$2,879,531	0.32%	$2,721,575	0.13%

The following table presents the contractual maturity of time deposits, including certificate of deposits and IRA deposits of $250 thousand and over, that were outstanding as of the date presented.

December 31,
(dollars in thousands)	2023
Maturing in:
3 months or less	$48,049
3 months to 6 months	48,010
6 months to 1 year	22,846
1 year or greater	2,925
Total	$121,830

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.1 billion and $1.8 billion at December 31, 2023 and 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings and Subordinated Debt

The Company utilizes both short term and long term borrowings as part of its asset/liability management and funding strategies. Short term borrowings consist of FHLB advances and federal funds purchased. The Company had $314.2 million and $378.1 million in short term borrowings outstanding at December 31, 2023 and 2022, respectively.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $1.0 billion and $909.8 million at December 31, 2023 and 2022, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. At December 31, 2023, the Company had $50.0 million of one outstanding 3.50% Fixed Rate Subordinated Note due 2031, or the Subordinated Note. The Subordinated Note currently bears interest at a fixed rate of 3.50% per year, payable annually through March 31, 2026. At the fifth anniversary of the issuance date of the Subordinated Note, on March 30, 2026, the interest rate will reset to a fixed interest rate equal to the FHLB rate, plus 2.0%, with a minimum annual fixed rate of not less than 3.5%. The Subordinated Note matures on March 30, 2031, and the Company has the option to redeem or prepay any or all of the Subordinated Note without premium or penalty any time after March 31, 2026, or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $9.0 million as of December 31, 2023, compared to $8.8 million as of December 31, 2022. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition in 2016. See Note 14 (Long-Term Debt) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Selected financial information pertaining to the components of the Company’s borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
		Percent of		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$114,170	30.6%	$153,080	35.0%	$—	—%
FHLB Short-term advances	200,000	53.6%	225,000	51.6%	—	—%
Subordinated notes	50,000	13.4%	50,000	11.4%	50,000	84.9%
Junior subordinated debentures	8,956	2.4%	8,843	2.0%	8,730	14.8%
Finance lease liability	—	—%	—	—	203	0.3%
Total borrowed funds	$373,126	100.0%	$436,923	100.0%	$58,933	100.0%

Capital Resources

The following table summarizes the changes in the Company’s stockholders’ equity for the periods indicated.

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Beginning balance	$356,872	$359,403	$330,163
Cumulative effect of change in accounting principles, net of tax	(4,452)	—	—
Net income	11,696	40,005	52,681
Other comprehensive income (loss)	24,986	(94,386)	(14,893)
Common stock repurchased	(6,638)	(738)	(712)
Common stock issued	—	63,830	—
Common stock dividends	(14,965)	(13,146)	(10,931)
Stock‑based compensation expense	1,628	1,904	3,095
Ending balance	$369,127	$356,872	$359,403

Total stockholders’ equity was $369.1 million at December 31, 2023, an increase of $12.3 million, or 3.4%, compared to $356.9 million at December 31, 2022. The increase was primarily due to a $119.4 million increase in other comprehensive income (loss). The increase in other comprehensive income (loss) was due in part to the sale of AFS securities as part of the previously reported balance sheet repositioning in the fourth quarter, as well as improved market conditions, which resulted in a higher fair value of the Company’s available-for-sale investment securities. This increase was partially offset by a $28.3 million decrease in net income and a $4.5 million decrease to opening stockholders’ equity related to the adoption of the CECL accounting standard.

The Company strives to maintain an adequate capital base to support its activities in a safe and sound manner while at the same time attempting to maximize stockholder value. Capital adequacy is assessed against the risk inherent in the Company’s balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

The Company is subject to various regulatory capital requirements both at the Company and at the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. The Company has consistently maintained regulatory capital ratios at or above the well capitalized standards.

At December 31, 2023, 2022, and 2021, the Company met all capital adequacy requirements to which the Company was subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures.

	December 31,	December 31,
Capital Ratios	2023	2022
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	11.82%	13.39%
Tier 1 capital to risk weighted assets	12.10%	13.69%
Total capital to risk weighted assets	14.76%	16.48%
Tier 1 capital to average assets	10.57%	11.25%
Tangible common equity to tangible assets (1)	7.94%	7.74%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.40%	12.76%
Tier 1 capital to risk weighted assets	11.40%	12.76%
Total capital to risk weighted assets	12.51%	13.83%
Tier 1 capital to average assets	9.92%	10.48%
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Contractual Obligations and Off-Balance Sheet Arrangements

Off Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions to meet the financing needs of clients, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Most of these commitments are expected to expire without being drawn upon. All off-balance sheet commitments are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. The Company decreased its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures. The Company assesses the credit risk associated with certain commitments to extend credit and establishes a liability for probable credit losses.

Further information related to financial instruments can be found in Note 15 (Commitments and Contingencies) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Liquidity

Liquidity management is the process by which the Company manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the Company’s operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s asset and liability committee, or ALCO, a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is ALCO’s responsibility to ensure the Company has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

At December 31, 2023, the Company had on balance sheet liquidity of $668.2 million, compared to $778.9 million at December 31, 2022 and $1.1 billion at December 31, 2021. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short and long term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2023, the Company had $1.0 billion of collateral pledged to the FHLB. Based on this collateral the Company is eligible to borrow up to $1.0 billion and had $706.6 million available capacity as of December 31, 2023. In addition, the Company can borrow up to $107.0 million through unsecured lines of credit the Company has established with four other banks.

In addition, because the Bank is “well capitalized,” it can accept brokered deposits up to 20.0% of total assets based on current policy limits. Management believed that the Company had adequate resources to fund all of its commitments as of December 31, 2023 and December 31, 2022.

The Company’s primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2023, the Company had $129.9 million of cash and cash equivalents of which $91.2 million were interest-bearing deposits held at the Federal Reserve, FHLB and other correspondent banks.

Though remote, the possibility of a funding crisis exists at all financial institutions. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s Board of Directors and the ALCO. The plan addresses the actions that the Company would take in response to both a short-term and long-term funding crisis.

A short term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short term funding operations. Such a crisis would likely be temporary in nature and would not involve a change in credit ratings. A long term funding crisis would most likely be the result of both external and internal factors and would most likely result in drastic credit deterioration. Management believes that both potential circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

Recent Developments

Stockholder Dividend

On February 27, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per common share. This dividend is payable on April 12, 2024, to stockholders of record on March 15, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The Company’s Asset and Liability Committee, or ALCO, oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s Board of Directors approves policy limits with respect to interest rate risk.

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

The interest rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short term and long term interest rate risk exposure.

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

The estimated impact on the Company’s net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2023 and December 31, 2022, are presented in the table below.

	December 31, 2023		December 31, 2022
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.0%	2.4%	−25.1%	−8.2%
+300 basis points	0.5%	1.4%	−18.9%	−6.4%
+200 basis points	0.3%	0.9%	−12.7%	−4.4%
+100 basis points	0.4%	0.9%	−6.2%	−1.8%
−100 basis points	−1.0%	−1.7%	5.2%	0.5%
−200 basis points	−2.3%	−4.1%	7.9%	−1.7%

The above interest rate simulation suggests that the Company’s balance sheet is slightly asset sensitive, in the short-term, as of December 31, 2023, demonstrating that an increase in interest rates would have a marginal positive impact on net interest income over the next 12 and 24 months. The balance sheet has shifted from being liability sensitive as of December 31, 2022. This change is attributable to both the derivatives strategies put in place throughout 2023 that will begin to mature in 2024 as well as deposit growth and the balance sheet repositioning that consisted of selling fixed rate securities and redeploying the funds into both fixed and floating-rate loans.

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

Management uses economic value of equity sensitivity analysis to understand the impact of interest rate changes on long term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

The table below presents the change in the economic value of equity as of December 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates.

	December 31,	December 31,
	2023	2022
+400 basis points	−15.5%	−19.5%
+300 basis points	−12.6%	−15.3%
+200 basis points	−7.7%	−10.4%
+100 basis points	−3.1%	−4.9%
−100 basis points	1.6%	4.0%
−200 basis points	2.0%	5.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alerus Financial Corporation and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statement of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Des Moines, Iowa

March 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alerus Financial Corporation and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2014 through 2022.

Minneapolis, Minnesota

March 10, 2023

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2023	2022
Assets
Cash and cash equivalents	$129,893	$58,242
Investment securities
Available-for-sale, at fair value (amortized cost of $584,754 and $849,567, respectively)	486,736	717,324
Held-to-maturity, at amortized cost (fair value of $258,617 and $270,912, respectively, with an allowance for credit losses on investments of $213 and $0, respectively)	299,515	321,902
Loans held for sale	11,497	9,488
Loans	2,759,583	2,443,994
Allowance for credit losses on loans	(35,843)	(31,146)
Net loans	2,723,740	2,412,848
Land, premises and equipment, net	17,940	17,288
Operating lease right-of-use assets	5,436	5,419
Accrued interest receivable	15,700	12,869
Bank-owned life insurance	33,236	33,991
Goodwill	46,783	47,087
Other intangible assets, net	17,158	22,455
Servicing rights	2,052	2,643
Deferred income taxes, net	34,595	42,369
Other assets	83,432	75,712
Total assets	$3,907,713	$3,779,637
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$728,082	$860,987
Interest-bearing	2,367,529	2,054,497
Total deposits	3,095,611	2,915,484
Short-term borrowings	314,170	378,080
Long-term debt	58,956	58,843
Operating lease liabilities	5,751	5,902
Accrued expenses and other liabilities	64,098	64,456
Total liabilities	3,538,586	3,422,765
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,734,077 and 19,991,681 issued and outstanding	19,734	19,992
Additional paid-in capital	150,343	155,095
Retained earnings	272,705	280,426
Accumulated other comprehensive income (loss)	(73,655)	(98,641)
Total stockholders’ equity	369,127	356,872
Total liabilities and stockholders’ equity	$3,907,713	$3,779,637

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2023	2022	2021
Interest Income
Loans, including fees	$136,918	$89,907	$78,133
Investment securities
Taxable	24,262	23,260	13,001
Exempt from federal income taxes	740	848	925
Other	2,963	1,562	598
Total interest income	164,883	115,577	92,657
Interest Expense
Deposits	53,387	9,169	3,661
Short-term borrowings	20,976	4,339	—
Long-term debt	2,681	2,340	1,897
Total interest expense	77,044	15,848	5,558
Net interest income	87,839	99,729	87,099
Provision for credit losses	2,057	—	(3,500)
Net interest income after provision for credit losses	85,782	99,729	90,599
Noninterest Income
Retirement and benefit services	65,294	67,135	71,709
Wealth management	21,855	20,870	21,052
Mortgage banking	8,411	16,921	48,502
Service charges on deposit accounts	1,280	1,434	1,395
Net gains (losses) on investment securities	(24,643)	—	125
Other	8,032	4,863	4,604
Total noninterest income	80,229	111,223	147,387
Noninterest Expense
Compensation	76,290	80,656	93,386
Employee taxes and benefits	20,051	21,915	22,033
Occupancy and equipment expense	7,477	7,605	8,148
Business services, software and technology expense	21,053	19,487	20,486
Intangible amortization expense	5,296	4,754	4,380
Professional fees and assessments	6,743	8,367	6,292
Marketing and business development	3,027	3,254	3,182
Supplies and postage	1,796	2,440	2,361
Travel	1,189	1,182	442
Mortgage and lending expenses	1,902	2,183	4,250
Other	5,333	6,927	3,949
Total noninterest expense	150,157	158,770	168,909
Income before income taxes	15,854	52,182	69,077
Income tax expense	4,158	12,177	16,396
Net income	$11,696	$40,005	$52,681
Per Common Share Data
Basic earnings per common share	$0.59	$2.12	$3.02

Diluted earnings per common share	$0.58	$2.10	$2.97
Dividends declared per common share	$0.75	$0.70	$0.63
Average common shares outstanding	19,922	18,640	17,189
Diluted average common shares outstanding	20,143	18,884	17,486

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Net Income	$11,696	$40,005	$52,681
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	33,897	(126,016)	(19,759)
Net change in unrealized gain (losses) on cash flow hedging derivatives	(297)	—	—
Net change in unrealized gain (losses) on other derivatives	(241)	—	(125)
Total other comprehensive income (loss), before tax	33,359	(126,016)	(19,884)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8,373	(31,630)	(4,991)
Other comprehensive income (loss), net of tax	24,986	(94,386)	(14,893)
Total comprehensive income (loss)	$36,682	$(54,381)	$37,788

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2023
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2020	$17,125	$90,237	$212,163	$10,638	$330,163
Net income	—	—	52,681	—	52,681
Other comprehensive income (loss)	—	—	—	(14,893)	(14,893)
Common stock repurchased	(18)	(348)	(346)	—	(712)
Common stock dividends	—	—	(10,931)	—	(10,931)
Share‑based compensation expense	9	3,086	—	—	3,095
Vesting of restricted stock	97	(97)	—	—	—
Balance as of December 31, 2021	17,213	$92,878	253,567	$(4,255)	359,403
Net income	—	—	40,005	—	40,005
Other comprehensive income (loss)	—	—	—	(94,386)	(94,386)
Common stock repurchased	(26)	(712)	—	—	(738)
Common stock dividends	—	—	(13,146)	—	(13,146)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	10	1,894	—	—	1,904
Vesting of restricted stock	114	(114)	—	—	—
Balance as of December 31, 2022	19,992	155,095	280,426	(98,641)	356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	11,696	—	11,696
Other comprehensive income (loss)	—	—	—	24,986	24,986
Common stock repurchased	(375)	(6,263)	—	—	(6,638)
Common stock dividends	—	—	(14,965)	—	(14,965)
Share‑based compensation expense	18	1,610	—	—	1,628
Vesting of restricted stock	99	(99)	—	—	—
Balance as of December 31, 2023	$19,734	$150,343	$272,705	$(73,655)	$369,127

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Operating Activities
Net income	$11,696	$40,005	$52,681
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	893	913	2,786
Provision for credit losses	2,057	—	(3,500)
Depreciation and amortization	8,525	8,467	8,868
Amortization and accretion of premiums/discounts on investment securities	2,047	3,387	3,744
Amortization of operating lease right-of-use assets	(15)	(229)	(58)
Share‑based compensation expense	1,628	1,904	3,095
Originations on loans held for sale	(296,831)	(604,763)	(1,592,108)
Proceeds on loans held for sale	302,252	653,302	1,716,053
(Increase) in value of bank-owned life insurance	(877)	(835)	(793)
Realized loss (gain) on derivative instruments	365	2,006	8,459
Realized loss (gain) on loans sold	(7,323)	(11,616)	(48,038)
Realized loss (gain) on sale of foreclosed assets	(17)	71	(275)
Realized loss (gain) on sale of investment securities	24,643	—	(125)
Realized loss (gain) on BOLI mortality	(1,196)	—	—
Realized loss (gain) on servicing rights	(3)	(702)	(638)
Realized loss (gain) on sale of ESOP trustee line of business	(2,775)	—	—
Net change in:
Accrued interest receivable	(2,831)	(3,241)	1,125
Other assets	(5,528)	5,324	(7,309)
Accrued expenses and other liabilities	(7,728)	8,973	5,865
Net cash provided (used) by operating activities	28,982	102,966	149,832
Investing Activities
Proceeds from sales or calls of investment securities available-for-sale	171,758	—	13,189
Proceeds from maturities of investment securities available-for-sale	67,346	105,633	125,581
Purchases of investment securities available-for-sale	—	(95,600)	(571,595)
Proceeds from calls of investment securities held-to-maturity	242	963	1,772
Proceeds from maturities and paydowns of investment securities held-to-maturity	20,623	27,429	12,545
Purchases of investment securities held-to-maturity	—	—	(218,363)
Net (increase) decrease in loans	(314,718)	(416,150)	221,006
Net (increase) decrease in FHLB stock	2,796	(15,556)	(716)
Net cash received (paid) for business combinations	—	101,511	—
Proceeds from BOLI mortality claim	2,828	—	—
Purchases of premises and equipment	(3,173)	(1,789)	(1,706)
Proceeds from sales of foreclosed assets	210	937	629
Net cash provided (used) by investing activities	(52,088)	(292,622)	(417,658)
Financing Activities
Net increase (decrease) in deposits	180,127	(358,752)	348,558
Net increase (decrease) in short-term borrowings	(63,910)	378,080	—
Repayments of long-term debt	—	(203)	(49,920)
Proceeds from the issuance of subordinated debt	—	—	50,000
Cash dividends paid on common stock	(14,822)	(12,800)	(10,751)
Repurchase of common stock	(6,638)	(738)	(712)
Net cash provided (used) by financing activities	94,757	5,587	337,175
Net change in cash and cash equivalents	71,651	(184,069)	69,349
Cash and cash equivalents at beginning of period	58,242	242,311	172,962
Cash and cash equivalents at end of period	$129,893	$58,242	$242,311

See Accompanying Notes to Consolidated Financial Statements

	Year ended
	December 31,
	2023	2022	2021
Supplemental Cash Flow Disclosures
Interest paid	$72,644	$15,095	$4,538
Income taxes paid	10,840	12,531	13,124
Cash dividends declared, not paid	3,757	3,615	2,776
Cash and cash equivalents acquired	—	101,696	—
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(195)	153	1,176
Investment securities transferred to held-to-maturity	—	—	149,191
Right-of-use assets obtained in exchange for new operating lease liabilities, net	1,868	4,266	267
Change in fair value hedges presented within residential real estate loans and other liabilities	(166)	—	—
Acquisitions
Noncash assets acquired	—	297,745	—
Liabilities assumed	—	(354,358)	—
Issuance of common stock for the acquisition of Metro Phoenix Bank	—	(64,019)	—
Net noncash acquired	—	(120,632)	—

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

Reclassifications

Certain reclassifications have been made to prior year amounts, without impact to net income or total stockholders’ equity, to conform to the current year’s presentation.

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At December 31, 2023 and 2022 respectively, 21.7% and 23.9% of the Company’s loan portfolio consisted of commercial and industrial loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 (Loans and Allowance for credit losses) discusses the Company’s loan portfolio.

The Company invests in a variety of investment securities and does not have any significant concentrations in any one industry or to any one issuer. Note 5 (Investment Securities) discusses the Company’s investment securities portfolio.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and due from banks includes cash and cash equivalents, balances due from banks, and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans, FHLB stock, deposits, and short-term borrowings are reported net.

Interest-bearing deposits in banks are carried at cost.

Investment Securities

Debt securities are classified as available for sale, or AFS, and are carried at estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains (losses) on AFS debt securities are included in net gains (losses) on investment securities in other comprehensive income. Gains (losses) on sales of investment securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

For AFS debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in fair value below the amortized cost basis, or impairment, is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses, or ACL, related to AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings as an expense (credit) within the provision for credit losses on the consolidated statements of income. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale investment security or is required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. Accrued interest receivable is excluded from the estimate of credit losses.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, macroeconomic trends of the industry specific to the security, and any other adverse conditions specifically related to the security, among other factors.

As of December 31, 2023 and 2022, there was no ACL carried on the Company’s AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2023, 2022 and 2021. Refer to Note 5 (Investment Securities) for further discussion.

Certain debt securities that the Company has an intent to hold to maturity are classified as held-to-maturity, or HTM, and recorded at amortized cost. Interest earned on HTM debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from AFS to HTM are made at fair value at the date of transfer. Unrealized holding gains and losses at the date of transfer are included in other comprehensive income and in the carrying value of HTM security and are amortized over the remaining life of the security.

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The Company evaluates HTM debt securities by credit rating and an external study, updated quarterly, that includes historical information such as probability of default and loss going back several years. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses.

A change in the ACL related to HTM debt securities is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income.

As of December 31, 2023, there was $213 thousand of ACL carried on the Company’s HTM debt securities. As of December 31, 2022, there was no allowance carried on the Company’s HTM debt securities. For the years ended December 31, 2023, 2022 and 2021, there were no permanent write-offs. Refer to Note 5 (Investment Securities) for further discussion.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains (losses) on loan sales are recorded in mortgage banking revenue on the consolidated statements of income.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses. Loans that management has the intent and ability to hold for the foreseeable future, until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, and the allowance for credit losses. Loan fees received that are associated with originating or acquiring certain loans are deferred, net of costs, and amortized over the life of the loan as a yield adjustment to interest income.

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

ACL on Loans

Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, effective January 1, 2023, the Company began using a modified-prospective approach. Upon adoption, the Company recorded a cumulative-effective adjustment of $4.5 million reducing retained earnings, with a corresponding adjustment of $172 thousand increasing the ACL on HTM debt securities, $3.9 million increasing the ACL on loans, and $1.9 million increasing other liabilities for the ACL on off-balance sheet credit exposures.

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

The ACL on loans is increased by charges to provision for credit losses and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period. The ACL on loans is presented on the consolidated statements of condition.

Loans past due 30 days or more are considered delinquent. In general, secured loans that are delinquent for 90 consecutive days are placed on non-accrual status and may be subject to individual loss assessment in accordance with established internal policy. In general, unsecured loans that are delinquent for 90 consecutive days have a provision taken for the full amount of the loan.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During the years ended December 31, 2023 and 2022, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions is derived using a combination of external data and internal historical default and loss experience.

As of December 31, 2023, the primary macroeconomic drivers used within the discounted cash flow model included forecasts of National Unemployment, changes in National GDP, and changes in the National Housing Price Index. These macroeconomic drivers may change from time to time as a result of management’s assessment of continued suitability of each factor.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the Federal Open Market Committee forecast and other publicly available forecasts from well recognized, leading economists or firms. External baseline forecasts are supplemented an assessment of the likelihood of standard alternative scenarios occurring over the forecast period. The Company’s reasonable and supportable forecast period generally ranges from one to two years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to two years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of December 31, 2023.

The ACL on loans is calculated over a loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For revolving loans, the contractual life is based on either the estimated maturity date or a default date. For revolving loans with no stated maturity date, the contractual life is calculated based on the annual attrition rate for the pool. The contractual term does not include expected extension, renewals or modifications.

The Company's loan portfolio is segmented into 11 homogenous pools as follows based on the various risk profiles of the Company's loans:

●	Commercial & Industrial
●	CRE – Construction, Land & Development
●	CRE – Multifamily
●	CRE – Non-Owner Occupied
●	CRE – Owner Occupied
●	Agricultural
●	Residential – 1st Lien
●	Residential – Construction
●	Residential – HELOC
●	Residential – Jr Lien
●	Consumer
●	Paycheck Protection Program

In calculating the ACL on loans, the contractual life of a loan must be adjusted for prepayments to arrive at expected cash flows. The Company models term loans using an annualized prepayment. When the Company has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The ACL on loans evaluation may also consider various qualitative factors, such as: actual or expected changes in economic trends and conditions, changes in the value of underlying collateral for loans, changes to lending policies, underwriting standards and/or management personnel performing such functions, delinquency and other credit quality trends, credit risk concentrations, if any, changes to the nature of the Company's business impacting the loan portfolio, and other external factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

Certain loans are individually evaluated for estimated credit losses, including those that are classified as substandard or doubtful and are on non-accrual or that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

ACL on Off Balance Sheet Credit Exposures

The ACL on off balance sheet credit exposures, excluding those that are unconditionally cancellable by the Company, estimates the expected losses on the unfunded commitments and standby letters of credit at each reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and standby letters of credit using the Company’s own historical experience to estimate the expected funded for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date.

The ACL on off balance sheet credit exposures is presented within accrued expenses and other liabilities on the consolidated balance sheet. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods.The ACL on off-balance sheet credit related financial instruments was $7.4 million and $3.2 million as of December 31, 2023 and 2022, respectively.

Accrued Interest Receivable

Accrued interest receivable, including receivables related to investments and loans, is excluded from the measurement of the ACL. Accrued interest receivable is written off by reversing previously recognized interest income. The Company has a robust policy in place to write off accrued interest when a loan is placed on non-accrual. For loans, a write-off typically occurs when a loan has been in default for 90 days or more.

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

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized, if lower.

Goodwill and Other Intangibles, Net

Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually. As part of its testing, the Company performs a quantitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company determines the estimated fair value of a reporting unit is less than its carrying amount using certain qualitative factors, the Company then compares the estimated fair value of the goodwill with its carrying amount, and then measures impairment loss by comparing the estimated fair value of goodwill with the carrying amount of that goodwill.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2023, the Company believes it did not have any indications of potential impairment based on the estimated fair value of the reporting units.

Intangible assets determined to have definite lives are amortized over the remaining useful lives. Intangible and other long-lived assets are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

Mortgage Banking

Residential real estate loans are originated for purposes of being held for investment and held for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when the asset has been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and the Company records the gain on sale of the financial asset within mortgage banking income on the consolidated statements of income.

Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights are initially recorded at estimated fair value based on assumptions provided by a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of estimated fair value adjustments to capitalized mortgage servicing rights. Capitalized servicing rights are amortized into mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying loans.

Servicing rights are accounted for at the lower of amortized cost or fair value. Servicing rights are evaluated for impairment based upon the estimated fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that estimated fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Impairment of Long Lived Assets

The Company tests long lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset.

In the event such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value of estimated fair value less estimated costs to sell.

Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend the lease terms. Upon commencement of a new lease, the Company will recognize a right-of-use, or ROU, asset and a corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or the Company’s incremental borrowings rate for borrowing terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components, such as common area maintenance charges, real estate taxes and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

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

Short-Term and Long-Term Borrowings

Short-term borrowings are those that, at time of origination, are scheduled to mature within one year. The Company’s short-term borrowings include, but are not limited to, FHLB overnight and FHLB advances, federal funds purchased, and line-of-credit advances.

Long-term borrowings are those that, at time of origination, are scheduled to mature in one or more years. The Company’s long-term borrowings include, but are not limited to, FHLB advances, subordinated notes payable, trust preferred securities, and junior subordinated debentures.

Short-term and long-term borrowings on the consolidated statements of income are presented net of unamortized issuance costs, if any, and amortized over the life of the borrowing.

The Company is required to post collateral for certain borrowings, for which it generally posts loans and/or investment securities as collateral.

Derivatives and Hedging Activities

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its clients.

Derivative instruments are reported in other assets or other liabilities at estimated fair value. The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. The Company will also enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Changes in the fair value of the derivatives not designated are recognized directly in earnings.

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

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not incur any interest or penalties in 2023, 2022, or 2021.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2020.

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains (losses) on debt securities, unrealized gains (losses) on cash flow hedging derivatives, reclassification adjustments for losses (gains) realized in income, and unrealized gains (losses) on other derivatives, are reported as a separate component of the equity section of the consolidated balance sheets. Such items, along with net income, are components of comprehensive income.

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

Earnings per Share

Earnings per share are calculated utilizing the two-class method. Earnings per share calculations include shares related to the Alerus Financial Corporation Employee Stock Ownership Plan. Basic earnings per share is calculated by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted-average number of shares adjusted for the dilutive effect of common stock awards.

NOTE 2 New Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of December 31, 2023.

Adopted Pronouncements

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The measurement of expected credit losses under the CECL accounting standard is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition, ASC 326 made changes to the accounting for AFS and HTM debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write-down.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, off-balance sheet credit exposures, and AFS and HTM debt securities. Results for reporting periods beginning after December 31, 2022, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, the Company recorded a cumulative-effect adjustment of $4.5 million reducing retained earnings, with a corresponding adjustment of $3.9 million increasing the ACL on loans, an adjustment of $172 thousand increasing the ACL on HTM debt securities, an adjustment of $1.9 million increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $1.5 million increasing deferred tax assets as of January 1, 2023.

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

The following table illustrates the impact of ASC 326:

	January 1, 2023
	As reported		Pre-tax impact of
(dollars in thousands)	under	Pre-ASC 326	ASC 326
Assets:	ASC 326	Adoption	Adoption
Investments
Held-to-maturity
Obligations of state and political agencies	$110	$—	$110
Mortgage backed securities
Residential agency	62	—	62
Total allowance for held-to-maturity investment securities	172	—	172
Loans
Commercial
Commercial and industrial	8,526	9,233	(707)
Real estate construction	3,986	1,437	2,549
Commercial real estate	12,630	12,761	(131)
Total commercial	25,142	23,431	1,711
Consumer
Residential real estate first mortgage	8,126	5,857	2,269
Residential real estate junior lien	1,291	1,318	(27)
Other revolving and installment	444	540	(96)
Total consumer	9,861	7,715	2,146
Total allowance for loans	35,003	31,146	3,857
Allowance for credit losses on loans and investments securities	$35,175	$31,146	$4,029
Liabilities:
Allowance for credit losses on unfunded commitments	$5,159	$3,244	$1,915

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. ASU 2022-01 updates guidance in Topic 815, to expand the scope of the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. Additionally, ASU 2022-01 clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, ASU 2022-01 clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-01 effective January 1, 2023, and entered into a fair value hedge agreement on February 10, 2023 and adopted the portfolio layer method of accounting for this transaction. This adoption had no impact on the Company’s consolidated financial statements as the Company did not have any hedged assets using the last-of-layer hedge accounting method.

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

Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that the London Interbank Offered Rate (“LIBOR”) reference or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, the FASB issued ASU 2021-01. Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for a portion of the Company’s available-for-sale securities, derivative contracts, subordinated notes payable, junior subordinated debentures, and approximately 5.3% of the Company’s loans, as of December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is also permitted.

NOTE 3 Business Combinations

On July 1, 2022, the Company acquired MPB BHC, Inc., the bank holding company for Metro Phoenix Bank located in Phoenix, Arizona, for a total purchase price of $64.0 million in a stock-for-stock transaction. The primary reasons for the acquisition were to expand the Company’s operations in the Phoenix MSA and grow the size of the Company’s business. As part of the transaction, $7.6 million was allocated to a customer deposit intangible and $15.1 million to goodwill, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s Banking segment. The purchase consisted of $270.4 million in loans and $353.7 million in deposits. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

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

The following table presents pro forma information for the years ended December 31, 2022 and 2021, as if the acquisition had occurred on January 1, 2022. This table has been prepared for comparative purposes only and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Pro forma results for the periods presented are:

	Pro Formas (unaudited)
	for the years ended December 31,
(dollars in thousands)	2022	2021
Net interest income after provision for credit losses	$107,172	$104,087
Noninterest income	112,755	151,499
Noninterest expense	166,476	178,337
Net income (after tax)	40,784	58,585
Basic earnings per common share	$2.17	$3.36
Diluted earnings per common share	$2.14	$3.30

The Company recorded acquisition related costs of $2.5 million for the year ended December 31, 2022. These costs were included in professional fees and assessments expenses in the Company’s consolidated statements of income.

As part of the acquisition of Metro Phoenix Bank, the Company acquired loans that displayed evidence of deterioration of credit quality since origination and the Company believed it to be probable that all contractually required payments would not be collected. The carrying amounts and contractually required payments of these loans, which are included in the loan balances in Note 6 (Loans and Allowance for Credit Losses) of the consolidated financial statements, as of December 31, 2022, were as follows:

December 31,
(dollars in thousands)	2022
Real estate construction	$175
Outstanding balance	175
Carrying amount	151
Allowance for credit losses on loans	—
Carrying amount, net of allowance for loan losses	$151

Accretable yield, or income expected to be collected, is shown in the table below:

For the year ended
December 31,
(dollars in thousands)	2022
Beginning balance	$177
New loans purchased	—
Accretion of income	—
Ending balance	$177

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. There was no amount of required reserve balances at December 31, 2023 and 2022. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $101.0 million and $28.0 million at December 31, 2023 and 2022, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of the AFS investment securities and HTM investment securities as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$1,119	$4	$(3)	$—	$1,120
Mortgage backed securities
Residential agency	524,140	1	(88,547)	—	435,594
Commercial	1,476	—	(123)	—	1,353
Asset backed securities	26	—	(1)	—	25
Corporate bonds	57,993	—	(9,349)	—	48,644
Total available-for-sale investment securities	584,754	5	(98,023)	—	486,736
Held-to-maturity
Obligations of state and political agencies	129,603	—	(12,613)	114	116,990
Mortgage backed securities
Residential agency	170,125	—	(28,498)	99	141,627
Total held-to-maturity investment securities	299,728	—	(41,111)	213	258,617
Total investment securities	$884,482	$5	$(139,134)	$213	$745,353

	December 31, 2022
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$3,518	$19	$(17)	N/A	$3,520
Mortgage backed securities
Residential agency	705,845	2	(118,168)	N/A	587,679
Commercial	70,669	—	(7,111)	N/A	63,558
Asset backed securities	34	—	—	N/A	34
Corporate bonds	69,501	—	(6,968)	N/A	62,533
Total available-for-sale investment securities	849,567	21	(132,264)	N/A	717,324
Held-to-maturity
Obligations of state and political agencies	137,787	—	(17,736)	N/A	120,051
Mortgage backed securities
Residential agency	184,115	—	(33,254)	N/A	150,861
Total held-to-maturity investment securities	321,902	—	(50,990)	N/A	270,912
Total investment securities	$1,171,469	$21	$(183,254)	N/A	$988,236

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2023 represent a credit loss impairment. As of December 31, 2023 and 2022, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions; however, all bonds had an investment grade rating as of December 31, 2023 and 2022. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss given default analysis an allowance for credit losses was established in the amount of $213 thousand as of December 31, 2023.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of December 31, 2023, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.5 million and $1.4 million, respectively. As of December 31, 2022, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.9 million and $1.5 million, respectively.

On April 1, 2021, the Company transferred its state and political agencies debt securities portfolio, with a fair value of $149.2 million and a net unrealized gain of $1.3 million, from AFS to HTM. At December 31, 2023 and 2022, the net unrealized gains on the transferred securities were $108 thousand and $272 thousand, net of a deferred tax of $55 thousand and $137 thousand, respectively.

Proceeds from the sale of AFS securities for the years ended December 31, 2023, 2022, and 2021 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Proceeds	$171,758	$—	$13,189
Realized gains	—	—	114
Realized losses	(24,643)	—	—

Proceeds from the call of HTM securities for the years ended December 31, 2023, 2022 and 2021 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Proceeds	$242	$963	$1,772
Realized gains	—	—	11
Realized losses	—	—	—

During the years ended December 31, 2023 and 2022, there were no sales of HTM securities. During the year ended December 31, 2021, the company sold one held-to-maturity security with an amortized cost of $330 thousand. Proceeds from the sale totaled $348 thousand, resulting in realized gains of $11 thousand. For this sale of a held-to-maturity security, the Company received evidence of a significant deterioration of the issuer’s creditworthiness.

The following table presents investment securities with gross unrealized losses, for which an ACL has not been recorded at December 31, 2023 and 2022, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		December 31, 2023
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$489	$—	$—	$(3)	$489
Mortgage backed securities
Residential agency	112	—	43	(88,547)	435,505	(88,547)	435,548
Commercial	1	—	—	(123)	1,353	(123)	1,353
Asset backed securities	3	—	—	(1)	25	(1)	25
Corporate bonds	12	—	—	(9,349)	48,644	(9,349)	48,644
Total available-for-sale investment securities	129	$(3)	$532	$(98,020)	$485,527	$(98,023)	$486,059

		December 31, 2022
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(17)	$509	$—	$—	$(17)	$509
Mortgage backed securities
Residential agency	145	(10,457)	79,693	(107,711)	507,418	(118,168)	587,111
Commercial	17	(4,835)	50,437	(2,276)	13,120	(7,111)	63,557
Asset backed securities	3	—	32	—	2	—	34
Corporate bonds	17	(4,452)	48,048	(2,516)	14,484	(6,968)	62,532
Total available-for-sale investment securities	183	(19,761)	178,719	(112,503)	535,024	(132,264)	713,743
Held-to-maturity
Obligations of state and political agencies	181	(3,336)	18,788	(14,400)	98,762	(17,736)	117,550
Mortgage backed securities
Residential agency	27	—	—	(33,254)	150,861	(33,254)	150,861
Total held-to-maturity investment securities	208	(3,336)	18,788	(47,654)	249,623	(50,990)	268,411
Total investment securities	391	$(23,097)	$197,507	$(160,157)	$784,647	$(183,254)	$982,154

As of December 31, 2023 and 2022, the unrealized losses on the Company’s AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions, were not reflective of credit events and the issuers continue to make timely principal and interest payments on the bonds. Agency-backed and government-sponsored enterprise securities have a long 40-year history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Subordinate corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes on other financial institutions. HTM municipal debt holdings are comprised solely of high credit quality state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss.

The Company determined that the expected credit loss on its HTM portfolio was $213 thousand as of December 31, 2023. The Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at December 31, 2022.

As of December 31, 2023 and 2022, none of the Company’s HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during years ended December 31, 2023, 2022 and 2021.

The following table presents amortized cost and fair value of AFS investment securities and the carrying value and fair value of HTM investment securities at December 31, 2023, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$8,588	$8,474	$—	$—
Due after one year through five years	47,995	44,557	524	521
Due after five years through ten years	60,289	52,729	59,477	50,004
Due after 10 years	12,731	11,230	613	617
	129,603	116,990	60,614	51,142
Mortgage-backed securities
Residential agency	170,125	141,627	524,140	435,594
Total investment securities	$299,728	$258,617	$584,754	$486,736

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $250.0 million and $260.7 million, were pledged at December 31, 2023 and 2022, respectively, to secure public deposits and for other purposes required or permitted by law.

As of December 31, 2023 and 2022, the carrying value of the Company’s Federal Reserve Bank stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Federal Reserve	$4,623	$4,595
FHLB	16,566	19,362

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2023, the conversion ratio was 1.5991. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (11,702 Class A equivalents) that the Company owned as of December 31, 2023 and 2022, were carried at a zero cost basis.

NOTE 6 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2023 and 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commercial
Commercial and industrial	$598,321	$583,876
Real estate construction	124,034	97,810
Commercial real estate	1,126,912	881,670
Total commercial	1,849,267	1,563,356
Consumer
Residential real estate first mortgage	726,879	679,551
Residential real estate junior lien	154,134	150,479
Other revolving and installment	29,303	50,608
Total consumer	910,316	880,638
Total loans	$2,759,583	$2,443,994

Total loans include net deferred loan fees and costs of $0.2 million and $0.9 million at December 31, 2023 and 2022, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $5.1 million and $7.1 million as of December 31, 2023 and 2022, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $12.2 million at December 31, 2023 and $9.2 million at December 31, 2022.

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:

●	The Credit Risk team, Collection and Special Assets team and the Credit Governance Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.

●	The Loan Committee is responsible for reviewing and approving all credit requests that exceed individual limits that have not been countersigned by an individual with sufficient assigned authority. This committee has full authority to commit the Bank to any request that fits within its assigned approval authority.

●	The adequacy of the ACL is overseen by the ACL Governance Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking. The ACL Governance Committee supports the oversight efforts of the Board of Directors.

●	The Board of Directors has approval authority and responsibility for all matters regarding loan policy, reviews all loans approved or declined by the Loan Committee, approves lending authority and monitors asset quality and concentration levels.

●	The ACL Governance Committee and Bank Board of Directors has approval authority and oversight responsibility for the ACL adequacy and methodology.

Loans with a carrying value of $1.6 billion and $1.5 billion were pledged at December 31, 2023 and 2022, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

Segmentation

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2023, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Commercial & Industrial: Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

Commercial Real Estate – Construction, Land & Development: Construction, Land & Development commercial estate loans primarily consists of loans to commercial real estate construction projects until they are completed. The construction projects are for real property that may include, but are not limited to multifamily residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Construction, Land & Development commercial real estate loans are typically written with interest only, variable rate, multi advance structures. Collateral values are determine based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Multifamily: Multifamily commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Multifamily commercial real estate loans consist of mortgage loans to finance investments in real property including multifamily residential properties, Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Non-Owner Occupied: Non-owner occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non owner occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan to value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Owner Occupied: Generally, owner occupied commercial real estate loans are properties that are owned and operated by the borrower, and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower's business. Owner occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, restaurants, educational and medical practice facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan to value ratios at origination are governed by established policy and regulatory guidelines.

Agricultural: Agricultural loans include loans secured by farmland and loans for agricultural production. Farmland includes purposes such as crop and livestock production. Farmland loans are typically written with amortizing payment structures. Collateral values for farmland are determined based upon appraisals and evaluations in accordance with established policy guidelines and maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. Agricultural production loans are for the purpose of financing working capital and/or capital investment for agriculture production activities. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate in applicable. Agricultural production loans are primarily paid by the operating cash flow of the borrower. Agricultural production loans may be secured or unsecured.

Residential – 1st Lien: Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines. Collateral consists of senior mortgage liens on one to four family residences, including for investment purposes.

Residential – Construction: Residential real estate construction loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Residential real estate construction loans are typically written with interest only, variable rate, multi advance structures. Collateral consists of residential construction projects for one to four family residences, including for investment purposes.

HELOC: Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner occupied one to four family homes, condominiums, or vacation homes. Home equity lines of credit have a variable rate and are billed as interest only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

Residential – Jr Lien: Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines. Collateral consists of junior mortgage liens on one to four family residences, including for investment purposes.

Consumer: Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable. Consumer loans may be secured or unsecured.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL for the three years ending December 31, 2023, 2022, and 2021:

	Year ended December 31, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,233	$(707)	$645	$(436)	$1,159	$9,894
Real estate construction	1,437	2,549	2,125	—	—	6,111
Commercial real estate	12,761	(131)	(778)	—	45	11,897
Total commercial	23,431	1,711	1,992	(436)	1,204	27,902
Consumer
Residential real estate first mortgage	5,857	2,269	(1,829)	(49)	330	6,578
Residential real estate junior lien	1,318	(27)	(115)	(77)	52	1,151
Other revolving and installment	540	(96)	(273)	(51)	92	212
Total consumer	7,715	2,146	(2,217)	(177)	474	7,941
Total	$31,146	$3,857	$(225)	$(613)	$1,678	$35,843
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $2.2 million related to off-balance sheet credit exposure and $40 thousand related to investment securities held-to-maturity.

	Year ended December 31, 2022
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,218	$950	$(1,396)	$461	$9,233
Real estate construction	810	551	—	76	1,437
Commercial real estate	12,778	(151)	—	134	12,761
Total commercial	22,806	1,350	(1,396)	671	23,431
Consumer
Residential real estate first mortgage	6,874	(1,017)	—	—	5,857
Residential real estate junior lien	1,380	(344)	—	282	1,318
Other revolving and installment	512	11	(153)	170	540
Total consumer	8,766	(1,350)	(153)	452	7,715
Total	$31,572	$—	$(1,549)	$1,123	$31,146

	Year ended December 31, 2021
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Loan Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$10,547	$(1,759)	$(1,230)	$1,660	$9,218
Real estate construction	690	120	—	—	810
Commercial real estate	14,574	(2,082)	(536)	822	12,778
Total commercial	25,811	(3,721)	(1,766)	2,482	22,806
Consumer
Residential real estate first mortgage	6,174	700	—	—	6,874
Residential real estate junior lien	1,472	(215)	—	123	1,380
Other revolving and installment	789	(264)	(156)	143	512
Total consumer	8,435	221	(156)	266	8,766
Total	$34,246	$(3,500)	$(1,922)	$2,748	$31,572

The ACL on loans at December 31, 2023, was $35.8 million, an increase of $4.7 million, or 15.1%, since December 31, 2022. The increase was primarily due to the adoption of CECL, which resulted in an additional allowance of $3.9 million in the ACL on loans. As of December 31, 2023 and 2022, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

●	Macroeconomic (loss) drivers: As of December 31, 2023 and 2022, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period:
●	Commercial & Industrial – National Unemployment; Change in National GDP
●	CRE – Construction, Land & Development – National Unemployment; Change in National GDP
●	CRE – Multifamily – National Unemployment
●	CRE – Non-Owner Occupied – National Unemployment; Change in National GDP
●	CRE – Owner Occupied – National Unemployment
●	Agricultural – (None)
●	Residential – 1st Lien – National Unemployment; Change in National Home Price Index (“HPI”)
●	Residential – Construction – National Unemployment; Change in National HPI
●	Residential – HELOC – National Unemployment; Change in National HPI
●	Residential – Jr Lien – National Unemployment; Change in National HPI
●	Consumer – National Unemployment; Change in National GDP
●	Paycheck Protection Program – (None)

After adoption of ASU 2016-13, given the strong loan growth and the future economic uncertainty, the reserve increased $840 thousand during 2023. This increase was partially offset by the release of certain qualitative factors due to strong asset quality and the continued maturity of the overall model. The increase in the reserve represents the elevated risk of credit loss within the Company's portfolio.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Property type coding is used for investment real estate. As of December 31, 2023, the Company's total exposure to the general business industry was 10.7% of total loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2023.

Credit Quality Indicators

The Company’s consumer loan portfolio is primarily comprised of secured loans that are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts and actual losses incurred. These loans are rated as either performing or non-performing.

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

The Company’s ratings are aligned to pass and criticized categories. The criticized category includes special mention, substandard, and doubtful risk ratings. The risk ratings are defined as follows:

●	Pass: A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
●	Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
●	Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss: Loans classified as loss are considered uncollectible and charged off immediately.

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$197,533	$89,090	$67,691	$64,272	$34,603	$15,053	$100,239	$568,481
Special mention	—	—	—	—	—	—	—	—
Substandard	464	4,844	236	6,328	94	2,513	15,361	29,840
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$197,997	$93,934	$67,927	$70,600	$34,697	$17,566	$115,600	$598,321
Gross charge-offs for the year ended	$39	$—	$49	$11	$247	$90	$—	$436
Real estate construction
Pass	$29,902	$57,944	$14,326	$122	$—	$952	$121	$103,367
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20,667	—	—	—	—	—	20,667
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,902	$78,611	$14,326	$122	$—	$952	$121	$124,034
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$272,261	$265,549	$142,027	$153,796	$116,861	$159,454	$7,794	$1,117,742
Special mention	—	—	—	—	—	262	—	262
Substandard	—	587	2,872	—	3,690	1,759	—	8,908
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$272,261	$266,136	$144,899	$153,796	$120,551	$161,475	$7,794	$1,126,912
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate first mortgage
Performing	$72,180	$207,177	$218,719	$108,100	$33,102	$87,212	$284	$726,774
Non-performing	—	—	—	—	—	105	—	105
Subtotal	$72,180	$207,177	$218,719	$108,100	$33,102	$87,317	$284	$726,879
Gross charge-offs for the year ended	$—	$—	$9	$—	$—	$40	$—	$49
Residential real estate junior lien
Performing	$18,408	$15,655	$5,946	$4,857	$1,769	$5,280	$100,438	$152,353
Non-performing	—	—	—	—	—	—	1,781	1,781
Subtotal	$18,408	$15,655	$5,946	$4,857	$1,769	$5,280	$102,219	$154,134
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$77	$—	$77
Other revolving and installment
Performing	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Non-performing	—	—	—	—	—	—	—	—
Subtotal	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Gross charge-offs for the year ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$596,068	$667,908	$452,797	$341,964	$191,673	$273,542	$235,631	$2,759,583
Gross charge-offs for the year ended	$43	$2	$58	$42	$253	$215	$—	$613

The following table sets forth the risk category of loans by class and credit quality indicator used on the most recent analysis performed as of December 31, 2022:

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

Past Due and Nonaccrual Loans

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual. All previously accrued and unpaid interest is reversed at that time. A loan will return to accrual when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months.

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2023 and 2022, respectively:

	December 31, 2023
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$590,663	$924	$—	$139	$6,595	$598,321
Real estate construction	124,034	—	—	—	—	124,034
Commercial real estate	1,125,669	128	—	—	1,115	1,126,912
Total commercial	1,840,366	1,052	—	139	7,710	1,849,267
Consumer
Residential real estate first mortgage	724,786	901	554	—	638	726,879
Residential real estate junior lien	153,220	666	—	—	248	154,134
Other revolving and installment	29,086	170	47	—	—	29,303
Total consumer	907,092	1,737	601	—	886	910,316
Total loans	$2,747,458	$2,789	$601	$139	$8,596	$2,759,583

	December 31, 2022
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$580,288	$2,332	$94	$—	$1,162	$583,876
Real estate construction	97,370	—	—	—	440	97,810
Commercial real estate	879,830	368	—	—	1,472	881,670
Total commercial	1,557,488	2,700	94	—	3,074	1,563,356
Consumer
Residential real estate first mortgage	677,471	1,234	311	—	535	679,551
Residential real estate junior lien	149,918	377	—	—	184	150,479
Other revolving and installment	50,360	237	10	—	1	50,608
Total consumer	877,749	1,848	321	—	720	880,638
Total loans	$2,435,237	$4,548	$415	$—	$3,794	$2,443,994

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of December 31, 2023 and 2022:

	As of December 31, 2023
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$79	$6,595	$139
Real estate construction	—	—	—
Commercial real estate	95	1,115	—
Total commercial	174	7,710	139
Consumer
Residential real estate first mortgage	632	638	—
Residential real estate junior lien	185	248	—
Other revolving and installment	—	—	—
Total consumer	817	886	—
Total loans	$991	$8,596	$139

	December 31, 2022
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$638	$1,162	$—
Real estate construction	—	440	—
Commercial real estate	576	1,472	—
Total commercial	1,214	3,074	—
Consumer
Residential real estate first mortgage	535	535	—
Residential real estate junior lien	184	184	—
Other revolving and installment	1	1	—
Total consumer	720	720	—
Total loans	$1,934	$3,794	$—

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2023, 2022, and 2021 is estimated to have been $469 thousand, $155 thousand, and $183 thousand, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual. As a result, the Company did not record any interest income on its nonaccrual loans for the years ended years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans; was $12.2 million and $9.2 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During the years ended

December 31, 2023 and 2022, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine credit losses, and the related ACL allocated to these loans, as of December 31, 2023:

	As of December 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$6,124	$—	$—	$6,124	$2,384
Commercial real estate	695	—	96	791	601
Total commercial	6,819	—	96	6,915	2,985
Consumer
Residential real estate first mortgage	638	—	—	638	3
Residential real estate junior lien	134	22	93	249	6
Total consumer	772	22	93	887	9
Total loans	$7,591	$22	$189	$7,802	$2,994

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Pre-ASC 326 Adoption impaired loan disclosures

The following tables present the recorded investment in loans and related allowance for the loan losses, by portfolio segment, disaggregated on the basis of the Company’s impairment methodology, as of December 31, 2023 and 2022:

	December 31, 2022
	Recorded Investment			Allowance for Loan Losses
	Individually	Collectively		Individually	Collectively
(dollars in thousands)	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
Commercial
Commercial and industrial	$1,313	$582,563	$583,876	$275	$8,958	$9,233
Real estate construction	262	97,548	97,810	97	1,340	1,437
Commercial real estate	1,472	880,198	881,670	582	12,179	12,761
Total commercial	3,047	1,560,309	1,563,356	954	22,477	23,431
Consumer
Residential real estate first mortgage	535	679,016	679,551	—	5,857	5,857
Residential real estate junior lien	184	150,295	150,479	—	1,318	1,318
Other revolving and installment	1	50,607	50,608	—	540	540
Total consumer	720	879,918	880,638	—	7,715	7,715
Total loans	$3,767	$2,440,227	$2,443,994	$954	$30,192	$31,146

The table below summarizes key information on impaired loans as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid	Related
(dollars in thousands)	Investment	Principal	Allowance
Impaired loans with a valuation allowance
Commercial and industrial	$675	$711	$275
Real estate construction	262	440	97
Commercial real estate	896	900	582
Residential real estate first mortgage	—	—	—
Total impaired loans with a valuation allowance	1,833	2,051	954
Impaired loans without a valuation allowance
Commercial and industrial	638	767	—
Real estate construction	—	—	—
Commercial real estate	576	660	—
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans without a valuation allowance	1,934	2,219	—
Total impaired loans
Commercial and industrial	1,313	1,478	275
Real estate construction	262	440	97
Commercial real estate	1,472	1,560	582
Residential real estate first mortgage	535	573	—
Residential real estate junior lien	184	218	—
Other revolving and installment	1	1	—
Total impaired loans	$3,767	$4,270	$954

The table below presents the average recorded investment in impaired loans and interest income for the two years ending December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Impaired loans with a valuation allowance
Commercial and industrial	$722	$13	$517	$13
Real estate construction	442	—	—	—
Commercial real estate	935	—	187	7
Residential real estate first mortgage	—	—	—
Residential real estate junior lien	—	—	—	—
Other revolving and installment	—	—	—	—
Total impaired loans with a valuation allowance	2,099	13	704	20
Impaired loans without a valuation allowance
Commercial and industrial	707	—	1,988	20
Real estate construction	—	—	—	—
Commercial real estate	618	—	672	—
Residential real estate first mortgage	575	—	23	—
Residential real estate junior lien	191	—	98	—
Other revolving and installment	1	—	1	—
Total impaired loans without a valuation allowance	2,092	—	2,782	20
Total impaired loans
Commercial and industrial	1,429	13	2,505	33
Real estate construction	442	—	—	—
Commercial real estate	1,553	—	859	7
Residential real estate first mortgage	575	—	23	—
Residential real estate junior lien	191	—	98	—
Other revolving and installment	1	—	1	—
Total impaired loans	$4,191	$13	$3,486	$40

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Land	$4,542	$4,542
Buildings and improvements	28,172	26,625
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	34,086	36,013
	69,457	69,837
Less accumulated depreciation	(51,517)	(52,549)
Total	$17,940	$17,288

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 amounted to $2.5 million, $3.0 million, and $3.6 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

As of December 31, 2023 and 2022, goodwill totaled $46.8 million and $47.1 million, respectively.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2023 and 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Banking	$35,260	$35,260
Retirement and benefit services	11,523	11,827
Total goodwill	$46,783	$47,087

In the third quarter of 2023, the Company sold an ESOP trustee line of business. The reduction in goodwill in 2023 of $304 thousand was attributed to the sale of this line of business.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(29,959)	$11,464	$41,423	$(25,927)	$15,496
Core deposit intangible assets	7,592	(1,898)	5,694	7,592	(633)	6,959
Total intangible assets	$49,015	$(31,857)	$17,158	$49,015	$(26,560)	$22,455

Aggregate amortization expense for the years ended December 31, 2023, 2022, and 2021 was $5.3 million, $4.8 million, and $4.4 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2024	$5,043
2025	3,904
2026	2,275
2027	2,275
2028	1,642
Thereafter	2,019
Total	$17,158

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $190.0 million and $213.5 million at December 31, 2023 and 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2023, 2022, and 2021:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Servicing Assets:
Balance at beginning of year	$2,643	$1,880	$1,987
Additions (1)	300	1,538	1,553
Amortization (2)	(595)	(524)	(745)
Balance at end of year	2,348	2,894	2,795
Less valuation reserve (3)	(296)	(251)	(915)
Balance at end of year, net of valuation reserve	$2,052	$2,643	$1,880
Fair value, beginning of year	$2,314	$1,892	$2,137
Fair value, end of year	$2,062	$2,314	$1,892
(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2023 and 2022. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2023	2022
Fair value of servicing rights	$2,052	$2,643
Weighted-average remaining term, years	18.8	20.5
Prepayment speeds	6.2%	6.9%
Discount rate	11.1%	10.5%

NOTE 10 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. Substantially all the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2037. Portions of certain properties are subleased for terms extending through 2024. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of December 31, 2023 and 2022:

		December 31,	December 31,
(dollars in thousands)		2023	2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,436	$5,419
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$5,751	$5,902

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

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term, years
Operating leases	7.3	5.0
Weighted-average discount rate
Operating leases	3.9%	3.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the years ending December 31, 2023, 2022 and 2021:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Lease costs
Operating lease cost	$1,914	$1,799	$1,827
Variable lease cost	1,159	899	823
Short-term lease cost	167	217	181
Finance lease cost
Interest on lease liabilities	—	7	25
Amortization of right-of-use assets	—	87	116
Sublease income	(219)	(238)	(228)
Net lease cost	$3,021	$2,771	$2,744
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$1,755	$1,706	$1,763
Right-of-use assets obtained in exchange for new operating lease liabilities	1,868	4,266	$267

Future minimum payments for leases with initial or remaining terms of one year or more as of December 31, 2023 are as follows:

Operating
(dollars in thousands)	Leases
Year ended
December 31, 2024	$1,626
December 31, 2025	1,243
December 31, 2026	1,064
December 31, 2027	516
December 31, 2028	311
Thereafter	1,831
Total future minimum lease payments	$6,591
Amounts representing interest	(840)
Total operating lease liabilities	$5,751

NOTE 11 Other Assets

Other assets on the balance sheet consisted of the following balances at December 31, 2023 and 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Federal Reserve Bank stock	$4,623	$4,595
Foreclosed assets	32	30
Prepaid expenses	5,766	6,770
Investments in partnerships	14	14
Trust fees accrued/receivable	13,510	14,684
Income tax refund receivable	11,561	2,856
Federal Home Loan Bank stock	16,566	19,362
Derivative instruments	8,943	6,333
Tax credit investments	16,512	17,642
Other assets	5,905	3,426
Total	$83,432	$75,712

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Noninterest-bearing	$728,082	$860,987
Interest-bearing
Interest-bearing demand	840,711	706,275
Savings accounts	82,485	99,882
Money market savings	1,032,771	1,035,981
Time deposits	411,562	212,359
Total interest-bearing	2,367,529	2,054,497
Total deposits	$3,095,611	$2,915,484

The aggregate amount of deposit overdrafts included as loans were $140 thousand and $202 thousand at December 31, 2023 and 2022, respectively.

Certificates of deposit in excess of $250,000 totaled $121.8 million and $51.1 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2024	$386,419
2025	11,536
2026	6,775
2027	1,856
2028	688
Thereafter	4,288
Total	$411,562

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2023, 2022, and 2021 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Fed funds purchased
Balance as of end of period	$114,170	$153,080	$—
Average daily balance	287,768	63,296	3
Maximum month-end balance	492,060	251,880	—
Weighted-average rate
During period	5.31%	2.46%	—%
End of period	5.51%	4.26%	—%
FHLB short-term advances
Balance as of end of period	$200,000	$225,000	$—
Average daily balance	113,973	89,932	—
Maximum month-end balance	200,000	225,000	—
Weighted-average rate
During period	5.39%	3.10%	—%
End of period	5.50%	4.31%	—%

The Company had outstanding credit capacity with the FHLB of $706.6 million and $531.6 million at December 31, 2023 and 2022, respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with no outstanding balances at December 31, 2023 and 2022. The Company has an unused $20.0 million unsecured line of credit with Bank of North Dakota.

NOTE 14 Long-Term Debt

Long-term debt at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,583	Three-month CME SOFR + 0.26% + 3.10%	8.72%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,373	Three-month CME SOFR + 0.26% + 1.80%	7.45%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,956

	December 31, 2022
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,537	Three-month LIBOR + 3.10%	7.82%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,306	Three-month LIBOR + 1.80%	6.57%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,843

NOTE 15 Commitments and Contingencies

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2023 and 2022, respectively, was as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$942,413	$806,431
Standby letters of credit	10,045	13,089
Total	$952,458	$819,520

The Company had an allowance for loan losses on unfunded commitments of $3.2 million as of December 31, 2022. Upon the adoption of the CECL accounting standard, the Company recorded an additional $1.9 million reserve for unfunded commitments. For the year ended December 31, 2023, the Company recorded an additional $2.3 million in provision for credit losses on unfunded commitments for a total of $7.4 million of allowance for credit losses on unfunded commitments as of December 31, 2023.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of December 31, 2023 or 2022. With the Bank of North Dakota, the Company had one letter of credit outstanding as of December 31, 2023 in the amount of $182.0 million. There were no letters of credit outstanding with the Bank of North Dakota as of December 31, 2022. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $454.6 million and $215.5 million as of December 31, 2023 and 2022, respectively.

NOTE 16 Legal Contingencies

The Company may be subject to claims and lawsuits which may arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of these claims and lawsuits is currently not expected to have a material adverse effect on the financial position of the Company.

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of December 31, 2023, 779,307 shares of common stock are still available for issue under the plan.

The compensation expense relating to awards under these plans was $1.6 million in 2023, $1.9 million in 2022, and $3.1 million in 2021. The number of unvested shares outstanding was 120,497 and 128,267 as of December 31, 2023 and 2022, respectively. The number of unvested units outstanding was 111,160 and 110,219 as of December 31, 2023 and 2022, respectively.

The following table presents the activity in the stock plans for the years ended December 31, 2023, and 2022 was as follows:

	Year ended December 31,
	2023		2022
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	238,486	$23.65	260,850	$21.04
Granted	117,706	19.95	102,265	25.44
Vested	(98,138)	21.44	(113,562)	19.25
Forfeited or cancelled	(26,397)	21.33	(11,067)	23.90
Outstanding at end of period	231,657	$22.96	238,486	$23.65

As of December 31, 2023 and 2022, there was $2.7 million and $2.5 million, respectively, of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.3 and 2.7 years, as of December 31, 2023 and 2022, respectively.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation Employee Stock Ownership Plan, or ESOP, and a defined contribution salary reduction plan, or 401(k) plan. The plans cover substantially all employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board of Directors, at its discretion, and allocated to participants based on a percentage of annual compensation. For the years ended December 31, 2023, 2022 and 2021, there were no unallocated ESOP shares outstanding. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401(k) plan, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for years ending December 31, 2023, 2022, and 2021 were as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2023	2022	2021
Salary reduction plan	$2,933	$3,148	$3,123
ESOP	1,604	1,932	2,014
Total	$4,537	$5,080	$5,137
Total ESOP shares outstanding	1,152,017	1,111,424	1,207,952

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2023, 2022, and 2021.

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Retirement and benefits	$65,294	$67,135	$71,709
Wealth management	21,855	20,870	21,052
Mortgage banking (1)	8,411	16,921	48,502
Service charges on deposit accounts	1,280	1,434	1,395
Net gains (losses) on investment securities (1)	(24,643)	—	125
Other
Interchange fees	2,222	2,246	2,180
Bank-owned life insurance income (1)	877	836	793
Misc. transactional fees	1,433	1,429	1,218
Other noninterest income	3,500	352	413
Total noninterest income	$80,229	$111,223	$147,387
(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.

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

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2023	2022	2021
Federal
Current	$851	$9,005	$10,731
Deferred	1,151	727	2,212
Federal income tax	2,002	9,732	12,943
State
Current	2,415	2,298	2,879
Deferred	(259)	147	574
State income tax	2,156	2,445	3,453
Total income tax expense	$4,158	$12,177	$16,396

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Deferred Tax Assets
Allowance for credit losses	$9,002	$7,818
Employee compensation and benefit accruals	2,253	2,455
Expense accruals	327	417
Identifiable intangible amortization	2,176	3,363
Deferred loan fees	931	1,665
Net operating loss carry forwards	—	3
Nonaccrual loan interest	143	74
Unrealized loss on available‑for‑sale investment securities	24,548	33,056
Unrealized loss on derivative and hedge instruments	135	—
Unfunded commitment liability	1,913	814
Operating lease liabilities	1,486	—
Other	129	70
Total deferred tax assets from temporary differences	43,043	49,735
Deferred Tax Liabilities
Accumulated depreciation	737	835
Goodwill and intangible amortization	3,840	5,115
Servicing assets	530	663
Prepaid expenses	1,188	552
Operating lease right-of-use assets	1,539	—
Other	614	201
Total deferred tax liabilities from temporary differences	8,448	7,366
Net Deferred Tax Assets	$34,595	$42,369

The reconciliation between applicable income taxes and the amount computed at the applicable statutory Federal tax rate for years ending December 31, 2023, 2022, and 2021 was as follows:

	Year ended December 31,
	2023		2022		2021
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,329	21.0%	$10,958	21.0%	$14,506	21.0%
Tax effect of:
Tax exempt income	(715)	(4.5)%	(514)	(1.0)%	(556)	(0.8)%
State income taxes, net of federal benefits	715	4.5%	2,297	4.4	2,973	4.3%
Nondeductible items and other	829	5.2%	(564)	(1.1)	(527)	(0.8)%
Applicable income taxes	$4,158	26.2%	$12,177	23.3%	$16,396	23.7%

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

The following table presents a summary of the Company’s investments in qualified affordable housing projects tax credit investments for the periods presented:

		December 31, 2023		December 31, 2022
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$12,347	$17,906	$15,559
Total		$17,906	$12,347	$17,906	$15,559

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the periods presented:

	Year ended December 31,
	2023		2022
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,130	$(1,418)	$264	$(373)
Total	$1,130	$(1,418)	$264	$(373)
(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 22 Segment Reporting

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

The financial information presented for each segment includes net interest income, provision for credit losses, noninterest income, and direct and indirect noninterest expense. Corporate administration includes all remaining income and expenses not allocated to the four operating segments.

The following table presents key metrics related to the Company’s segments as of and for the periods presented:

	Year ended December 31, 2023
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$89,693	$—	$—	$827	$(2,681)	$87,839
Provision for credit losses	2,057	—	—	—	—	2,057
Noninterest income (loss)	(15,428)	65,294	21,855	8,411	97	80,229
Noninterest expense	61,023	53,307	13,477	14,606	7,744	150,157
Net income (loss) before taxes	$11,185	$11,987	$8,378	$(5,368)	$(10,328)	$15,854
Total assets	$3,821,989	$34,352	$4,757	$11,736	$34,879	$3,907,713

	Year ended December 31, 2022
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income (loss)	$100,190	$—	$—	$1,879	$(2,340)	$99,729
Provision for credit losses	—	—	—	—	—	—
Noninterest income	6,199	67,135	20,870	16,921	98	111,223
Noninterest expense	62,789	55,178	11,876	21,272	7,655	158,770
Net income (loss) before taxes	$43,600	$11,957	$8,994	$(2,472)	$(9,897)	$52,182
Total assets	$3,697,608	$40,821	$4,032	$10,620	$26,556	$3,779,637

	Year ended December 31, 2021
		Retirement and	Wealth		Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Mortgage	Administration	Consolidated
Net interest income	$87,014	$—	$—	$1,981	$(1,896)	$87,099
Provision for loan losses	(3,500)	—	—	—	—	(3,500)
Noninterest income	6,091	71,709	21,052	48,502	33	147,387
Noninterest expense	53,121	55,802	11,571	39,518	8,897	168,909
Net income before taxes	$43,484	$15,907	$9,481	$10,965	$(10,760)	$69,077
Total assets	$3,254,979	$44,953	$3,644	$75,713	$13,402	$3,392,691

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fifteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segments’ balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; recordkeeping, and administration services to other types of retirement plans; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, and COBRA recordkeeping and administration services. The division operates within each of the banking markets, as well as in East Lansing, Michigan and Lakewood, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

Mortgage

The Mortgage division offers first and second mortgage loans through a centralized mortgage unit in Minneapolis, Minnesota, as well as through the banking office locations.

NOTE 23 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2023, 2022, and 2021 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2023	2022	2021
Net income	$11,696	$40,005	$52,681
Dividends and undistributed earnings allocated to participating securities	(5)	416	802
Net income available to common stockholders	$11,701	$39,589	$51,879
Weighted-average common shares outstanding for basic earnings per share	19,922	18,640	17,189
Dilutive effect of stock-based awards	221	244	297
Weighted-average common shares outstanding for diluted earnings per share	20,143	18,884	17,486
Earnings per common share:
Basic earnings per common share	$0.59	$2.12	$3.02
Diluted earnings per common share	$0.58	$2.10	$2.97

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has extended loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at December 31, 2023 and 2022:

	Year ended December 31,
(dollars in thousands)	2023	2022
Beginning balance	$130	$34
New loans and advances	1,313	145
Repayments	(665)	(95)
Changes to related parties (1)	257	46
Ending balance	$1,035	$130
(1)	Represents changes related to directors that were added to the Board during the year.

Deposits from related parties held by the Bank at December 31, 2023 and 2022, amounted to $710 thousand and $587 thousand, respectively.

NOTE 25 Derivative Instruments

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of December 31, 2023, the Company only uses fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), or OCI, until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss), or AOCI. There were no cash flow hedges at December 31, 2022. The Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the year ended December 31, 2023. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is 12 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
		Fair	Notional	Fair	Notional
(dollars in thousands)		Value	Amount	Value	Amount
Designated as hedging instruments:	Consolidated Balance Sheet Location
Fair value hedges:
Interest rate swaps	Accrued expenses and other liabilities	$352	$600,000	$—	$—
Cash flow hedges:
Interest rate swaps	Accrued expenses and other liabilities	297	200,000	—	—
Total derivatives designated as hedging instruments		$649	$800,000	$—	$—
Not designated as hedging instruments:
Asset Derivatives
Interest rate swaps (1)	Other assets	$8,327	$120,671	$6,277	$43,430
Interest rate lock commitments	Other assets	179	8,126	121	10,462
Forward loan sales commitments	Other assets	6	190	7	351
Total asset derivatives not designated as hedging instruments		$8,512	$128,987	$6,405	$54,243
Liability Derivatives
Interest rate swaps (1)	Accrued expenses and other liabilities	$8,348	$120,671	$6,277	$43,430
To-be-announced mortgage backed securities	Accrued expenses and other liabilities	183	20,500	26	25,750
Total liability derivatives not designated as hedging instruments		$8,531	$141,171	$6,303	$69,180
(1)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the year ended December 31, 2023
Cash flow hedges:
Interest rate swaps	$176	$473

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the year ended December 31, 2023
Total amounts in the Consolidated Statements of Income	$136,918	$24,262	$20,976
Fair value hedges:
Interest rate swaps	252	1,881	—
Cash flow hedges:
Interest rate swaps	—	—	(473)

The following table shows the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at December 31, 2023:

	December 31, 2023
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$200,241	$241
Mortgage loan pools (2)	400,000	400,098	98
Total	$600,000	$600,339	$339
(1)	Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $323.4 million.
(2)	These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $687.5 million.

The gain (loss) recognized on derivatives not designated as hedging relationships for years ended December 31, 2023, 2022, and 2021 was as follows:

(dollars in thousands)		Year ended December 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2023	2022	2021
Interest rate swaps	Other noninterest income	$(20)	$2	$1
Interest rate lock commitments	Mortgage banking	165	(1,464)	(8,660)
Forward loan sales commitments	Mortgage banking	(1)	(483)	(2,174)
To-be-announced mortgage backed securities	Mortgage banking	118	4,916	5,220
Total gain (loss) from derivatives not designated as hedging instruments		$262	$2,971	$(5,613)

The Company has third-party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2023 and 2022, respectively, was $550 thousand and $309 thousand. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

Credit Risk-Related Contingent Features

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote.

The Company has agreements with its derivative counterparties that contain a provision where, if the Company defaults on any of its indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where, if the Company fails to maintain its status as a well-capitalized institution, the counterparty could terminate the derivative position(s) and the Company could be required to settle its obligations under the agreements.

As of December 31, 2023 and 2022, the fair value of derivatives in a net liability position, which included accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $649 thousand and $0, respectively. As of December 31, 2023 and 2022, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $550 thousand and $309, respectively. If the Company had breached any of these provisions at December 31, 2023 or 2022, it could have been required to settle its obligations under the agreements at their termination value of $649 thousand and $0, respectively.

Balance Sheet Offsetting

The following table presents the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2023
Derivative assets:
Interest rate swaps - Company (1)	$—	$—	$—	$—	$—
Interest rate swaps - dealer bank (1)	8,327	—	8,327	(1,740)	6,587
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,327	$—	$8,327	$(1,740)	$6,587
Derivative liabilities:
Interest rate swaps - Company (1)	$649	$—	$649	$550	$99
Interest rate swaps - customer (2)	8,348	—	8,348	—	8,348
To-be-announced mortgage backed securities	183	—	183	—	183
Total	$9,180	$—	$9,180	$550	$8,630
December 31, 2022
Derivative assets:
Interest rate swaps - Company (1)	$—	$—	$—	$—	$—
Interest rate swaps - dealer bank (1)	6,277	—	6,277	(6,030)	247
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$6,277	$—	$6,277	$(6,030)	$247
Derivative liabilities:
Interest rate swaps - customer (2)	$6,277	$—	$6,277	$309	$5,968
To-be-announced mortgage backed securities	26	—	26	—	26
Total	$6,303	$—	$6,303	$309	$5,994
(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)	The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

NOTE 26 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at December 31, 2023 and 2022, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at December 31, 2023 and 2022 are presented in the following table:

	December 31, 2023
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$382,578	11.82%	$145,605	4.50%	$	N/A	N/A
Bank	367,445	11.40%	145,101	4.50%		209,590	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	391,534	12.10%	194,139	6.00%		N/A	N/A
Bank	367,445	11.40%	193,468	6.00%		257,957	8.00%
Total capital to risk weighted assets
Consolidated (1)	477,590	14.76%	258,853	8.00%		N/A	N/A
Bank	403,501	12.51%	257,957	8.00%		322,446	10.00%
Tier 1 capital to average assets
Consolidated (1)	391,534	10.57%	148,111	4.00%		N/A	N/A
Bank	367,445	9.92%	148,186	4.00%		185,232	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2022
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$389,335	13.39%	$130,862	4.50%	$	N/A	N/A
Bank	370,749	12.76%	130,791	4.50%		188,920	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	398,179	13.69%	174,482	6.00%		N/A	N/A
Bank	370,749	12.76%	174,388	6.00%		232,517	8.00%
Total capital to risk weighted assets
Consolidated (1)	479,325	16.48%	232,643	8.00%		N/A	N/A
Bank	401,895	13.83%	232,517	8.00%		290,646	10.00%
Tier 1 capital to average assets
Consolidated (1)	398,179	11.25%	141,514	4.00%		N/A	N/A
Bank	370,749	10.48%	141,440	4.00%		176,800	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2023 and 2022, the Company was in compliance with HUD guidelines.

NOTE 27 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	Year ended December 31,
	2023			2022			2021
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$58,868	$(14,775)	$44,093	$(125,634)	$31,534	$(94,100)	$(19,433)	$4,878	$(14,555)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	(328)	82	(246)	(382)	96	(286)	(326)	82	(244)
Less: reclassification adjustment for net realized losses (2)	(24,643)	6,185	(18,458)	—	—	—	—	—	—
Net change	33,897	(8,508)	25,389	(126,016)	31,630	(94,386)	(19,759)	4,960	(14,799)
Cash Flow Hedges:
Change in fair value	176	(59)	117	—	—	—	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (3)	(473)	119	(354)	—	—	—	—	—	—
Net change	(297)	60	(237)	—	—	—	—	—	—
Other Derivatives:
Change in fair value	(241)	75	(166)	—	—	—	(125)	31	(94)
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—	—	—	—
Net change	(241)	75	(166)	—	—	—	(125)	31	(94)
Other comprehensive income (loss)	$33,359	$(8,373)	$24,986	$(126,016)	$31,630	$(94,386)	$(19,884)	$4,991	$(14,893)
(1)	Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to Note 5 (Investment Securities) for further details.
(2)	Reclassified into net gains (losses) on investment securities in the consolidated statements of income. Refer to Note 5 (Investment Securities) for further details.
(3)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to Note 25 (Derivative Instruments) for further details.
(4)	Reclassified into interest income on loans, including fees and/or interest income on taxable investment securities on the consolidated statements of income. Refer to Note 25 (Derivative Instruments) for further details.

The following table presents the changes in each component of AOCI for the periods indicated:

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
Balance at December 31, 2020	$10,638	$—	$—	$10,638
Other comprehensive income (loss) before reclassifications	(14,555)	—	—	(14,555)
Less: Amounts reclassified from AOCI	(244)	—	(94)	(338)
Other comprehensive income (loss)	(14,799)	—	(94)	(14,893)
Balance at December 31, 2021	(4,161)	—	(94)	(4,255)
Other comprehensive income (loss) before reclassifications	(94,100)	—	—	(94,100)
Less: Amounts reclassified from AOCI	(286)	—	—	(286)
Other comprehensive income (loss)	(94,386)	—	—	(94,386)
Balance at December 31, 2022	(98,547)	—	(94)	(98,641)
Other comprehensive income (loss) before reclassifications	44,093	117	(166)	44,044
Less: Amounts reclassified from AOCI	(18,704)	(354)	—	(19,058)
Other comprehensive income (loss)	25,389	(237)	(166)	24,986
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
(1)	All amounts net of tax.

NOTE 28 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Old Stock Repurchase Program, which authorized the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Old Stock Repurchase Program was terminated on/expired on February 18, 2024.

On December 12, 2023, the Board of Directors of the Company approved a new stock repurchase program, or the New Stock Repurchase Program, which authorizes the Company to repurchase up to 1,000,000 shares of its common stock subject to certain limitations and conditions. The New Stock Repurchase Program became effective February 18, 2024, and will expire on February 18, 2027. On February 18, 2024, the New Stock Repurchase Program replaced and superseded the Old Stock Repurchase Program.

The New Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the year ended December 31, 2023, the Company repurchased 356,474 shares, from time-to-time, under the Old Stock Repurchase Program. For the year ended December 31, 2022, the Company did not repurchase any shares under the Old Stock Repurchase Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 29 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2023 and 2022:

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$1,120	$—	$1,120
Mortgage backed securities
Residential agency	—	435,594	—	435,594
Commercial	—	1,353	—	1,353
Asset backed securities	—	25	—	25
Corporate bonds	—	48,644	—	48,644
Total available-for-sale investment securities	$—	$486,736	$—	$486,736
Other assets
Derivatives	$—	$8,512	$—	$8,512
Other liabilities
Derivatives	$—	$9,180	$—	$9,180

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$3,520	$—	$3,520
Mortgage backed securities
Residential agency	—	587,679	—	587,679
Commercial	—	63,558	—	63,558
Asset backed securities	—	34	—	34
Corporate bonds	—	62,533	—	62,533
Total available-for-sale investment securities	$—	$717,324	$—	$717,324
Other assets
Derivatives	$—	$6,405	$—	$6,405
Other liabilities
Derivatives	$—	$6,303	$—	$6,303

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

Derivatives

All of the Company’s derivatives are traded in over the counter markets where quoted market prices are not readily available. For these derivatives, estimated fair value is measured using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, classify as Level 2. Examples of Level 2 derivatives are basic interest rate swaps and forward contracts.

Nonrecurring Basis

Certain assets are measured at estimated fair value on a nonrecurring basis. These assets are not measured at estimated fair value on an ongoing basis; however, they are subject to estimated fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The estimated fair value of certain assets on a nonrecurring basis for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$3,998	$3,998
Foreclosed assets	—	—	32	32
Servicing rights	—	—	2,052	2,052

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$2,813	$2,813
Foreclosed assets	—	—	30	30
Servicing rights	—	—	2,643	2,643

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of December 31, 2023 and 2022, respectively, were as follows:

			December 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$3,998	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	32	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,052	85-151	104
		Discount rate		11.1%	11.1%
(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2023.

			December 31, 2022
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$2,813	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	30	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,643	103-137	115
		Discount rate		10.5%	10.5%
(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2022.

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

The following disclosures represent financial instruments in which the ending balances, as of December 31, 2023 and 2022, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	December 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Investment securities held-to-maturity	299,515	—	258,617	—	258,617
Loans, net	2,723,740	—	—	2,590,535	2,590,535
Accrued interest receivable	15,700	15,700	—	—	15,700
Bank-owned life insurance	33,236	—	33,236	—	33,236
Financial Liabilities
Noninterest-bearing deposits	$728,082	$—	$728,082	$—	$728,082
Interest-bearing deposits	1,955,967	—	1,955,967	—	1,955,967
Time deposits	411,562	—	408,910	—	408,910
Short-term borrowings	314,170	314,170	—	—	314,170
Long-term debt	58,956	—	57,437	—	57,437
Accrued interest payable	6,826	6,826	—	—	6,826

	December 31, 2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$58,242	$58,242	$—	$—	$58,242
Investment securities held-to-maturity	321,902	—	270,912	—	270,912
Loans, net	2,412,848	—	—	2,311,956	2,311,956
Accrued interest receivable	12,869	12,869	—	—	12,869
Bank-owned life insurance	33,991	—	33,991	—	33,991
Financial Liabilities
Noninterest-bearing deposits	$860,987	$—	$860,987	$—	$860,987
Interest-bearing deposits	1,842,138	—	1,842,138	—	1,842,138
Time deposits	212,359	—	208,550	—	208,550
Short-term borrowings	378,080	378,080	—	—	378,080
Long-term debt	58,843	—	56,116	—	56,116
Accrued interest payable	2,426	2,426	—	—	2,426

NOTE 30 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$70,853	$84,017
Investment in subsidiaries	354,303	338,595
Deferred income taxes, net	757	904
Other assets	9,968	487
Total assets	$435,881	$424,003
Liabilities and Stockholders’ Equity
Long‑term debt	$58,956	$58,843
Accrued expenses and other liabilities	7,798	8,288
Total liabilities	66,754	67,131
Stockholders’ equity	369,127	356,872
Total stockholders’ equity	369,127	356,872
Total liabilities and stockholders’ equity	$435,881	$424,003

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Income
Dividends from subsidiaries	$21,000	$18,500	$16,000
Other income	24	16	4
Total operating income	21,024	18,516	16,004
Expenses	6,043	6,583	5,293
Income before equity in undistributed income	14,981	11,933	10,711
Equity in undistributed income of subsidiaries	(4,826)	26,424	40,642
Income before income taxes	10,155	38,357	51,353
Income tax benefit	1,541	1,648	1,328
Net income	$11,696	$40,005	$52,681

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Operating activities
Net income	$11,696	$40,005	$52,681
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	4,826	(26,424)	(40,642)
Depreciation and amortization	—	87	115
Stock‑based compensation cost	1,628	1,904	3,095
Other, net	(9,854)	419	1,266
Net cash provided by operating activities	8,296	15,991	16,515
Investing activities
Net cash (paid) for business combinations	—	(189)	—
Net cash provided by investing activities	—	(189)	—
Financing activities
Cash dividends paid on common stock	(14,822)	(12,800)	(10,751)
Repurchase of common stock	(6,638)	(738)	(712)
Net cash provided by financing activities	(21,460)	(13,538)	(11,463)
Change in cash and cash equivalents	(13,164)	2,264	5,052
Cash and cash equivalents at beginning of period	84,017	81,753	76,701
Cash and cash equivalents at end of period	$70,853	$84,017	$81,753

NOTE 31 Subsequent Events

Subsequent events have been evaluated through March 8, 2024, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934, or the Exchange Act) as of December 31, 2023, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial report.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, as well as information relating to compliance with Section 16 of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Security Ownership of Certain Beneficial Owners” appearing in the Company’s Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2023, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2023, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2023. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 17 (Share-Based Compensation Plan) to the Company’s consolidated financial statements included in Item 8 of this Form 10-K.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	231,657	$22.96	779,307
Equity compensation plans not approved by stockholders	—	—	—
Total	231,657	$22.96	779,307

Other information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2023, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2023, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTaNT FEES AND SERVICES

Information required by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of RSM US LLP as the Company’s Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2023, which is incorporated herein by reference.

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
10.2†

Executive Severance Agreement by and between Alerus Financial Corporation and Karin Taylor, dated December 10, 2018 (incorporated herein by reference to Exhibit 10.6 on Form S-1 filed on August 16, 2019)

10.3†	Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on August 16, 2019)
10.4†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on August 16, 2019)
10.5†

Form of Performance-Based Restricted Stock Unit Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.9 on Form S-1 filed on August 16, 2019)

10.6†	Alerus Financial Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on August 16, 2019)
10.7†	Alerus Financial Short Term Incentive Plan
10.8†	Alerus Financial Corporation Deferred Compensation Plan for Directors (As Restated Effective January 1, 2005) (incorporated herein by reference to Exhibit 10.12 on Form S-1 filed on August 16, 2019)
10.9†

Alerus Financial Corporation Deferred Compensation Plan for Executives (As Restated Effective January 1, 2006) as subsequently amended (incorporated herein by reference to Exhibit 10.13 on Form S-1 filed on August 16, 2019)

10.10†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)
10.11†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form 10-K filed on March 26, 2020)
10.12†	Fourth Amendment of Alerus Financial Corporation Employee Stock Ownership Plan
10.13†	Fifth Amendment of Alerus Financial Corporation Employee Stock Ownership Plan
10.14†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)
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

10.26†	Executive Severance Agreement by and between Alerus Financial Corporation and Jim Collins, dated June 1, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on August 4, 2022)
10.27†

Executive Severance Agreement by and between Alerus Financial Corporation and Missy Keney, dated July 25, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 3, 2022)

10.28†	Executive Severance Agreement by and between Alerus Financial Corporation and Jon Hendry, dated July 25, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 3, 2022)
10.29†	Alerus Financial Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2023)
10.30†	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 14, 2023)
10.31†	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Executives (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed December 14, 2023)
10.32†	Executive Severance Agreement by and between Alerus Financial Corporation and Forrest Wilson, dated February 26, 2024
16.1†	Letter of CliftonLarsonAllen LLP, dated December 6, 2022 (incorporated herein by reference to Exhibit 16.1 on Form 8-K filed on December 6, 2022)

Exhibit Number	Description
21.1	Subsidiaries of Alerus Financial Corporation
23.1	Consent of CliftonLarsonAllen LLP
23.2	Consent of RSM US LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Alerus Financial Corporation Clawback Policy
†	Indicates a management contract or compensatory plan or arrangement.

Exhibit Number	Description
101.1 INS	iXBRL Instance Document
101.1 SCH	iXBRL Taxonomy Extension Schema
101.1 CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	iXBRL Taxonomy Extension Definition Linkbase
101.1 LAB	iXBRL Taxonomy Extension Label Linkbase
101.1 PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: March 8, 2024	By: Name: Title:	/s/ Katie A. Lorenson Katie A. Lorenson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katie A. Lorenson Katie A. Lorenson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2024

/s/ Alan A. Villalon Alan A. Villalon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2024

/s/ Kari A. Koob Kari A. Koob	Director of Accounting (Principal Accounting Officer)	March 8, 2024

/s/ Daniel E. Coughlin Daniel E. Coughlin	Director	March 8, 2024

/s/ Kevin D. Lemke Kevin D. Lemke	Director	March 8, 2024

/s/ Randy L. Newman Randy L. Newman	Director	March 8, 2024

/s/ Galen G. Vetter Galen G. Vetter	Director	March 8, 2024

/s/ Mary E. Zimmer Mary E. Zimmer	Director	March 8, 2024

/s/ Janet O. Estep Janet O. Estep	Director	March 8, 2024

/s/ Nikki L. Sorum Nikki L. Sorum	Director	March 8, 2024

/s/ John Uribe John Uribe	Director	March 8, 2024