Form 10-Q
period 2024-03-31
ALERUS FINANCIAL CORP
filed 2024-05-02
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock outstanding at April 30, 2024 was 19,776,786.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2024	2023
Assets	(Unaudited)	(Unaudited)
Cash and cash equivalents	$545,772	$129,893
Investment securities
Trading	4,553	—
Available-for-sale, at fair value (amortized cost of $573,733 and $584,754, respectively)	472,272	486,736
Held-to-maturity, at amortized cost (fair value of $249,807 and $258,617, respectively, with an allowance for credit losses on investments of $207 and $213, respectively)	291,932	299,515
Loans held for sale	10,625	11,497
Loans	2,799,475	2,759,583
Allowance for credit losses on loans	(36,584)	(35,843)
Net loans	2,762,891	2,723,740
Land, premises and equipment, net	18,162	17,940
Operating lease right-of-use assets	5,112	5,436
Accrued interest receivable	16,149	15,700
Bank-owned life insurance	33,396	33,236
Goodwill	46,783	46,783
Other intangible assets, net	15,834	17,158
Servicing rights	1,983	2,052
Deferred income taxes, net	34,796	34,595
Other assets	77,833	83,432
Total assets	$4,338,093	$3,907,713
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$692,500	$728,082
Interest-bearing	2,592,469	2,367,529
Total deposits	3,284,969	3,095,611
Short-term borrowings	555,000	314,170
Long-term debt	58,985	58,956
Operating lease liabilities	5,420	5,751
Accrued expenses and other liabilities	62,084	64,098
Total liabilities	3,966,458	3,538,586
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,776,786 and 19,734,077 issued and outstanding	19,777	19,734
Additional paid-in capital	150,740	150,343
Retained earnings	275,374	272,705
Accumulated other comprehensive income (loss)	(74,256)	(73,655)
Total stockholders’ equity	371,635	369,127
Total liabilities and stockholders’ equity	$4,338,093	$3,907,713

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2024	2023
Interest Income
Loans, including fees	$39,294	$30,933
Investment securities
Taxable	4,568	5,951
Exempt from federal income taxes	174	190
Other	5,002	735
Total interest income	49,038	37,809
Interest Expense
Deposits	20,152	9,104
Short-term borrowings	5,989	4,393
Long-term debt	678	654
Total interest expense	26,819	14,151
Net interest income	22,219	23,658
Provision for credit losses	—	550
Net interest income after provision for credit losses	22,219	23,108
Noninterest Income
Retirement and benefit services	15,655	15,482
Wealth management	6,118	5,194
Mortgage banking	1,670	1,717
Service charges on deposit accounts	389	301
Other	1,491	2,559
Total noninterest income	25,323	25,253
Noninterest Expense
Compensation	19,332	19,158
Employee taxes and benefits	6,188	5,853
Occupancy and equipment expense	1,906	1,899
Business services, software and technology expense	5,345	5,324
Intangible amortization expense	1,324	1,324
Professional fees and assessments	1,993	1,152
Marketing and business development	685	686
Supplies and postage	528	460
Travel	292	248
Mortgage and lending expenses	441	497
Other	985	1,268
Total noninterest expense	39,019	37,869
Income before income taxes	8,523	10,492
Income tax expense	2,091	2,306
Net income	$6,432	$8,186
Per Common Share Data
Basic earnings per common share	$0.32	$0.41

Diluted earnings per common share	$0.32	$0.40
Dividends declared per common share	$0.19	$0.18
Average common shares outstanding	19,739	20,028
Diluted average common shares outstanding	19,986	20,246

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Net Income	$6,432	$8,186
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(3,517)	4,841
Net change in unrealized gain (losses) on cash flow hedging derivatives	684	—
Net change in unrealized gain (losses) on other derivatives	2,031	(1,725)
Total other comprehensive income (loss), before tax	(802)	3,116
Income tax expense (benefit) related to items of other comprehensive income (loss)	(201)	782
Other comprehensive income (loss), net of tax	(601)	2,334
Total comprehensive income (loss)	$5,831	$10,520

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	8,186	—	8,186
Other comprehensive income (loss)	—	—	—	2,334	2,334
Common stock repurchased	(17)	(344)	—	—	(361)
Common stock dividends	—	—	(3,620)	—	(3,620)
Share‑based compensation expense	—	159	—	—	159
Vesting of restricted stock	92	(92)	—	—	—
Balance as of March 31, 2023	20,067	$154,818	$280,540	$(96,307)	$359,118

Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	6,432	—	6,432
Other comprehensive income (loss)	—	—	—	(601)	(601)
Common stock repurchased	(7)	(146)	—	—	(153)
Common stock dividends	—	—	(3,763)	—	(3,763)
Share‑based compensation expense	—	593	—	—	593
Vesting of restricted stock	50	(50)	—	—	—
Balance as of March 31, 2024	19,777	$150,740	$275,374	$(74,256)	$371,635

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Operating Activities
Net income	$6,432	$8,186
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	—	1,459
Provision for credit losses	—	550
Depreciation and amortization	2,100	2,130
Amortization and accretion of premiums/discounts on investment securities	424	527
Amortization of operating lease right-of-use assets	(8)	(43)
Share‑based compensation expense	593	159
Originations on loans held for sale	(53,129)	(56,347)
Proceeds on loans held for sale	55,362	50,381
(Increase) in value of bank-owned life insurance	(160)	(224)
Realized loss (gain) on derivative instruments	(678)	(253)
Realized loss (gain) on loans sold	(1,438)	(1,344)
Realized loss (gain) on sale of foreclosed assets	—	8
Realized loss (gain) on BOLI mortality	—	(1,196)
Realized loss (gain) on servicing rights	(20)	38
Net change in:
Accrued interest receivable	(449)	(114)
Other assets	(1,071)	2,052
Accrued expenses and other liabilities	4,031	(8,352)
Net cash provided (used) by operating activities	11,989	(2,383)
Investing Activities
Proceeds from sales of trading investment securities	5,502	—
Purchases of trading investment securities	(10,008)	—
Proceeds from maturities of investment securities available-for-sale	10,818	16,139
Proceeds from calls of investment securities held-to-maturity	251	126
Proceeds from maturities and paydowns of investment securities held-to-maturity	7,043	7,578
Net (increase) decrease in loans	(40,223)	(42,801)
Net (increase) decrease in FHLB stock	5,075	(225)
Proceeds from BOLI mortality claim	—	2,828
Purchases of premises and equipment	(881)	(923)
Proceeds from sales of foreclosed assets	34	22
Net cash provided (used) by investing activities	(22,389)	(17,256)
Financing Activities
Net increase (decrease) in deposits	189,358	116,494
Net increase (decrease) in short-term borrowings	240,830	(5,935)
Repayments of long-term debt	1	—
Cash dividends paid on common stock	(3,757)	(3,620)
Repurchase of common stock	(153)	(361)
Net cash provided (used) by financing activities	426,279	106,578
Net change in cash and cash equivalents	415,879	86,939
Cash and cash equivalents at beginning of period	129,893	58,242
Cash and cash equivalents at end of period	$545,772	$145,181

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
	2024	2023
Supplemental Cash Flow Disclosures
Interest paid	$22,339	$15,167
Income taxes paid	1	—
Cash dividends declared, not paid	3,763	3,620
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(5)	—
Right-of-use assets obtained in exchange for new operating lease liabilities, net	108	257
Change in fair value hedges presented within residential real estate loans and other assets	268	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP, for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation, or the Company, as of March 31, 2024 and December 31, 2023, the consolidated statements of income for the three months ended March 31, 2024 and 2023, consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal operating subsidiary is the Bank. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2024, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2024.

Adopted Pronouncements

There have been no new ASUs adopted by the Company since January 1, 2024.

Pronouncements Not Yet Effective

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, and all existing segment disclosure requirements in ASC 280 and other Codification topics remain unchanged. The amendments in this update are incremental and require public entities that report segment information to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as other segment items. Annual disclosure of the title and position of the chief operating decision maker and how the reported measures of segment profit or loss are used to assess performance and allocation of resources is also required.

The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are applied on a retrospective basis. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction disclosures. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this ASU improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (“SEC”) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is also permitted.

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. As of March 31, 2024, the fair value of the Company’s trading securities was $4.6 million. There were no trading securities as of December 31, 2023. Changes in fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees, executives, and directors.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, or ACL, and fair value of the available-for-sale, or AFS, investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity, or HTM, securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$839	$2	$(3)	$—	$838
Mortgage backed securities
Residential agency	513,409	—	(92,516)	—	420,893
Commercial	1,471	—	(120)	—	1,351
Asset backed securities	23	—	(1)	—	22
Corporate bonds	57,991	—	(8,823)	—	49,168
Total available-for-sale investment securities	573,733	2	(101,463)	—	472,272
Held-to-maturity
Obligations of state and political agencies	124,971	—	(12,985)	110	111,986
Mortgage backed securities
Residential agency	167,168	—	(29,347)	97	137,821
Total held-to-maturity investment securities	292,139	—	(42,332)	207	249,807
Total investment securities	$865,872	$2	$(143,795)	$207	$722,079

	December 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$1,119	$4	$(3)	—	$1,120
Mortgage backed securities
Residential agency	524,140	1	(88,547)	—	435,594
Commercial	1,476	—	(123)	—	1,353
Asset backed securities	26	—	(1)	—	25
Corporate bonds	57,993	—	(9,349)	—	48,644
Total available-for-sale investment securities	584,754	5	(98,023)	—	486,736
Held-to-maturity
Obligations of state and political agencies	129,603	—	(12,613)	114	116,990
Mortgage backed securities
Residential agency	170,125	—	(28,498)	99	141,627
Total held-to-maturity investment securities	299,728	—	(41,111)	213	258,617
Total investment securities	$884,482	$5	$(139,134)	$213	$745,353

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2024, represent a credit loss impairment. As of March 31, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions; however, all bonds had an investment grade rating as of March 31, 2024 and December 31, 2023. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss on given default analysis, the ACL on HTM debt securities was $207 thousand and $213 thousand as of March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of March 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.6 million and $1.0 million, respectively. As of December 31, 2023, the accrued interest receivable on available-for-sale investment securities and held-to-maturity investment securities totaled $1.5 million and $1.4 million, respectively.

The Company had no sales or calls of AFS investment securities for the three months ended March 31, 2024 and 2023.

The Company had no sales of HTM investment securities for the three months ended March 31, 2024 and 2023.

The following table presents investment securities with gross unrealized losses, for which an ACL has not been recorded at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		March 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$454	$—	$—	$(3)	$454
Mortgage backed securities
Residential agency	111	—	35	(92,516)	420,815	(92,516)	420,850
Commercial	1	—	—	(120)	1,351	(120)	1,351
Asset backed securities	3	—	—	(1)	22	(1)	22
Corporate bonds	12	—	—	(8,823)	49,168	(8,823)	49,168
Total available-for-sale investment securities	128	$(3)	$489	$(101,460)	$471,356	$(101,463)	$471,845

		December 31, 2023
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$489	$—	$—	$(3)	$489
Mortgage backed securities
Residential agency	112	—	43	(88,547)	435,505	(88,547)	435,548
Commercial	1	—	—	(123)	1,353	(123)	1,353
Asset backed securities	3	—	—	(1)	25	(1)	25
Corporate bonds	12	—	—	(9,349)	48,644	(9,349)	48,644
Total available-for-sale investment securities	129	$(3)	$532	$(98,020)	$485,527	$(98,023)	$486,059

The Company determined that the expected credit loss on its HTM portfolio was $207 thousand and $213 thousand as of March 31, 2024, and December 31, 2023, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended March 31, 2024 and 2023.

The following table presents amortized cost and fair value of AFS investment securities and the carrying value and fair value of HTM investment securities as of March 31, 2024, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$8,161	$7,974	$—	$—
Due after one year through five years	47,376	43,614	473	470
Due after five years through ten years	57,248	49,662	59,467	50,524
Due after 10 years	12,186	10,736	384	385
	124,971	111,986	60,324	51,379
Mortgage-backed securities
Residential agency	167,168	137,821	513,409	420,893
Total investment securities	$292,139	$249,807	$573,733	$472,272

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $559.1 million and $250.0 million were pledged as of March 31, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.

As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Federal Reserve	$4,623	$4,623
FHLB	11,491	16,566

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2024, the conversion ratio was 1.5875. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,992 Class A equivalents) that the Company owned as of March 31, 2024 and December 31, 2023, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$611,695	$598,321
Real estate construction	125,966	124,034
Commercial real estate	1,152,948	1,126,912
Total commercial	1,890,609	1,849,267
Consumer
Residential real estate first mortgage	722,151	726,879
Residential real estate junior lien	156,882	154,134
Other revolving and installment	29,833	29,303
Total consumer	908,866	910,316
Total loans	$2,799,475	$2,759,583

Total loans included net deferred loan fees and costs of $46 thousand and $248 thousand at March 31, 2024 and December 31, 2023, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $4.7 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $12.3 million at March 31, 2024 and $12.2 million at December 31, 2023.

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

Loans with a carrying value of $1.6 billion as of March 31, 2024 and December 31, 2023, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,894	$122	$(164)	$123	$9,975
Real estate construction	6,111	(189)	—	—	5,922
Commercial real estate	11,897	834	(29)	11	12,713
Total commercial	27,902	767	(193)	134	28,610
Consumer
Residential real estate first mortgage	6,578	63	—	—	6,641
Residential real estate junior lien	1,151	(3)	—	—	1,148
Other revolving and installment	212	(28)	(12)	13	185
Total consumer	7,941	32	(12)	13	7,974
Total	$35,843	$799	$(205)	$147	$36,584
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($793) thousand related to off-balance sheet credit exposure and $(6) thousand related to investment securities held-to-maturity.

	Three months ended March 31, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,233	$(707)	$(395)	$(175)	$56	$8,012
Real estate construction	1,437	2,549	439	—	—	4,425
Commercial real estate	12,761	(131)	35	—	11	12,676
Total commercial	23,431	1,711	79	(175)	67	25,113
Consumer
Residential real estate first mortgage	5,858	2,269	187	—	2	8,316
Residential real estate junior lien	1,317	(27)	121	(77)	6	1,340
Other revolving and installment	540	(96)	(118)	(5)	12	333
Total consumer	7,715	2,146	190	(82)	20	9,989
Unallocated	—	—	—	—	—	—
Total	$31,146	$3,857	$269	$(257)	$87	$35,102
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $230 thousand related to off-balance sheet credit exposure and $51 thousand related to investment securities held-to-maturity.

The ACL on loans at March 31, 2024, was $36.6 million, an increase of $0.7 million, or 2.1%, since December 31, 2023. The increase was primarily due to a combined ACL increase of $1.0 million provision for credit losses in commercial and industrial and commercial real estate loans. This increase was primarily due to recent downgrades in the related loan pools.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. As of March 31, 2024, the Company’s total exposure to the general business industry and owner occupied real estate was 11.3% and 10.2%, respectively, of total loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of March 31, 2024.

Credit Quality Indicators

The Company’s consumer loan portfolio is primarily comprised of secured loans that are evaluated at origination on a centralized basis against standardized underwriting criteria. The Company generally does not risk rate consumer loans unless a default event such as bankruptcy or extended nonperformance takes place. Credit quality for the consumer loan portfolio is measured by delinquency rates, nonaccrual amounts and actual losses incurred. These loans are rated as either performing or nonperforming.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2024 and December 31, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$41,962	$183,564	$82,980	$56,800	$60,343	$48,218	$95,175	$569,042
Special mention	—	553	—	7,810	—	14	1,878	10,255
Substandard	—	446	4,960	1,543	5,487	2,976	16,986	32,398
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$41,962	$184,563	$87,940	$66,153	$65,830	$51,208	$114,039	$611,695
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$164	$—	$164
Real estate construction
Pass	$1,851	$26,751	$70,126	$5,154	$100	$929	$—	$104,911
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	21,055	—	—	—	—	21,055
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$1,851	$26,751	$91,181	$5,154	$100	$929	$—	$125,966
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$29,459	$272,847	$262,017	$140,221	$139,105	$267,003	$7,854	$1,118,506
Special mention	—	—	—	—	12,957	1,972	—	14,929
Substandard	—	6,020	2,261	5,187	—	5,397	648	19,513
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,459	$278,867	$264,278	$145,408	$152,062	$274,372	$8,502	$1,152,948
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$29	$—	$29
Residential real estate first mortgage
Performing	$5,538	$71,933	$199,111	$216,774	$106,562	$116,181	$751	$716,850
Nonperforming	—	—	4,361	7	12	921	—	5,301
Subtotal	$5,538	$71,933	$203,472	$216,781	$106,574	$117,102	$751	$722,151
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate junior lien
Performing	$2,059	$17,642	$15,169	$5,872	$4,528	$6,394	$102,630	$154,294
Nonperforming	244	—	—	111	—	317	1,916	2,588
Subtotal	$2,303	$17,642	$15,169	$5,983	$4,528	$6,711	$104,546	$156,882
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Other revolving and installment
Performing	$880	$4,633	$5,786	$828	$3,449	$1,747	$12,509	$29,832
Nonperforming	—	—	—	—	—	1	—	1
Subtotal	$880	$4,633	$5,786	$828	$3,449	$1,748	$12,509	$29,833
Gross charge-offs for the period ended	$—	$—	$3	$—	$—	$9	$—	$12
Total loans	$81,993	$584,389	$667,826	$440,307	$332,543	$452,070	$240,347	$2,799,475
Gross charge-offs for the period ended	$—	$—	$3	$—	$—	$202	$—	$205

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$197,533	$89,090	$67,691	$64,272	$34,603	$15,053	$100,239	$568,481
Special mention	—	—	—	—	—	—	—	—
Substandard	464	4,844	236	6,328	94	2,513	15,361	29,840
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$197,997	$93,934	$67,927	$70,600	$34,697	$17,566	$115,600	$598,321
Gross charge-offs for the period ended	$39	$—	$49	$11	$247	$90	$—	$436
Real estate construction
Pass	$29,902	$57,944	$14,326	$122	$—	$952	$121	$103,367
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20,667	—	—	—	—	—	20,667
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,902	$78,611	$14,326	$122	$—	$952	$121	$124,034
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$272,261	$265,549	$142,027	$153,796	$116,861	$159,454	$7,794	$1,117,742
Special mention	—	—	—	—	—	262	—	262
Substandard	—	587	2,872	—	3,690	1,759	—	8,908
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$272,261	$266,136	$144,899	$153,796	$120,551	$161,475	$7,794	$1,126,912
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate first mortgage
Performing	$72,180	$207,177	$218,719	$108,100	$33,102	$87,212	$284	$726,774
Nonperforming	—	—	—	—	—	105	—	105
Subtotal	$72,180	$207,177	$218,719	$108,100	$33,102	$87,317	$284	$726,879
Gross charge-offs for the period ended	$—	$—	$9	$—	$—	$40	$—	$49
Residential real estate junior lien
Performing	$18,408	$15,655	$5,946	$4,857	$1,769	$5,280	$100,438	$152,353
Nonperforming	—	—	—	—	—	—	1,781	1,781
Subtotal	$18,408	$15,655	$5,946	$4,857	$1,769	$5,280	$102,219	$154,134
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$77	$—	$77
Other revolving and installment
Performing	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Gross charge-offs for the period ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$596,068	$667,908	$452,797	$341,964	$191,673	$273,542	$235,631	$2,759,583
Gross charge-offs for the period ended	$43	$2	$58	$42	$253	$215	$—	$613

Past Due and Nonaccrual Loans

The Company closely monitors the performance of its loan portfolio. A loan is placed on nonaccrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on nonaccrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on nonaccrual status. All previously accrued and unpaid interest is reversed at that time. A loan will return to accrual when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months.

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$605,573	$593	$43	$—	$5,486	$611,695
Real estate construction	125,966	—	—	—	—	125,966
Commercial real estate	1,151,672	474	—	—	802	1,152,948
Total commercial	1,883,211	1,067	43	—	6,288	1,890,609
Consumer
Residential real estate first mortgage	717,046	4,478	—	—	627	722,151
Residential real estate junior lien	155,919	509	25	—	429	156,882
Other revolving and installment	29,735	64	33	—	1	29,833
Total consumer	902,700	5,051	58	—	1,057	908,866
Total loans	$2,785,911	$6,118	$101	$—	$7,345	$2,799,475

	December 31, 2023
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$590,663	$924	$—	$139	$6,595	$598,321
Real estate construction	124,034	—	—	—	—	124,034
Commercial real estate	1,125,669	128	—	—	1,115	1,126,912
Total commercial	1,840,366	1,052	—	139	7,710	1,849,267
Consumer
Residential real estate first mortgage	724,786	901	554	—	638	726,879
Residential real estate junior lien	153,220	666	—	—	248	154,134
Other revolving and installment	29,086	170	47	—	—	29,303
Total consumer	907,092	1,737	601	—	886	910,316
Total loans	$2,747,458	$2,789	$601	$139	$8,596	$2,759,583

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$69	$5,486	$—
Real estate construction	—	—	—
Commercial real estate	95	802	—
Total commercial	164	6,288	—
Consumer
Residential real estate first mortgage	621	627	—
Residential real estate junior lien	429	429	—
Other revolving and installment	—	1	—
Total consumer	1,050	1,057	—
Total loans	$1,214	$7,345	$—

	December 31, 2023
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$79	$6,595	$139
Real estate construction	—	—	—
Commercial real estate	95	1,115	—
Total commercial	174	7,710	139
Consumer
Residential real estate first mortgage	632	638	—
Residential real estate junior lien	185	248	—
Other revolving and installment	—	—	—
Total consumer	817	886	—
Total loans	$991	$8,596	$139

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2024 and 2023, is estimated to have been $651 thousand and $38 thousand, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $12.3 million and $12.2 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During the three months ended March 31, 2024 and 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$5,070	$—	$—	$5,070	$2,280
Commercial real estate	515	—	40	555	366
Total commercial	5,585	—	40	5,625	2,646
Consumer
Residential real estate first mortgage	627	—	—	627	3
Residential real estate junior lien	429	—	1	430	—
Total consumer	1,056	—	1	1,057	3
Total loans	$6,641	$—	$41	$6,682	$2,649

	As of December 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$6,124	$—	$—	$6,124	$2,384
Real estate construction	—	—	—	—	—
Commercial real estate	695	—	96	791	601
Total commercial	6,819	—	96	6,915	2,985
Consumer
Residential real estate first mortgage	638	—	—	638	3
Residential real estate junior lien	134	22	93	249	6
Other revolving and installment	—	—	—	—	—
Total consumer	772	22	93	887	9
Total loans	$7,591	$22	$189	$7,802	$2,994

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

NOTE 5 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Banking	$35,260	$35,260
Retirement and benefit services	11,523	11,523
Total goodwill	$46,783	$46,783

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of March 31, 2024.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(30,967)	$10,456	$41,423	$(29,959)	$11,464
Core deposit intangible assets	7,592	(2,214)	5,378	7,592	(1,898)	5,694
Total intangible assets	$49,015	$(33,181)	$15,834	$49,015	$(31,857)	$17,158

Amortization of intangible assets was $1.3 million for both the three months ended March 31, 2024 and 2023.

NOTE 6 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $185.7 million and $190.0 million as of March 31, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Servicing Assets:
Balance at beginning of year	$2,052	$2,643
Additions (1)	260	261
Amortization (2)	(89)	(183)
Balance at end of year	2,223	2,721
Less valuation reserve (3)	(240)	(300)
Balance at end of year, net of valuation reserve	$1,983	$2,421
Fair value, beginning of year	$2,062	$2,314
Fair value, end of year	$2,083	$2,236
(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2024 and December 31, 2023. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	March 31,	December 31,
(dollars in thousands)	2024	2023
Fair value of servicing rights	$2,083	$2,062
Weighted-average remaining term, years	18.8	18.8
Prepayment speeds	6.2%	6.2%
Discount rate	11.1%	11.1%

NOTE 7 Leases

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of March 31, 2024 and December 31, 2023:

		March 31,	December 31,
(dollars in thousands)		2024	2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$5,112	$5,436
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$5,420	$5,751

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

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term, years
Operating leases	7.4	7.3
Weighted-average discount rate
Operating leases	3.8%	3.9%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Lease costs
Operating lease cost	$461	$581
Variable lease cost	266	225
Short-term lease cost	36	43
Finance lease cost
Interest on lease liabilities	—	—
Amortization of right-of-use assets	—	—
Sublease income	(48)	(60)
Net lease cost	$715	$789
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$460	$479
Right-of-use assets obtained in exchange for new operating lease liabilities	108	257

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2024 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
March 31, 2025	$1,641
March 31, 2025	1,267
March 31, 2026	1,088
March 31, 2027	540
March 31, 2028	335
Thereafter	1,832
Total future minimum lease payments	$6,703
Amounts representing interest	(1,283)
Total operating lease liabilities	$5,420

NOTE 8 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Noninterest-bearing	$692,500	$728,082
Interest-bearing
Interest-bearing demand	938,751	840,711
Savings accounts	82,727	82,485
Money market savings	1,114,262	1,032,771
Time deposits	456,729	411,562
Total interest-bearing	2,592,469	2,367,529
Total deposits	$3,284,969	$3,095,611

Certificates of deposit in excess of $250,000 totaled $150.8 million and $121.8 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 9 Short-Term Borrowings

Short-term borrowings at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Fed funds purchased	$—	$114,170
Bank Term Funding Program (1)	355,000	—
FHLB short-term advances	200,000	200,000
Total	$555,000	$314,170
(1)	In the first quarter of 2024, the Company borrowed $355.0 million from the Bank Term Funding Program, or BTFP, for a period of up to one year at a fixed rate of 4.88%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company’s pledged collateral of investment securities.

NOTE 10 Long-Term Debt

Long-term debt as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,594	Three-month CME SOFR + 0.26% + 3.10%	8.67%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,391	Three-month CME SOFR + 0.26% + 1.80%	7.39%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,985

	December 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,583	Three-month CME SOFR + 0.26% + 3.10%	8.72%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,373	Three-month CME SOFR + 0.26% + 1.80%	7.45%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,956

NOTE 11 Commitments and Contingencies

Commitments

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of March 31, 2024 and December 31, 2023, respectively, was as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$916,200	$942,413
Standby letters of credit	12,755	10,045
Total	$928,955	$952,458

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2024 and December 31, 2023, the ACL on unfunded commitments was $6.6 million and $7.4 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheet. For the three months ended March 31, 2024 and 2023, the provision (recovery) for credit losses on unfunded commitments was ($794) thousand and $230 thousand, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of March 31, 2024 or December 31, 2023. With the Bank of North Dakota, the Company had letters of credit outstanding in the amount of $200.0 million and $182.0 million as of March 31, 2024 and December 31, 2023, respectively. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $460.9 million and $454.6 million as of March 31, 2024 and December 31, 2023, respectively.

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened litigation, claims investigations and legal and administrative cases and proceedings. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, the Company may be unable to estimate reasonably possible losses with respect to every litigation matter it faces.

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2024 and December 31, 2023, respectively.

NOTE 12 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2024, 716,917 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $593 thousand and $159 thousand for the three months ended March 31, 2024 and 2023, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	231,657	$22.96	238,929	$23.66
Granted	60,976	21.83	82,810	20.85
Vested	(38,149)	26.05	(91,867)	21.29
Forfeited or cancelled	—	—	(22,204)	21.39
Outstanding at end of period	254,484	$22.18	207,668	$23.83

As of March 31, 2024, there was $3.6 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 13 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$1,790	21.0%	$2,203	21.0%
Tax effect of:
Tax exempt income	(229)	(2.7)%	(144)	(1.4)%
State income taxes, net of federal benefits	413	4.8%	461	4.4%
Nondeductible items and other	117	1.4%	(214)	(2.0)%
Applicable income taxes	$2,091	24.5%	$2,306	22.0%

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

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$7,466	$17,906	$12,347
Total		$17,906	$7,466	$17,906	$12,347

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$432	$(381)	$360	$(227)
Total	$432	$(381)	$360	$(227)
(1)	The amortization expense for low income housing tax credits were included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 15 Segment Reporting

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. Reportable segments are determined based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company currently operates through three operating segments: Banking, Retirement and Benefit Services, and Wealth Management. In prior periods, the Company had a fourth operating segment, Mortgage. As of January 1, 2024, the Mortgage division was fully integrated into the Banking division by the Company to reflect the way the Company currently manages and views the business. The Company has restated all historical periods presented within these financial statements, and has not included the Mortgage operating segment.

The financial information presented for each segment includes net interest income, provision for credit losses, noninterest income, and direct and indirect noninterest expense. Corporate Administration includes all remaining income and expenses not allocated to the three operating segments.

The following table presents key metrics related to the Company’s segments for the periods presented:

	Three months ended March 31, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$22,897	$—	$—	$(678)	$22,219
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	3,490	15,655	6,118	60	25,323
Noninterest expense	18,666	14,189	3,750	2,414	39,019
Net income (loss) before taxes	$7,721	$1,466	$2,368	$(3,032)	$8,523
Total assets	$4,262,600	$33,636	$4,787	$37,070	$4,338,093

	Three months ended March 31, 2023
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$24,312	$—	$—	$(654)	$23,658
Provision for credit losses	550	—	—	—	550
Noninterest income	4,539	15,482	5,194	38	25,253
Noninterest expense	18,650	13,595	3,362	2,262	37,869
Net income (loss) before taxes	$9,651	$1,887	$1,832	$(2,878)	$10,492
Total assets	$3,818,449	$38,419	$4,111	$25,794	$3,886,773

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

Retirement and Benefit Services provides the following services nationally: recordkeeping and administration services to qualified retirement plans; recordkeeping and administration services to other types of retirement plans; investment fiduciary services to retirement plans; health savings accounts, flex spending accounts, and COBRA recordkeeping and administration services. The division operates within each of the banking markets, as well as in Lansing, Michigan and Littleton, Colorado.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

NOTE 16 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three months ended March 31, 2024 and 2023 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2024	2023
Net income	$6,432	$8,186
Dividends and undistributed earnings allocated to participating securities	40	57
Net income available to common stockholders	$6,392	$8,129
Weighted-average common shares outstanding for basic earnings per share	19,739	20,028
Dilutive effect of stock-based awards	247	218
Weighted-average common shares outstanding for diluted earnings per share	19,986	20,246
Earnings per common share:
Basic earnings per common share	$0.32	$0.41
Diluted earnings per common share	$0.32	$0.40

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of March 31, 2024, the Company only uses fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), or OCI, until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss), or AOCI. The Company estimates that an additional $0.4 million will be reclassified as a decrease to interest expense over the next 12 months. All cash flow hedges were highly effective for the three months ended March 31, 2024. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is 12 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of March 31, 2024 and December 31, 2023:

	Derivative Assets			Derivative Liabilities
	Notional		Fair	Notional		Fair
(dollars in thousands)	Amount	Location	Value	Amount	Location	Value
March 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$600,000	Other Assets	$1,938	$600,000	Accrued expenses and other liabilities	$—
Cash flow hedges:
Interest rate swaps	200,000	Other Assets	386	200,000	Accrued expenses and other liabilities	—
Total derivatives designated as hedging instruments	$800,000		$2,324	$800,000		$—
Not designated as hedging instruments:
Interest rate swaps (1)	$120,304	Other Assets	$6,294	$120,304	Accrued expenses and other liabilities	$6,294
Interest rate lock commitments	24,426	Other Assets	409	—	Accrued expenses and other liabilities	—
Forward loan sales commitments	—	Other Assets	—	—	Accrued expenses and other liabilities	—
To-be-announced mortgage backed securities	—	Other Assets	—	46,000	Accrued expenses and other liabilities	24
Total asset derivatives not designated as hedging instruments	$144,730		$6,703	$166,304		$6,318
December 31, 2023
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$600,000	Other Assets	$—	$600,000	Accrued expenses and other liabilities	$352
Cash flow hedges:		Other Assets
Interest rate swaps	200,000	Other Assets	—	200,000	Accrued expenses and other liabilities	297
Total derivatives designated as hedging instruments	$800,000		$—	$800,000		$649
Not designated as hedging instruments:
Interest rate swaps (1)	$120,671	Other Assets	$8,327	$120,671	Accrued expenses and other liabilities	$8,348
Interest rate lock commitments	8,126	Other Assets	179	—	Accrued expenses and other liabilities	—
Forward loan sales commitments	190	Other Assets	6	—	Accrued expenses and other liabilities	—
To-be-announced mortgage backed securities	—		—	20,500	Accrued expenses and other liabilities	183
Total asset derivatives not designated as hedging instruments	$128,987		$8,512	$141,171		$8,531
(1)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses), before tax, reclassified from other comprehensive income (loss) into earnings for the periods indicated:

Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended March 31, 2024
Cash flow hedges:
Interest rate swaps	$946	$262

For the three months ended March 31, 2023
Cash flow hedges:
Interest rate swaps	$—	$—

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended March 31, 2024
Total amounts in the Consolidated Statements of Income	$39,294	$4,568	$5,989
Fair value hedges:
Interest rate swaps	153	642	—
Cash flow hedges:
Interest rate swaps	—	—	262
For the three months ended March 31, 2023
Total amounts in the Consolidated Statements of Income	$30,933	$5,951	$4,393
Fair value hedges:
Interest rate swaps	—	153	—
Cash flow hedges:
Interest rate swaps	—	—	—

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$198,210	$(1,790)
Mortgage loan pools (2)	400,000	399,830	(170)
Total	$600,000	$598,040	$(1,960)
(1)	Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $320.7 million.
(2)	These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the residential real estate loans used in these hedging relationships was $664.1 million.

	December 31, 2023
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$200,241	$241
Mortgage loan pools (2)	400,000	400,098	98
Total	$600,000	$600,339	$339
(1)	Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $323.4 million.
(2)	These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $687.5 million.

The gain (loss) recognized on derivatives not designated as hedging relationships for the three months ended March 31, 2024 and 2023 was as follows:

(dollars in thousands)		Three months ended March 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2024	2023
Interest rate swaps	Other noninterest income	$21	$—
Interest rate lock commitments	Mortgage banking	153	340
Forward loan sales commitments	Mortgage banking	(6)	(6)
To-be-announced mortgage backed securities	Mortgage banking	41	(173)
Total gain (loss) from derivatives not designated as hedging instruments		$209	$161

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at March 31, 2024. The amount of collateral posted with third parties was $550 thousand at December 31, 2023. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of March 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which included accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $0 and $649 thousand, respectively. As of March 31, 2024 and December 31, 2023, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $550 thousand, respectively. If the Company had breached any of these provisions at March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $0 and $649 thousand, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
March 31, 2024
Derivative assets:
Interest rate swaps − Company (1)	$2,324	$—	$2,324	$(2,459)	$(135)
Interest rate swaps − dealer bank (1)	6,294	—	6,294	(4,681)	1,613
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,618	$—	$8,618	$(7,140)	$1,478
Derivative liabilities:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − customer (2)	6,294	—	6,294	—	6,294
To-be-announced mortgage backed securities	24	—	24	—	24
Total	$6,318	$—	$6,318	$—	$6,318
(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)	The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2023
Derivative assets:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	8,327	—	8,327	(1,740)	6,587
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,327	$—	$8,327	$(1,740)	$6,587
Derivative liabilities:
Interest rate swaps − Company (1)	$649	$—	$649	$550	$99
Interest rate swaps − customer (2)	8,348	$—	8,348	—	8,348
To-be-announced mortgage backed securities	183	—	183	—	183
Total	$9,180	$—	$9,180	$550	$8,630
(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)	The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at March 31, 2024 and December 31, 2023, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023:

	March 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$387,012	11.87%	$146,733	4.50%	$	N/A	N/A
Bank	371,632	11.73%	142,616	4.50%		206,001	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	395,997	12.14%	195,644	6.00%		N/A	N/A
Bank	371,632	11.73%	190,155	6.00%		253,540	8.00%
Total capital to risk weighted assets
Consolidated (1)	486,789	14.93%	260,858	8.00%		N/A	N/A
Bank	411,294	12.98%	253,540	8.00%		316,925	10.00%
Tier 1 capital to average assets
Consolidated (1)	395,997	9.89%	160,216	4.00%		N/A	N/A
Bank	371,632	9.30%	159,882	4.00%		199,852	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2023
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$382,578	11.82%	$145,605	4.50%	$	N/A	N/A
Bank	367,445	11.40%	145,101	4.50%		209,590	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	391,534	12.10%	194,139	6.00%		N/A	N/A
Bank	367,445	11.40%	193,468	6.00%		257,957	8.00%
Total capital to risk weighted assets
Consolidated (1)	477,590	14.76%	258,853	8.00%		N/A	N/A
Bank	403,501	12.51%	257,957	8.00%		322,446	10.00%
Tier 1 capital to average assets
Consolidated (1)	391,534	10.57%	148,111	4.00%		N/A	N/A
Bank	367,445	9.92%	148,186	4.00%		185,232	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2024, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2024 and December 31, 2023, the Company was in compliance with the aforementioned guidelines.

NOTE 19 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(3,443)	$864	$(2,579)	$4,754	$(1,193)	$3,561
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	74	(18)	56	(87)	22	(65)
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	(3,517)	882	(2,635)	4,841	(1,215)	3,626
Cash Flow Hedges:
Change in fair value	946	(576)	370	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (3)	262	(66)	196	—	—	—
Net change	684	(510)	174	—	—	—
Other Derivatives:
Change in fair value	2,031	(171)	1,860	(1,725)	433	(1,292)
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	2,031	(171)	1,860	(1,725)	433	(1,292)
Other comprehensive income (loss)	$(802)	$201	$(601)	$3,116	$(782)	$2,334
(1)	Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.
(2)	Reclassified into net gains (losses) on investment securities in the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.
(3)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 17 Derivative Instruments” for further details.
(4)	Reclassified into interest income on loans, including fees and/or interest income on taxable investment securities on the consolidated statements of income. Refer to “NOTE 17 Derivative Instruments” for further details.

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	(2,579)	370	1,860	(349)
Less: Amounts reclassified from AOCI	56	196	—	252
Other comprehensive income (loss)	(2,635)	174	1,860	(601)
Balance at March 31, 2024	$(75,793)	(63)	1,600	(74,256)

Balance at December 31, 2022	$(98,547)	$—	$(94)	$(98,641)
Other comprehensive income (loss) before reclassifications	3,561	—	(1,292)	2,269
Less: Amounts reclassified from AOCI	(65)	—	—	(65)
Other comprehensive income (loss)	3,626	—	(1,292)	2,334
Balance at March 31, 2023	(94,921)	—	(1,386)	(96,307)
(1)	All amounts net of tax.

NOTE 20 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Old Stock Repurchase Program, which authorized the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Old Stock Repurchase Program expired on February 18, 2024.

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

The New Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2024, there were no shares repurchased under the Old Stock Repurchase Program or the New Stock Repurchase Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$4,553	$—	$—	$4,553
Available-for-sale
U.S. treasury and government agencies	—	838	—	838
Mortgage backed securities
Residential agency	—	420,893	—	420,893
Commercial	—	1,351	—	1,351
Asset backed securities	—	22	—	22
Corporate bonds	—	49,168	—	49,168
Total available-for-sale investment securities	$—	$472,272	$—	$472,272
Other assets
Derivatives	$—	$9,027	$—	$9,027
Other liabilities
Derivatives	$—	$6,318	$—	$6,318

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$1,120	$—	$1,120
Mortgage backed securities
Residential agency	—	435,594	—	435,594
Commercial	—	1,353	—	1,353
Asset backed securities	—	25	—	25
Corporate bonds	—	48,644	—	48,644
Total available-for-sale investment securities	$—	$486,736	$—	$486,736
Other assets
Derivatives	$—	$8,512	$—	$8,512
Other liabilities
Derivatives	$—	$9,180	$—	$9,180

The following is a description of the valuation methodologies used for instruments measured at estimated fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities, Trading for Deferred Compensation

The fair value of trading securities for deferred compensation is reported using market quoted prices as such securities and underlying securities are actively traded and no valuation adjustments have been applied and therefore are classified as Level 1.

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

The estimated fair value of certain assets on a nonrecurring basis as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$4,033	$4,033
Foreclosed assets	—	—	3	3
Servicing rights	—	—	1,983	1,983

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$3,998	$3,998
Foreclosed assets	—	—	32	32
Servicing rights	—	—	2,052	2,052

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2024 and December 31, 2023, were as follows:

			March 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$4,033	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	3	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,983	82-172	103
		Discount rate		11.1%	11.1%
(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of March 31, 2024.

			December 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$3,998	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	32	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,052	85-151	104
		Discount rate		11.1%	11.1%
(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2023.

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

The following disclosures represent financial instruments in which the ending balances, as of March 31, 2024 and December 31, 2023, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	March 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$545,772	$545,772	$—	$—	$545,772
Investment securities held-to-maturity	291,932	—	249,807	—	249,807
Loans, net	2,762,891	—	—	2,623,566	2,623,566
Accrued interest receivable	16,149	16,149	—	—	16,149
Bank-owned life insurance	33,396	—	33,396	—	33,396
Financial Liabilities
Noninterest-bearing deposits	$692,500	$—	$692,500	$—	$692,500
Interest-bearing deposits	2,135,740	—	2,135,740	—	2,135,740
Time deposits	456,729	—	454,272	—	454,272
Short-term borrowings	555,000	555,000	—	—	555,000
Long-term debt	58,985	—	57,983	—	57,983
Accrued interest payable	11,304	11,304	—	—	11,304

	December 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Investment securities held-to-maturity	299,728	—	258,617	—	258,617
Loans, net	2,723,740	—	—	2,590,535	2,590,535
Accrued interest receivable	15,700	15,700	—	—	15,700
Bank-owned life insurance	33,236	—	33,236	—	33,236
Financial Liabilities
Noninterest-bearing deposits	$728,082	$—	$728,082	$—	$728,082
Interest-bearing deposits	1,955,967	—	1,955,967	—	1,955,967
Time deposits	411,562	—	408,910	—	408,910
Short-term borrowings	314,170	314,170	—	—	314,170
Long-term debt	58,956	—	57,437	—	57,437
Accrued interest payable	6,826	6,826	—	—	6,826

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2024 and 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized,” “target” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company make regarding the Company’s projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of significant rate increases by the Federal Reserve since 2020;
●	the Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards;
●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including high rates of inflation and possible recession;
●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short-period of time that resulted in recent bank failures;
●	the overall health of the local and national real estate market;
●	concentrations within the Company’s loan portfolio;
●	the level of nonperforming assets on the Company’s balance sheet;
●	the Company’s ability to implement organic and acquisition growth strategies;

●	the impact of economic or market conditions on the Company’s fee-based services;
●	the Company’s ability to continue to grow the retirement and benefit services business;
●	the Company’s ability to continue to originate a sufficient volume of residential mortgages for the mortgage division to be profitable;
●	the occurrence of fraudulent activity, breaches or failures of the Company’s or the Company’s third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;
●	rapid and expensive technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including non-bank lending companies;
●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the effectiveness of the Company’s risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;
●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions;
●	the extensive regulatory framework that applies to the Company;
●	the impact of recent and future legislative and regulatory changes, including in response to the recent bank failures;
●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;
●	governmental monetary, trade and fiscal policies;
●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;
●	severe weather, natural disasters, widespread disease or pandemics;

●	acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in the Company’s internal control over financial reporting;
●	changes to U.S. or state tax laws, regulations and guidance, including the 1.0% excise tax on stock buybacks by publicly traded companies;
●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
●	talent and labor shortages and employee turnover;
●	the Company’s success at managing the risks involved with the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Overview

The Company is a commercial wealth bank and national retirement services provider headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, or the Bank, the Company provides financial solutions to businesses and consumers through three distinct business lines—banking, retirement and benefit services, and wealth management. These solutions are delivered through a relationship-oriented primary point of contact along with responsive and client-friendly technology.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near term change, including (i) the ACL, including the ACL on investment securities, loans, and unfunded commitments; (ii) goodwill and intangible assets impairment; and (iii) fair value measurements.

There have been no material changes to the Company’s critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the Company’s critical accounting policies.

Refer to “NOTE 2 Recent Accounting Pronouncements” of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

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

Recent Developments

Shareholder Dividend

On February 28, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.19 per common share. This dividend was paid on April 12, 2024, to stockholders of record at the close of business on March 15, 2024.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2024	2023	2023
Performance Ratios
Return on average total assets	0.63%	(1.51)%	0.88%
Return on average common equity	7.04%	(16.75)%	9.17%
Return on average tangible common equity (1)	9.78%	(18.85)%	12.58%
Noninterest income as a % of revenue	53.26%	3.54%	51.63%
Net interest margin (taxable-equivalent basis)	2.30%	2.37%	2.70%
Adjusted net interest margin (tax-equivalent basis) (1)	2.44%	2.37%	2.70%
Efficiency ratio (1)	78.88%	165.40%	74.53%
Adjusted efficiency ratio (1)	78.88%	79.07%	74.53%
Average equity to average assets	8.87%	9.03%	9.54%
Net charge-offs/(recoveries) to average loans	0.01%	(0.04)%	0.03%
Dividend payout ratio	59.38%	(26.03)%	45.00%
Per Common Share
Earnings (losses) per common share − basic	$0.32	$(0.74)	$0.41
Earnings (losses) per common share − diluted	$0.32	$(0.73)	$0.40
Dividends declared per common share	$0.19	$0.19	$0.18
Book value per common share	$18.79	$18.71	$17.90
Tangible book value per common share (1)	$15.63	$15.46	$14.50
Average common shares outstanding − basic	19,739	19,761	20,028
Average common shares outstanding − diluted	19,986	19,996	20,246
Other Data
Retirement and benefit services assets under administration/management	$38,488,523	$36,682,425	$33,404,342
Wealth management assets under administration/management	$4,242,408	$4,018,846	$3,675,684
Mortgage originations	$54,101	$65,488	$77,728
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2024	2023	2023
Selected Average Balance Sheet Data
Loans	$2,768,514	$2,653,622	$2,457,154
Investment securities	775,305	921,555	1,034,288
Assets	4,139,053	3,868,561	3,791,536
Deposits	3,163,565	2,994,900	2,933,022
Fed funds purchased and Bank Term Funding Program	282,614	189,568	290,187
FHLB short-term advances	200,000	200,000	80,000
Long-term debt	58,971	58,943	58,858
Stockholders’ equity	367,248	349,382	361,857

	March 31,	December 31,	March 31,
(dollars in thousands)	2024	2023	2023
Selected Period End Balance Sheet Data
Loans	$2,799,475	$2,759,583	$2,486,625
Allowance for credit losses on loans	(36,584)	(35,843)	(35,102)
Investment securities	768,757	786,251	1,019,473
Assets	4,338,093	3,907,713	3,886,773
Deposits	3,284,969	3,095,611	3,031,978
Long-term debt	58,985	58,956	58,872
Total stockholders’ equity	371,635	369,127	359,118

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2024	2023	2023
Selected Income Statement Data
Net interest income	$22,219	$21,552	$23,659
Provision for credit losses	—	1,507	550
Noninterest income	25,323	791	25,253
Noninterest expense	39,019	38,654	37,870
Income (loss) before income taxes	8,523	(17,818)	10,492
Income tax expense (benefit)	2,091	(3,064)	2,307
Net income (loss)	$6,432	$(14,754)	$8,185

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, adjusted tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, efficiency ratio, adjusted efficiency ratio, adjusted noninterest income, net interest margin (tax-equivalent), and adjusted net interest margin (tax-equivalent). Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders’ equity less goodwill and other intangible assets; (ii) adjusted tangible common equity as total common stockholders’ equity less goodwill, other intangible assets, and cash proceeds from BTFP; (iii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iv) tangible assets as total assets, less goodwill and other intangible assets; (v) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment; (vii) adjusted efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment less net gains (losses) on investment securities; (viii) adjusted noninterest income as noninterest income adjusted for net gains (losses) on investment securities; and (ix) adjusted net interest margin (tax equivalent) as net interest income less cash interest income and interest expense related to BTFP, adjusted for tax equivalent related to loans and securities, and adjust interest earning assets less average cash proceeds balance from BTFP.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2024	2023	2023
Tangible common equity to tangible assets
Total common stockholders’ equity	$371,635	$369,127	$359,118
Less: Goodwill	46,783	46,783	47,087
Less: Other intangible assets	15,834	17,158	21,131
Tangible common equity (a)	309,018	305,186	290,900
Total assets	4,338,093	3,907,713	3,886,773
Less: Goodwill	46,783	46,783	47,087
Less: Other intangible assets	15,834	17,158	21,131
Tangible assets (b)	4,275,476	3,843,772	3,818,555
Tangible common equity to tangible assets (a)/(b)	7.23%	7.94%	7.62%
Adjusted Tangible Common Equity to Tangible Assets
Tangible assets (b)	$4,275,476	$3,843,772	$3,818,555
Less: Cash proceeds from BTFP	355,000	—	—
Adjusted tangible assets (c)	3,920,476	3,843,772	3,818,555
Adjusted tangible common equity to tangible assets (a)/(c)	7.88%	7.94%	7.62%
Tangible book value per common share
Total common stockholders’ equity	$371,635	$369,127	$359,118
Less: Goodwill	46,783	46,783	47,087
Less: Other intangible assets	15,834	17,158	21,131
Tangible common equity (d)	309,018	305,186	290,900
Total common shares issued and outstanding (e)	19,777	19,734	20,067
Tangible book value per common share (d)/(e)	$15.63	$15.46	$14.50

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2024	2023	2023
Return on average tangible common equity
Net income (loss)	$6,432	$(14,754)	$8,186
Add: Intangible amortization expense (net of tax)	1,046	1,046	1,046
Net income (loss), excluding intangible amortization (f)	7,478	(13,708)	9,232
Average total equity	367,248	349,382	361,857
Less: Average goodwill	46,783	46,783	47,087
Less: Average other intangible assets (net of tax)	13,018	14,067	17,209
Average tangible common equity (g)	307,447	288,532	297,561
Return on average tangible common equity (f)/(g)	9.78%	(18.85)%	12.58%
Efficiency ratio
Noninterest expense	$39,019	$38,654	$37,869
Less: Intangible amortization expense	1,324	1,324	1,324
Adjusted noninterest expense (h)	37,695	37,330	36,545
Net interest income	22,219	21,552	23,658
Noninterest income	25,323	791	25,253
Tax-equivalent adjustment	247	226	124
Total tax-equivalent revenue (i)	47,789	22,569	49,035
Efficiency ratio (h)/(i)	78.88%	165.40%	74.53%
Adjusted Efficiency Ratio
Noninterest expense	$39,019	$38,654	$37,869
Less: Intangible amortization expense	1,324	1,324	1,324
Adjusted noninterest expense (j)	37,695	37,330	36,545
Net interest income	22,219	21,552	23,658
Noninterest income	25,323	791	25,253
Tax-equivalent adjustment	247	226	124
Less: Net gains (losses) on investment securities	—	(24,643)	—
Total tax-equivalent revenue (k)	47,789	47,212	49,035
Adjusted efficiency ratio (j)/(k)	78.88%	79.07%	74.53%
Adjusted Noninterest Income
Noninterest income	$25,323	$791	$25,253
Add: Net gains (losses) on investment securities	—	(24,643)	—
Adjusted noninterest income	$25,323	$25,434	$25,253
Adjusted Net Interest Margin (Tax-Equivalent)
Net interest income	$22,219	$21,552	$23,658
Less: BTFP cash interest income	3,615	—	—
Add: BTFP interest expense	3,266	—	—
Net interest income excluding BTFP impact	21,870	21,552	23,658
Add: Tax equivalent adjustment for loans and securities	247	226	124
Adjusted net interest income (l)	$22,117	$21,778	$23,782
Interest earning assets	3,921,529	3,645,184	3,567,402
Less: Average cash proceeds balance from BTFP	269,176	—	—
Adjusted interest earning assets (m)	$3,652,353	$3,645,184	$3,567,402
Adjusted net interest margin (tax-equivalent) (l)/(m)	2.44%	2.37%	2.70%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2024, was $6.4 million, or $0.32 per diluted common share, a $1.8 million, or 21.4%, decrease compared to $8.2 million, or $0.40 per diluted common share, for the three months ended March 31, 2023. Earnings for the first quarter of 2024 compared to the first quarter of 2023 decreased primarily due to a $1.4 million decrease in net interest income and $1.2 million increase in noninterest expense. This negative result was partially offset by a $0.6 million decrease in provision for credit losses expense.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2024 and 2023.

Net interest income for the three months ended March 31, 2024, was $22.2 million, a decrease of $1.4 million, or 6.1%, compared to $23.7 million for the three months ended March 31, 2023. Net interest income for the first quarter of 2024 decreased compared to the first quarter of 2023 primarily due to the increasing cost of interest-bearing liabilities as interest expense increased $12.7 million mainly driven by an increase of 133 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $456.3 million. This was partially offset by an $11.2 million increase in interest income, as interest earning assets increased $354.1 million while the interest earning asset yield increased 74 basis points. The increase in interest earning assets was primarily due to organic loan growth and increased cash balances from deposit growth and BTFP borrowings. The increase in interest-bearing liabilities was due to core deposit growth, a shift from noninterest-bearing deposits to interest-bearing deposits and BTFP borrowings.

Net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2024, was 2.30%, compared to 2.70% for the same period in 2023. The decrease in net interest margin (on a tax-equivalent basis) was mainly attributable to higher earning assets at lower yields resulting from the BTFP opportunity. Adjusted net interest margin (on a tax-equivalent basis) (non-GAAP), which excludes BTFP borrowings, was 2.44% for the first quarter of 2024, a 26 basis point decrease from 2.70% for the first quarter of 2023. The decrease in adjusted net interest margin (on a tax-equivalent basis) (non-GAAP) from the year reflected higher cost of funds from continued growth on interest-bearing deposits, partially offset by higher yields on new loans.

The higher target federal funds interest rate continues to pressure funding costs. However, the Company anticipates that net interest income and net interest margin (on an adjusted tax equivalent basis) will recover in future periods as interest-earning assets remix at higher rates and the increases in deposit costs slow.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three months ended March 31, 2024 and 2023. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$352,038	$4,665	5.33%	$41,947	$334	3.23%
Investment securities (1)	775,305	4,788	2.48	1,034,288	6,192	2.43
Loans held for sale	9,014	127	5.67	10,345	127	4.98
Loans
Commercial:
Commercial and industrial	599,456	10,323	6.93	559,416	8,394	6.09
Real estate construction	127,587	2,549	8.04	103,099	1,668	6.56
Commercial real estate	1,134,540	15,730	5.58	911,634	11,126	4.95
Total commercial	1,861,583	28,602	6.18	1,574,149	21,188	5.46
Consumer
Residential real estate first mortgage	723,315	7,281	4.05	688,754	6,387	3.76
Residential real estate junior lien	154,781	3,024	7.86	149,720	2,661	7.21
Other revolving and installment	28,835	461	6.43	44,531	643	5.86
Total consumer	906,931	10,766	4.77	883,005	9,691	4.45
Total loans (1)	2,768,514	39,368	5.72	2,457,154	30,879	5.10
Federal Reserve/FHLB Stock	16,658	337	8.14	23,668	401	6.87
Total interest earning assets	3,921,529	49,285	5.05	3,567,402	37,933	4.31
Noninterest earning assets	217,524			224,134
Total assets	$4,139,053			$3,791,536
Interest-Bearing Liabilities
Interest-bearing demand deposits	$869,060	$4,249	1.97%	$746,660	$1,594	0.87%
Money market and savings deposits	1,186,900	11,117	3.77	1,165,269	6,232	2.17
Time deposits	431,679	4,786	4.46	231,959	1,278	2.23
Fed funds purchased and Bank Term Funding Program	282,614	3,508	4.99	290,187	3,467	4.85
FHLB short-term advances	200,000	2,481	4.99	80,000	926	4.69
Long-term debt	58,971	678	4.62	58,858	654	4.51
Total interest-bearing liabilities	3,029,224	26,819	3.56	2,572,933	14,151	2.23
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	675,926			789,134
Other noninterest-bearing liabilities	66,655			67,612
Stockholders’ equity	367,248			361,857
Total liabilities and stockholders’ equity	$4,139,053			$3,791,536
Net interest income on FTE basis (1)		$22,466			$23,782
Net interest rate spread on FTE basis (1)			1.49%			2.08%
Net interest margin on FTE basis (1)			2.30%			2.70%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2024
	Compared with
	Three months ended March 31, 2023
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$2,490	$1,841	$4,331
Investment securities	(1,565)	161	(1,404)
Loans held for sale	(16)	16	—
Loans
Commercial:
Commercial and industrial	606	1,323	1,929
Real estate construction	399	482	881
Commercial real estate	2,743	1,861	4,604
Total commercial	3,748	3,666	7,414
Consumer
Residential real estate first mortgage	323	571	894
Residential real estate junior lien	91	272	363
Other revolving and installment	(229)	47	(182)
Total consumer	185	890	1,075
Total loans	3,933	4,556	8,489
Federal Reserve/FHLB Stock	(120)	56	(64)
Total interest income	4,722	6,630	11,352
Interest-bearing liabilities
Interest-bearing demand deposits	265	2,390	2,655
Money market and savings deposits	117	4,768	4,885
Time deposits	1,107	2,401	3,508
Fed funds purchased and Bank Term Funding Program	(91)	132	41
FHLB short-term advances	1,399	156	1,555
Long-term debt	1	23	24
Total interest expense	2,798	9,870	12,668
Change in net interest income	$1,924	$(3,240)	$(1,316)

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Provision (recovery) for loan losses	$799	$269
Provision (recovery) for credit losses on unfunded commitments	(793)	230
Provision (recovery) for HTM debt securities	(6)	51
Provision for credit losses	$—	$550

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth management, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Retirement and benefit services	$15,655	$15,482
Wealth management	6,118	5,194
Mortgage banking	1,670	1,717
Service charges on deposit accounts	389	301
Other	1,491	2,559
Total noninterest income	$25,323	$25,253
Noninterest income as a % of revenue	53.26%	51.63%

Total noninterest income for the three months ended March 31, 2024 was $25.3 million, a $70 thousand, or 0.3%, increase compared to $25.3 million for the three months ended March 31, 2023. The increase in noninterest income was primarily driven by an increase of $0.9 million in wealth management revenue and $0.2 million in retirement and benefit services revenue due to assets under administration/management growth, primarily driven by improved equity and bond markets. This increase was offset by a $1.1 million decrease in other noninterest income, primarily due to $1.2 million in proceeds on a bank-owned life insurance claim in the first quarter of 2023. Noninterest income for the three months ended March 31, 2023, included revenue of $0.9 million related to the ESOP trustee business that was subsequently divested in the third quarter of 2023.

The Company anticipates that noninterest income will continue to be significantly adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which have begun, and will continue, to adversely affect mortgage originations and mortgage banking revenue.

See “NOTE 15 Segment Reporting” of the consolidated financial statements for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Compensation	$19,332	$19,158
Employee taxes and benefits	6,188	5,853
Occupancy and equipment expense	1,906	1,899
Business services, software and technology expense	5,345	5,324
Intangible amortization expense	1,324	1,324
Professional fees and assessments	1,993	1,152
Marketing and business development	685	686
Supplies and postage	528	460
Travel	292	248
Mortgage and lending expenses	441	497
Other	985	1,268
Total noninterest expense	$39,019	$37,869

Total noninterest expense for the three months ended March 31, 2024, was $39.0 million, a $1.2 million, or 3.0%, increase compared to $37.9 million for the three months ended March 31, 2023. The year over year increase was primarily driven by higher professional fees and assessments due to an increase in FDIC assessments and an increase in recruitment expense driven by talent acquisitions in the first quarter of 2024.

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

For the three months ended March 31, 2024, the Company recognized income tax expense of $2.1 million on $8.5 million of pre-tax income, resulting in an effective tax rate of 24.5%, compared to income tax expense of $2.3 million on $10.5 million of pre-tax income for the three months ended March 31, 2023, resulting in an effective tax rate of 22.0%.

Financial Condition

Overview

Total assets were $4.3 billion as of March 31, 2024, an increase of $430.4 million, or 11.0%, compared to December 31, 2023. The increase was primarily due to a $415.9 million increase in cash and cash equivalents and a $39.9 million increase in loans, partially offset by a decrease of $17.5 million in investment securities. The increase in cash and cash equivalents was primarily driven by the net proceeds from BTFP borrowings.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$838	0.1%	$1,120	0.2%
Mortgage backed securities
Residential agency	420,893	58.3	435,594	58.4
Commercial	1,351	0.2	1,353	0.2
Asset backed securities	22	—	25	—
Corporate bonds	49,168	6.8	48,644	6.5
Total available-for-sale investment securities	472,272	65.4	486,736	65.3
Held-to-maturity
Obligations of state and political agencies	111,986	15.5	116,990	15.7
Mortgage backed securities
Residential agency	137,821	19.1	141,627	19.0
Total held-to-maturity investment securities	249,807	34.6	258,617	34.7
Total investment securities	$722,079	100.0%	$745,353	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of March 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.00% income tax rate.

	Maturity as of March 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$470	5.89%	$—	—%	$368	5.94%
Mortgage backed securities
Residential agency	12	2.76	3,017	2.48	4,142	3.07	413,722	1.71
Commercial	—	—	—	—	1,351	2.40	—	—
Asset backed securities	—	—	—	—	5	4.19	17	5.04
Corporate bonds	—	—	—	—	49,168	3.69	—	—
Total available-for-sale investment securities	12	2.76	3,487	2.93	54,666	3.61	414,107	1.71
Held-to-maturity
Obligations of state and political agencies	7,974	1.08	43,614	1.43	49,662	2.04	10,736	2.21
Mortgage backed securities
Residential agency	—	—	—	—	—	—	137,821	2.24
Total held-to-maturity investment securities	7,974	1.08	43,614	1.43	49,662	2.04	148,557	2.23
Total investment securities	$7,986	1.08%	$47,101	1.54%	$104,328	2.87%	$562,664	1.85%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, real estate construction, commercial real estate (“CRE”), residential real estate, and other revolving and installment loans.

Total loans outstanding were $2.8 billion as of March 31, 2024, an increase of $39.9 million, or 1.4%, from December 31, 2023. The increase was primarily driven by a $28.0 million increase in CRE loans and a $13.4 million increase in commercial and industrial loans, offset by a $2.0 million decrease in residential real estate loans.

The Company’s loan portfolio is highly diversified. As of March 31, 2024, approximately 21.8% of loans outstanding were commercial and industrial, while 45.7% of loans outstanding were CRE, and 31.4% of loans outstanding were residential real estate.

	March 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$316,298	11.3%	$294,149	10.7%
Services	147,584	5.3	146,318	5.3
Retail trade	79,620	2.8	91,216	3.3
Manufacturing	68,193	2.4	66,638	2.4
Total commercial and industrial	611,695	21.8	598,321	21.7
Commercial real estate:
Owner occupied	285,149	10.2	271,619	9.8
Non-owner occupied
Multifamily	260,609	9.3	245,103	8.9
Office	133,284	4.8	124,684	4.5
Industrial	103,303	3.7	104,241	3.8
Retail	96,023	3.4	96,578	3.5
Hotel	67,288	2.4	80,576	2.9
Medical office	63,775	2.3	63,788	2.3
Medical or nursing facility	47,302	1.7	47,625	1.7
Other commercial real estate	55,066	1.9	51,866	1.9
Total non-owner occupied	826,650	29.5	814,461	29.5
Construction	125,966	4.5	124,034	4.5
Agricultural real estate	41,149	1.5	40,832	1.5
Total commercial real estate	1,278,914	45.7	1,250,946	45.3
Consumer
Residential real estate first mortgage	722,151	25.8	726,879	26.3
Residential real estate junior lien	156,882	5.6	154,134	5.6
Other revolving and installment	29,833	1.1	29,303	1.1
Total consumer	908,866	32.5	910,316	33.0
Total loans	$2,799,475	100.0%	$2,759,583	100.0%

Despite headwinds from a higher interest rate environment and competition in the Company’s market areas, the Company anticipates continued loan growth for the commercial and industrial and commercial real estate loan portfolios as a result of recently added production talent.

Commercial loans represent loans for working capital, purchases of equipment and other needs of commercial customers primarily located within the Bank’s geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and the customer’s market. While commercial loans are generally secured by the customer’s assets, including real property, inventory, accounts receivable, operating equipment and other property, and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are monitored on a continuous basis through interim reporting, covenant testing and annual underwriting.

CRE loans consist of term loans secured by a mortgage lien on real property and include both owner occupied CRE loans as well as non-owner occupied loans. Non-owner occupied CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family, industrial, office, retail and other specific use properties as well as CRE construction loans that are offered to builders and developers generally within the Bank’s geographical footprint. The primary risk characteristics in the non-owner occupied portfolio include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses. The Company requires collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements and equity investment in the project. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. Inherent lending risks are monitored on a continuous basis through quarterly monitoring and the Bank’s annual underwriting process, incorporating an analysis of cash flow, collateral, market conditions and guarantor liquidity, if applicable. CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. CRE loan policies are reviewed no less than semi-annually by management and approved by the Bank’s Board of Directors to ensure they align with current market conditions and the Bank’s moderate risk appetite. Construction loans are monitored monthly and includes on-site inspections. Management reviews all construction loans quarterly to ensure projects are on time and within budget. CRE concentration limits have been established by product type and are monitored quarterly by the Bank’s Credit Governance Committee and Bank Board of Directors.

CRE loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company does not monitor the CRE portfolio for attributes such as loan-to-value ratios, occupancy rates or net operating income, as these characteristics are assessed and evaluated on an individual loan basis. Portfolio stress testing is completed based on property type and takes into consideration changes to net operating income and capitalization rates. The Company does not have exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with strong occupancy levels.

The following table presents the geographical markets of the collateral related to the non-owner occupied CRE loans for the periods presented:

	March 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$408,858	49.5%	$394,754	48.5%
North Dakota	212,551	25.7%	214,884	26.4%
Arizona	130,568	15.8%	139,450	17.1%
Missouri	15,970	1.9%	15,969	2.0%
Oregon	14,956	1.8%	14,953	1.8%
South Dakota	14,720	1.8%	14,790	1.8%
Other	29,027	3.5%	19,661	2.4%
Total non-owner occupied commercial real estate loans	$826,650	100.0%	$814,461	100.0%

The Bank does not currently monitor owner occupied CRE loans based on geographical markets, as the primary source of repayment for these loans is predicated on the cash flow from the underlying operating entity. These loans are generally located within the Company’s geographical footprint.

Highly competitive conditions continue to prevail in the small- and middle-market commercial segments in which the Company primarily operates. The Company maintains a commitment to generating growth in the Company’s business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins. The Company continues to invest in additional personnel, technology and business development resources to further strengthen its capabilities.

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. Residential real estate loans also include home equity loans and lines of credit that are secured by a first or second lien on the borrower’s residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

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

The Company’s consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of March 31, 2024, the Company’s consumer mortgage portfolio was $879.0 million, which was a $2.0 million, or 0.2%, decrease from $881.0 million as of December 31, 2023. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2024:

	March 31, 2024
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$149,102	$259,712	$202,881	$—	$611,695
Real estate construction	12,214	109,851	1,709	2,192	125,966
Commercial real estate	91,414	610,152	384,410	66,972	1,152,948
Total commercial	252,730	979,715	589,000	69,164	1,890,609
Consumer
Residential real estate first mortgage	4,601	33,865	43,388	640,297	722,151
Residential real estate junior lien	8,684	21,224	32,724	94,250	156,882
Other revolving and installment	10,442	16,808	2,583	—	29,833
Total consumer	23,727	71,897	78,695	734,547	908,866
Total loans	$276,457	$1,051,612	$667,695	$803,711	$2,799,475
Loans with fixed interest rates:
Commercial
Commercial and industrial	$19,540	$211,917	$79,223	$—	$310,680
Real estate construction	10,220	22,143	34	—	32,397
Commercial real estate	78,793	415,228	253,237	23,456	770,714
Total commercial	108,553	649,288	332,494	23,456	1,113,791
Consumer
Residential real estate first mortgage	2,576	30,943	36,759	410,236	480,514
Residential real estate junior lien	2,314	6,312	22,269	14,091	44,986
Other revolving and installment	1,520	13,417	2,583	—	17,520
Total consumer	6,410	50,672	61,611	424,327	543,020
Total loans with fixed interest rates	$114,963	$699,960	$394,105	$447,783	$1,656,811
Loans with floating interest rates:
Commercial
Commercial and industrial	$129,562	$47,795	$123,658	$—	$301,015
Real estate construction	1,994	87,708	1,675	2,192	93,569
Commercial real estate	12,621	194,924	131,173	43,516	382,234
Total commercial	144,177	330,427	256,506	45,708	776,818
Consumer
Residential real estate first mortgage	2,025	2,922	6,629	230,061	241,637
Residential real estate junior lien	6,370	14,912	10,455	80,159	111,896
Other revolving and installment	8,922	3,391	—	—	12,313
Total consumer	17,317	21,225	17,084	310,220	365,846
Total loans with floating interest rates	$161,494	$351,652	$273,590	$355,928	$1,142,664

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

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 4 Loans and Allowance for Credit Losses” of the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$42,653	$29,840
Real estate construction	21,055	20,667
Commercial real estate	34,442	9,170
Total commercial	98,150	59,677
Consumer
Residential real estate first mortgage	5,301	105
Residential real estate junior lien	2,588	1,781
Other revolving and installment	1	—
Total consumer	7,890	1,886
Total loans	$106,040	$61,563
Criticized loans as a percent of total loans	3.79%	2.23%

The following table presents information regarding nonperforming assets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$7,345	$8,596
Accruing loans 90+ days past due	—	139
Total nonperforming loans	7,345	8,735
OREO and repossessed assets	3	32
Total nonperforming assets	7,348	8,767
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$7,348	$8,767
Nonperforming loans to total loans	0.26%	0.32%
Nonperforming assets to total assets	0.17%	0.22%
Allowance for credit losses on loans to nonperforming loans	498%	410%

Interest income lost on nonaccrual loans approximated $651 thousand and $38 thousand for the three months ended March 31, 2024 and 2023, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2024 and 2023.

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

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The expense for provision (recovery) for unfunded commitments for the three months ended March 31, 2024 and 2023, was ($0.8) million and $0.2 million, respectively.

The following table presents, by loan type, the changes in the allowance for credit losses on loans for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Balance—beginning of period	$35,843	$35,003
Commercial loan charge-offs
Commercial and Industrial	(164)	(175)
Real estate construction	—	—
Commercial real estate	(29)	—
Total commercial loan charge-offs	(193)	(175)
Consumer loan charge-offs
Residential real estate first mortgage	—	—
Residential real estate junior lien	—	(77)
Other revolving and installment	(12)	(5)
Total consumer loan charge-offs	(12)	(82)
Total loan charge-offs	(205)	(257)
Commercial loan recoveries
Commercial and Industrial	123	56
Real estate construction	—	—
Commercial real estate	11	11
Total commercial recoveries	134	67
Consumer loan recoveries
Residential real estate first mortgage	—	2
Residential real estate junior lien	—	6
Other revolving and installment	13	12
Total consumer loan recoveries	13	20
Total loan recoveries	147	87
Net loan charge-offs (recoveries)	58	170
Commercial loan provision
Commercial and Industrial	122	(395)
Real estate construction	(189)	439
Commercial real estate	834	35
Total commercial loan provision	767	79
Consumer loan provision
Residential real estate first mortgage	63	187
Residential real estate junior lien	(3)	121
Other revolving and installment	(28)	(118)
Total consumer loan provision	32	190
Total provision for credit losses on loans	799	269
Balance—end of period	$36,584	$35,102
Total loans	$2,799,475	$2,486,625
Average total loans	2,768,514	2,457,154
Allowance for credit losses on loans to total loans	1.31%	1.41
Net charge-offs/(recoveries) to average total loans (annualized)	0.01%	0.03

The following table summarizes the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Balance—beginning of period	$35,843	$35,003
Net charge-offs (recoveries):
Commercial net charge-offs (recoveries)
Commercial and Industrial	41	119
Real estate construction	—	—
Commercial real estate	18	(11)
Total commercial net charge-offs (recoveries)	59	108
Consumer net charge-offs (recoveries)
Residential real estate first mortgage	—	(2)
Residential real estate junior lien	—	71
Other revolving and installment	(1)	(7)
Total consumer net charge-offs (recoveries)	(1)	62
Total net charge-offs (recoveries)	58	170
Provision for credit losses on loans	799	269
Balance—end of period	$36,584	$35,102

Net charge-offs (recoveries) to average loans
Commercial net charge-offs (recoveries) to average loans
Commercial and Industrial	0.01%	0.02%
Real estate construction	—%	—%
Commercial real estate	—%	—%
Total commercial net charge-offs (recoveries) to average loans	0.01%	0.02%
Consumer net charge-offs (recoveries) to average loans
Residential real estate first mortgage	—%	—%
Residential real estate junior lien	—%	0.01%
Other revolving and installment	—%	—%
Total consumer net charge-offs (recoveries) to average loans	—%	0.01%
Total net charge-offs (recoveries) to average loans	0.01%	0.03%

Allowance for credit losses on loans to total loans	1.31%	1.41%
Allowance for credit losses on loans to nonaccrual loans	498%	1,657%
Allowance for credit losses on loans to nonperforming loans	498%	1,657%

The following table presents the allocation of the allowance for credit losses on loans as of the dates presented:

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$9,975	21.8%	$9,894	21.7%
Real estate construction	5,922	4.5	6,111	4.5
Commercial real estate	12,713	41.2	11,897	40.8
Residential real estate first mortgage	6,641	25.8	6,578	26.3
Residential real estate junior lien	1,148	5.6	1,151	5.6
Other revolving and installment	185	1.1	212	1.1
Total loans	$36,584	100.0%	$35,843	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the Consolidated Balance Sheets. The ACL for unfunded commitments was $6.6 million and $5.4 million as of March 31, 2024 and 2023, respectively.

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in the Company’s customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures.

Total deposits were $3.3 billion as of March 31, 2024, an increase of $189.4 million, or 6.1%, from December 31, 2023. Interest-bearing deposits increased $224.9 million while noninterest-bearing deposits decreased $35.6 million. The increase in total deposits was due to both seasonal inflows of public funds deposit balances and expanded commercial deposit relationships, along with time deposit and synergistic deposit growth. Noninterest-bearing deposits decreased from 23.5% of total deposits to 21.1% as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted funds. Time deposit balances increased as higher short-term CD rates attracted both existing non-maturity deposits as well as new deposits to the Company.

The following table presents the composition of the Company’s deposit portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$692,500	21.1%	$728,082	23.5%	$(35,582)	(4.9)%
Interest-bearing demand	938,751	28.6	840,711	27.2	98,040	11.7
Money market and savings	1,196,989	36.4	1,115,256	36.0	81,733	7.3
Time deposits	456,729	13.9	411,562	13.3	45,167	11.0
Total deposits	$3,284,969	100.0%	$3,095,611	100.0%	$189,358	6.1%

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$675,926	—%	$789,134	—%
Interest-bearing demand	869,060	1.97	746,660	0.87
Money market and savings	1,186,900	3.77	1,165,269	2.17
Time deposits	431,679	4.46	231,959	2.23
Total deposits	$3,163,565	2.56%	$2,933,022	1.26%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250 thousand and over, that were outstanding as of March 31, 2024:

March 31,
(dollars in thousands)	2024
Maturing in:
3 months or less	$54,618
3 months to 6 months	79,005
6 months to 1 year	14,031
1 year or greater	3,128
Total	$150,782

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.2 billion at March 31, 2024 These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$114,170	30.6%
Bank Term Funding Program (1)	355,000	57.8	—	—
FHLB Short-term advances	200,000	32.6	200,000	53.6
Subordinated notes	50,000	8.1	50,000	13.4
Junior subordinated debentures	8,985	1.5	8,956	2.4
Total borrowed funds	$613,985	100.0%	$373,126	100.0%
(1)	In the first quarter of 2024, the Company borrowed $355.0 million from BTFP for a period of up to one year at a fixed rate of 4.88%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company’s pledged collateral of investment securities.

Capital Resources

Stockholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders' equity increased $2.5 million, or 0.7%, to $371.6 million as of March 31, 2024, compared to $369.1 million as of December 31, 2023. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.23% as of March 31, 2024, from 7.94% as of December 31, 2023. Common equity tier 1 capital to risk weighted assets increased to 11.86% as of March 31, 2024, from 11.82% as of December 31, 2023.

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

At March 31, 2024 and December 31, 2023, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Capital Ratios	2024	2023
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	11.86%	11.82%
Tier 1 capital to risk weighted assets	12.13%	12.10%
Total capital to risk weighted assets	14.79%	14.76%
Tier 1 capital to average assets	9.89%	10.57%
Tangible common equity to tangible assets (1)	7.23%	7.94%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.71%	11.40%
Tier 1 capital to risk weighted assets	11.71%	11.40%
Total capital to risk weighted assets	12.87%	12.51%
Tier 1 capital to average assets	9.30%	9.92%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The capital ratios for the Company and the Bank, as of March 31, 2024, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 18 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet agreements as of March 31, 2024 and December 31, 2023, was as follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$916,200	$942,413
Standby letters of credit	12,755	10,045
Total	$928,955	$952,458

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

As of March 31, 2024, the Company had on balance sheet liquidity of $712.3 million, compared to $668.2 million as of December 31, 2023. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2024, the Company had no federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of March 31, 2024, the Company had $1.6 billion of collateral pledged to the FHLB and based on this collateral, the Company was eligible to borrow up to an additional $898.0 million from the FHLB. In addition, the Company can borrow up to $107.0 million through the unsecured lines of credit the Company has established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $867.6 million, as of March 31, 2024. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of March 31, 2024 and December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

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

The estimated impact on the Company’s net interest income as of March 31, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below:

	March 31, 2024		December 31, 2023
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	10.9%	8.0%	1.0%	2.4%
+300 basis points	8.0%	5.6%	0.5%	1.4%
+200 basis points	5.6%	4.3%	0.3%	0.9%
+100 basis points	3.0%	2.4%	0.4%	0.9%
−100 basis points	−0.8%	−2.9%	−1.0%	−1.7%
−200 basis points	−1.7%	−5.9%	−2.3%	−4.1%
−300 basis points	−2.9%	−9.6%	−4.1%	−7.2%
−400 basis points	−2.2%	−10.2%	−5.0%	−7.6%

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

The table below presents the change in the economic value of equity as of March 31, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	March 31,	December 31,
	2024	2023
+400 basis points	−8.5%	−15.5%
+300 basis points	−7.1%	−12.6%
+200 basis points	−3.5%	−7.7%
+100 basis points	−1.2%	−3.1%
−100 basis points	0.3%	1.6%
−200 basis points	−0.4%	2.0%
−300 basis points	−3.0%	−0.3%
−400 basis points	−7.2%	−5.6%

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its subsidiaries, to which the Company or any of its subsidiaries are a party or to which the Company's property is the subject.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the first quarter of 2024:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January 1-31, 2024	902	$20.62	—	1,000,000
February 1-29, 2024	1,856	22.39	—	1,000,000
March 1-31, 2024	33,658	22.06	—	1,000,000
Total	36,416	$22.04	—	1,000,000
(1)	Represents shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Existing Program, which authorized the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Existing Program was effective immediately and continued until February 18, 2024. On December 12, 2023, the Board approved a new stock repurchase program, or the New Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The New Program became effective on February 18, 2024, and replaced the Existing Program. The New Program will expire on February 18, 2027. Neither the Existing Program nor the New Program obligates the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under either the Existing Program or the New Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Executive Severance Agreement by and between Alerus Financial Corporation and Forrest Wilson, dated February 26, 2024 (incorporated by reference to Exhibit 10.32 on Form 10-K filed on March 8, 2024)

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: May 2, 2024	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)