Form 10-Q
period 2024-06-30
ALERUS FINANCIAL CORP
filed 2024-08-08
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock outstanding at August 5, 2024 was 19,777,796.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2024	2023
Assets	(Unaudited)
Cash and cash equivalents	$438,141	$129,893
Investment securities
Trading	2,868	—
Available-for-sale, at fair value (amortized cost of $561,960 and $584,754, respectively)	459,345	486,736
Held-to-maturity, at amortized cost (fair value of $243,689 and $258,617, respectively, with an allowance for credit losses on investments of $151 and $213, respectively)	286,532	299,515
Loans held for sale	38,158	11,497
Loans	2,915,792	2,759,583
Allowance for credit losses on loans	(38,332)	(35,843)
Net loans	2,877,460	2,723,740
Land, premises and equipment, net	17,328	17,940
Operating lease right-of-use assets	4,871	5,436
Accrued interest receivable	16,877	15,700
Bank-owned life insurance	35,508	33,236
Goodwill	46,783	46,783
Other intangible assets, net	14,510	17,158
Servicing rights	1,963	2,052
Deferred income taxes, net	35,732	34,595
Other assets	82,547	83,432
Total assets	$4,358,623	$3,907,713
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$701,428	$728,082
Interest-bearing	2,597,147	2,367,529
Total deposits	3,298,575	3,095,611
Short-term borrowings	555,000	314,170
Long-term debt	59,013	58,956
Operating lease liabilities	5,197	5,751
Accrued expenses and other liabilities	67,612	64,098
Total liabilities	3,985,397	3,538,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,777,796 and 19,734,077 issued and outstanding	19,778	19,734
Additional paid-in capital	150,857	150,343
Retained earnings	277,620	272,705
Accumulated other comprehensive income (loss)	(75,029)	(73,655)
Total stockholders’ equity	373,226	369,127
Total liabilities and stockholders’ equity	$4,358,623	$3,907,713

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans, including fees	$41,663	$33,267	$80,958	$64,200
Investment securities
Taxable	4,845	6,125	9,413	12,076
Exempt from federal income taxes	170	186	343	376
Other	6,344	762	11,346	1,497
Total interest income	53,022	40,340	102,060	78,149
Interest Expense
Deposits	21,284	12,678	41,436	21,782
Short-term borrowings	7,053	4,763	13,042	9,156
Long-term debt	684	665	1,362	1,319
Total interest expense	29,021	18,106	55,840	32,257
Net interest income	24,001	22,234	46,220	45,892
Provision for credit losses	4,489	—	4,489	550
Net interest income after provision for credit losses	19,512	22,234	41,731	45,342
Noninterest Income
Retirement and benefit services	16,078	15,890	31,733	31,372
Wealth management	6,360	5,449	12,477	10,644
Mortgage banking	2,554	2,905	4,224	4,622
Service charges on deposit accounts	456	311	845	612
Other	1,923	1,223	3,415	3,781
Total noninterest income	27,371	25,778	52,694	51,031
Noninterest Expense
Compensation	20,265	18,847	39,597	38,005
Employee taxes and benefits	5,134	4,724	11,322	10,577
Occupancy and equipment expense	1,815	1,837	3,722	3,736
Business services, software and technology expense	4,599	5,269	9,944	10,593
Intangible amortization expense	1,324	1,324	2,648	2,648
Professional fees and assessments	2,373	1,530	4,366	2,682
Marketing and business development	651	665	1,436	1,389
Supplies and postage	370	406	898	866
Travel	332	306	624	554
Mortgage and lending expenses	467	215	908	712
Other	1,422	1,250	2,306	2,480
Total noninterest expense	38,752	36,373	77,771	74,242
Income before income taxes	8,131	11,639	16,654	22,131
Income tax expense	1,923	2,535	4,014	4,841
Net income	$6,208	$9,104	$12,640	$17,290
Per Common Share Data
Basic earnings per common share	$0.31	$0.45	$0.64	$0.86

Diluted earnings per common share	$0.31	$0.45	$0.63	$0.85
Dividends declared per common share	$0.20	$0.19	$0.39	$0.37
Average common shares outstanding	19,777	20,033	19,758	20,030
Diluted average common shares outstanding	20,050	20,241	20,018	20,243

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$6,208	$9,104	$12,640	$17,290
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(1,221)	(9,720)	(4,739)	(4,879)
Net change in unrealized gain (losses) on cash flow hedging derivatives	25	—	709	—
Net change in unrealized gain (losses) on other derivatives	164	3,794	2,195	2,069
Total other comprehensive income (loss), before tax	(1,032)	(5,926)	(1,835)	(2,810)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(259)	(1,491)	(461)	(709)
Other comprehensive income (loss), net of tax	(773)	(4,435)	(1,374)	(2,101)
Total comprehensive income (loss)	$5,435	$4,669	$11,266	$15,189

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2023	20,067	$154,818	$280,540	$(96,307)	$359,118
Net income	—	—	9,104	—	9,104
Other comprehensive income (loss)	—	—	—	(4,435)	(4,435)
Common stock repurchased	(170)	(2,783)	—	—	(2,953)
Common stock dividends	—	—	(3,805)	—	(3,805)
Share‑based compensation expense	18	638	—	—	656
Vesting of restricted stock	—	—	—	—	—
Balance as of June 30, 2023	19,915	$152,673	$285,839	$(100,742)	$357,685

Balance as of March 31, 2024	19,777	$150,741	$275,374	$(74,256)	$371,636
Net income	—	—	6,208	—	6,208
Other comprehensive income (loss)	—	—	—	(773)	(773)
Common stock repurchased	—	(4)	—	—	(4)
Common stock dividends	—	—	(3,962)	—	(3,962)
Share‑based compensation expense	—	121	—	—	121
Vesting of restricted stock	1	(1)	—	—	—
Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226

	Six months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	17,290	—	17,290
Other comprehensive income (loss)	—	—	—	(2,101)	(2,101)
Common stock repurchased	(187)	(3,127)	—	—	(3,314)
Common stock dividends	—	—	(7,425)	—	(7,425)
Share‑based compensation expense	18	797	—	—	815
Vesting of restricted stock	92	(92)	—	—	—
Balance as of June 30, 2023	19,915	$152,673	$285,839	$(100,742)	$357,685

Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	12,640	—	12,640
Other comprehensive income (loss)	—	—	—	(1,374)	(1,374)
Common stock repurchased	(7)	(149)	—	—	(156)
Common stock dividends	—	—	(7,725)	—	(7,725)
Share‑based compensation expense	—	714	—	—	714
Vesting of restricted stock	51	(51)	—	—	—
Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2024	2023
Operating Activities
Net income	$12,640	$17,290
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(676)	857
Provision for credit losses	4,489	550
Depreciation and amortization	4,271	4,239
Amortization and accretion of premiums/discounts on investment securities	853	1,092
Amortization of operating lease right-of-use assets	11	1,571
Share‑based compensation expense	714	815
Originations on loans held for sale	(154,739)	(146,664)
Proceeds on loans held for sale	131,532	138,818
(Increase) in value of bank-owned life insurance	(337)	(434)
Realized loss (gain) on derivative instruments	(913)	1,344
Realized loss (gain) on loans sold	(3,497)	(3,531)
Realized loss (gain) on sale of foreclosed assets	1	5
Realized loss (gain) on BOLI mortality	—	(1,196)
Realized loss (gain) on servicing rights	(134)	(25)
Net change in:
Accrued interest receivable	(1,177)	(718)
Other assets	(1,335)	1,758
Accrued expenses and other liabilities	8,799	(3,771)
Net cash provided (used) by operating activities	502	12,000
Investing Activities
Proceeds from sales of trading investment securities	7,443	—
Purchases of trading investment securities	(10,211)	—
Proceeds from maturities of investment securities available-for-sale	22,384	34,549
Proceeds from calls of investment securities held-to-maturity	251	126
Proceeds from maturities and paydowns of investment securities held-to-maturity	12,209	12,492
Net (increase) decrease in loans	(158,937)	(89,295)
Net (increase) decrease in FHLB stock	4,952	(5,020)
Purchases of BOLI	(1,935)	—
Proceeds from BOLI mortality claim	—	2,828
Purchases of premises and equipment	(4,566)	(1,088)
Proceeds from sales of foreclosed assets	36	25
Net cash provided (used) by investing activities	(128,374)	(45,383)
Financing Activities
Net increase (decrease) in deposits	202,964	(62,629)
Net increase (decrease) in short-term borrowings	240,830	113,980
Repayments of long-term debt	1	—
Cash dividends paid on common stock	(7,519)	(7,425)
Repurchase of common stock	(156)	(3,314)
Net cash provided (used) by financing activities	436,120	40,612
Net change in cash and cash equivalents	308,248	7,229
Cash and cash equivalents at beginning of period	129,893	58,242
Cash and cash equivalents at end of period	$438,141	$65,471

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
	2024	2023
Supplemental Cash Flow Disclosures
Interest paid	$47,719	$31,723
Income taxes paid	174	3,720
Cash dividends declared, not paid	3,962	3,804
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(5)	—
Right-of-use assets obtained in exchange for new operating lease liabilities, net	318	2,286
Change in fair value hedges presented within residential real estate loans and other assets	143	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP, for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation, or the Company, as of June 30, 2024 and December 31, 2023, the consolidated statements of income for the three and six months ended June 30, 2024 and 2023, consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal operating subsidiary is Alerus Financial, National Association, or the Bank. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2024, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2024.

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

NOTE 3 Business Combinations

On May 15, 2024, the Company and HMN Financial, Inc. (“HMNF”), the holding company for Home Federal Savings Bank, jointly announced the signing of a merger agreement pursuant to which the Company will acquire HMNF. Under the terms of the merger agreement, HMNF will merge with and into the Company and Home Federal Savings Bank will merge with and into the Company’s wholly-owned subsidiary, Alerus Financial, National Association, in a transaction valued at approximately $123.7 million. The acquisition will further enhance the Company’s footprint in southern Minnesota.

Under the terms of the merger agreement, stockholders of HMNF will receive 1.25 shares of the Company’s common stock for each share of HMNF common stock, which exchange ratio is subject to potential downward adjustment if certain financial metrics are not met at closing, and the merger is expected to qualify as a tax-free reorganization for HMNF’s stockholders. Based on the closing price of the Company’s common stock on May 14, 2024, the trading day immediately preceding the public announcement of the merger, of $20.69, the implied merger consideration that an HMNF stockholder would be entitled to receive for each share of HMNF common stock owned would be $25.86 with an aggregate transaction value of approximately $123.7 million. Upon closing of the transaction, stockholders of HMNF are expected to hold approximately 22.0% of the Company’s outstanding common stock.

The transaction has been unanimously approved by the Boards of Directors of both companies. Completion of the merger is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the stockholders of both the Company and HMNF. Both the Company and HMNF will host special meetings of their respective stockholders on September 12, 2024, in order to seek approval of the transaction. The transaction is expected to close in the fourth quarter of 2024.

During both the three and six months ended June 30, 2024, the Company incurred $0.6 million in pre-tax acquisition expenses related to the planned acquisition of HMNF, comprised of legal and professional fees included in professional fees and assessments expense in the consolidated statements of income.

NOTE 4 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. As of June 30, 2024, the fair value of the Company’s trading securities was $2.9 million. There were no trading securities as of December 31, 2023. Changes in fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees, executives, and directors.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, or ACL, and fair value of the available-for-sale, or AFS, investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity, or HTM, securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$765	$3	$(2)	$—	$766
Mortgage backed securities
Residential agency	501,718	—	(93,930)	—	407,788
Commercial	1,465	—	(112)	—	1,353
Asset backed securities	22	—	(1)	—	21
Corporate bonds	57,990	—	(8,573)	—	49,417
Total available-for-sale investment securities	561,960	3	(102,618)	—	459,345
Held-to-maturity
Obligations of state and political agencies	123,273	—	(13,320)	94	109,953
Mortgage backed securities
Residential agency	163,410	—	(29,674)	57	133,736
Total held-to-maturity investment securities	286,683	—	(42,994)	151	243,689
Total investment securities	$848,643	$3	$(145,612)	$151	$703,034

	December 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$1,119	$4	$(3)	—	$1,120
Mortgage backed securities
Residential agency	524,140	1	(88,547)	—	435,594
Commercial	1,476	—	(123)	—	1,353
Asset backed securities	26	—	(1)	—	25
Corporate bonds	57,993	—	(9,349)	—	48,644
Total available-for-sale investment securities	584,754	5	(98,023)	—	486,736
Held-to-maturity
Obligations of state and political agencies	129,603	—	(12,613)	114	116,990
Mortgage backed securities
Residential agency	170,125	—	(28,498)	99	141,627
Total held-to-maturity investment securities	299,728	—	(41,111)	213	258,617
Total investment securities	$884,482	$5	$(139,134)	$213	$745,353

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2024 represented a credit loss impairment. As of both June 30, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both June 30, 2024 and December 31, 2023; however, all such bonds had an investment grade rating as of both June 30, 2024 and December 31, 2023. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss on given default analysis, the ACL on HTM debt securities was $151 thousand and $213 thousand as of June 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of June 30, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.4 million and $1.3 million, respectively. As of December 31, 2023, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.5 million and $1.4 million, respectively.

The Company had no sales or calls of AFS investment securities for the three and six months ended June 30, 2024 and 2023.

The Company had no sales of HTM investment securities for the three and six months ended June 30, 2024 and 2023.

The following tables present investment securities with gross unrealized losses, for which an ACL has not been recorded at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		June 30, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(2)	$390	$—	$—	$(2)	$390
Mortgage backed securities
Residential agency	111	—	60	(93,930)	407,712	(93,930)	407,772
Commercial	1	—	—	(112)	1,353	(112)	1,353
Asset backed securities	3	—	—	(1)	21	(1)	21
Corporate bonds	12	—	—	(8,573)	49,417	(8,573)	49,417
Total available-for-sale investment securities	128	$(2)	$450	$(102,616)	$458,503	$(102,618)	$458,953

		December 31, 2023
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$489	$—	$—	$(3)	$489
Mortgage backed securities
Residential agency	112	—	43	(88,547)	435,505	(88,547)	435,548
Commercial	1	—	—	(123)	1,353	(123)	1,353
Asset backed securities	3	—	—	(1)	25	(1)	25
Corporate bonds	12	—	—	(9,349)	48,644	(9,349)	48,644
Total available-for-sale investment securities	129	$(3)	$532	$(98,020)	$485,527	$(98,023)	$486,059

The Company determined that the expected credit loss on its HTM portfolio was $151 thousand and $213 thousand as of June 30, 2024, and December 31, 2023, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended June 30, 2024 and 2023.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of June 30, 2024, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$7,992	$7,823	$—	$—
Due after one year through five years	51,078	46,779	1,868	1,754
Due after five years through ten years	52,362	45,159	57,995	49,421
Due after 10 years	11,841	10,192	379	382
	123,273	109,953	60,242	51,557
Mortgage-backed securities
Residential agency	163,410	133,736	501,718	407,788
Total investment securities	$286,683	$243,689	$561,960	$459,345

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $525.8 million and $250.0 million were pledged as of June 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.

As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Federal Reserve	$4,623	$4,623
FHLB	11,614	16,566

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2024, the conversion ratio was 1.5875. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,992 Class A equivalents) that the Company owned as of June 30, 2024 and December 31, 2023, were carried at a zero cost basis.

NOTE 5 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$591,779	$562,180
Commercial real estate
Construction, land and development	161,751	124,034
Multifamily	242,041	245,103
Non-owner occupied	647,776	569,354
Owner occupied	283,356	271,623
Total commercial real estate	1,334,924	1,210,114
Agricultural
Land	41,410	40,832
Production	40,549	36,141
Total agricultural	81,959	76,973
Total commercial	2,008,662	1,849,267
Consumer
Residential real estate
First lien	686,286	697,900
Construction	22,573	28,979
HELOC	126,211	118,315
Junior lien	36,323	35,819
Total residential real estate	871,393	881,013
Other consumer	35,737	29,303
Total consumer	907,130	910,316
Total loans	$2,915,792	$2,759,583

Total loans included net deferred loan fees and costs of $264 thousand and $248 thousand at June 30, 2024 and December 31, 2023, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $3.9 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $13.5 million at June 30, 2024 and $12.2 million at December 31, 2023.

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:

●	The Credit Risk team, Collection and Special Assets team and the Credit Governance Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company’s systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.

●	The Loan Committee is responsible for reviewing and approving all credit requests that exceed individual limits that have not been countersigned by an individual with sufficient assigned authority. This committee has full authority to commit the Bank to any request that fits within its assigned approval authority.

●	The adequacy of the ACL is overseen by the ACL Governance Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including

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

Loans with a carrying value of $2.1 billion as of June 30, 2024 and December 31, 2023, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,508	$(663)	$(2,730)	$119	$6,234
Commercial real estate
Construction, land and development	5,922	4,898	—	—	10,820
Multifamily	2,148	282	—	—	2,430
Non-owner occupied	8,104	668	—	—	8,772
Owner occupied	2,461	(190)	—	9	2,280
Total commercial real estate	18,635	5,658	—	9	24,302
Agricultural
Land	248	11	—	—	259
Production	219	(34)	—	—	185
Total agricultural	467	(23)	—	—	444
Total commercial	28,610	4,972	(2,730)	128	30,980
Consumer
Residential real estate
First lien	6,152	(786)	—	—	5,366
Construction	489	(31)	—	—	458
HELOC	864	22	—	—	886
Junior lien	284	(41)	(3)	74	314
Total residential real estate	7,789	(836)	(3)	74	7,024
Other consumer	185	134	(1)	10	328
Total consumer	7,974	(702)	(4)	84	7,352
Total	$36,584	$4,270	$(2,734)	$212	$38,332
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $275 thousand related to off-balance sheet credit exposure and $(56) thousand related to HTM investment securities.

	Six months ended June 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$(819)	$(2,894)	$242	$6,234
Commercial real estate
Construction, land and development	6,135	4,685	—	—	10,820
Multifamily	1,776	654	—	—	2,430
Non-owner occupied	7,726	1,046	—	—	8,772
Owner occupied	2,449	(160)	(29)	20	2,280
Total commercial real estate	18,086	6,225	(29)	20	24,302
Agricultural
Land	96	163	—	—	259
Production	84	101	—	—	185
Total agricultural	180	264	—	—	444
Total commercial	27,971	5,670	(2,923)	262	30,980
Consumer
Residential real estate
First lien	6,087	(721)	—	—	5,366
Construction	485	(27)	—	—	458
HELOC	835	51	—	—	886
Junior lien	264	(21)	(3)	74	314
Total residential real estate	7,671	(718)	(3)	74	7,024
Other consumer	201	117	(13)	23	328
Total consumer	7,872	(601)	(16)	97	7,352
Total	$35,843	$5,069	$(2,939)	$359	$38,332
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($518) thousand related to off-balance sheet credit exposure and $(62) thousand related to HTM investment securities.

	Three months ended June 30, 2023
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,954	$(137)	$(85)	$438	$8,170
Commercial real estate
Construction, land and development	4,349	(618)	—	—	3,731
Multifamily	1,562	429	—	—	1,991
Non-owner occupied	8,045	510	—	—	8,555
Owner occupied	2,900	(17)	—	11	2,894
Total commercial real estate	16,856	304	—	11	17,171
Agricultural
Land	192	(56)	—	1	137
Production	152	(49)	—	—	103
Total agricultural	344	(105)	—	1	240
Total commercial	25,154	62	(85)	450	25,581
Consumer
Residential real estate
First lien	7,389	182	—	—	7,571
Construction	908	(123)	—	—	785
HELOC	1,038	79	—	—	1,117
Junior lien	290	(5)	—	46	331
Total residential real estate	9,625	133	—	46	9,804
Other consumer	323	(4)	(23)	15	311
Total consumer	9,948	129	(23)	61	10,115
Total	$35,102	$191	$(108)	$511	$35,696
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $186 thousand related to off-balance sheet credit exposure and $5 thousand related to HTM investment securities.

	Six months ended June 30, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,690	$(535)	$(219)	$(260)	$494	$8,170
Commercial real estate
Construction, land and development	1,458	2,551	(278)	—	—	3,731
Multifamily	1,062	(162)	1,091	—	—	1,991
Non-owner occupied	7,543	1,344	(332)	—	—	8,555
Owner occupied	4,188	(1,324)	8	—	22	2,894
Total commercial real estate	14,251	2,409	489	—	22	17,171
Agricultural
Land	281	(86)	(59)	—	1	137
Production	250	(76)	(71)	—	—	103
Total agricultural	531	(162)	(130)	—	1	240
Total commercial	23,472	1,712	140	(260)	517	25,581
Consumer
Residential real estate
First lien	5,495	1,800	274	—	2	7,571
Construction	345	468	(28)	—	—	785
HELOC	951	59	104	—	3	1,117
Junior lien	352	(85)	92	(77)	49	331
Total residential real estate	7,143	2,242	442	(77)	54	9,804
Other consumer	531	(97)	(122)	(28)	27	311
Total consumer	7,674	2,145	320	(105)	81	10,115
Total	$31,146	$3,857	$460	$(365)	$598	$35,696
(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $44 thousand related to off-balance sheet credit exposure and $46 thousand related to HTM investment securities.

The ACL on loans at June 30, 2024 was $38.3 million, an increase of $2.5 million, or 6.9%, from December 31, 2023. The increase was primarily due to a combined ACL increase of $5.7 million in the provision for credit losses on construction, land and development and non-owner occupied commercial real estate (“CRE”) loans. This increase was primarily due to organic loan growth and an increased reserve related to an individually evaluated construction, land and development CRE loan. This was partially offset by a decreased ACL for commercial and industrial loans. This decrease was primarily driven by a $2.6 million charge-off of one loan.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. As of June 30, 2024, the Company’s total exposure to the general business industry was 10.0% of total loans. There were no other industry concentrations exceeding 10% of the Company’s total loan portfolio as of June 30, 2024.

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

The Company’s ratings are aligned to pass and criticized categories. The criticized category includes special mention, substandard, and doubtful risk ratings. The risk ratings are defined as follows:

●	Pass: A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
●	Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
●	Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss: Loans classified as loss are considered uncollectible and charged off immediately.

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2024 and December 31, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$80,726	$163,047	$75,992	$51,180	$49,204	$42,627	$109,070	$571,846
Special mention	—	534	—	7,634	—	10	3	8,181
Substandard	—	685	—	2,469	3,084	2,158	3,356	11,752
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$80,726	$164,266	$75,992	$61,283	$52,288	$44,795	$112,429	$591,779
Gross charge-offs for the period ended	$—	$85	$—	$—	$2,566	$243	$—	$2,894
CRE − Construction, land and development
Pass	$23,657	$40,253	$63,103	$5,113	$17	$915	$7,218	$140,276
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	21,475	—	—	—	—	21,475
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$23,657	$40,253	$84,578	$5,113	$17	$915	$7,218	$161,751
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$22,571	$67,366	$66,831	$19,364	$31,879	$20,581	$261	$228,853
Special mention	—	—	—	—	12,884	—	—	12,884
Substandard	—	—	—	—	—	304	—	304
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$22,571	$67,366	$66,831	$19,364	$44,763	$20,885	$261	$242,041
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$49,799	$161,500	$145,403	$64,835	$61,646	$139,166	$5,179	$627,528
Special mention	—	—	—	7,070	—	1,109	—	8,179
Substandard	—	5,717	—	2,592	—	3,760	—	12,069
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$49,799	$167,217	$145,403	$74,497	$61,646	$144,035	$5,179	$647,776
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$27,824	$30,586	$52,609	$42,915	$35,143	$82,351	$2,523	$273,951
Special mention	—	—	—	—	—	339	—	339
Substandard	—	244	97	2,506	—	6,219	—	9,066
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$27,824	$30,830	$52,706	$45,421	$35,143	$88,909	$2,523	$283,356
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$29	$—	$29
Agricultural − Land
Pass	$3,308	$5,769	$12,754	$4,581	$5,709	$6,819	$—	$38,940
Special mention	—	—	—	—	—	—	—	—
Substandard	—	304	2,166	—	—	—	—	2,470
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$3,308	$6,073	$14,920	$4,581	$5,709	$6,819	$—	$41,410
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$6,650	$6,451	$4,868	$620	$1,513	$715	$18,385	$39,202
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,347	—	—	—	—	1,347
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,650	$6,451	$6,215	$620	$1,513	$715	$18,385	$40,549
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$11,419	$61,592	$189,493	$210,737	$104,462	$107,778	$180	$685,661
Nonperforming	—	—	—	7	12	606	—	625
Subtotal	$11,419	$61,592	$189,493	$210,744	$104,474	$108,384	$180	$686,286
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$1,162	$10,085	$10,022	$1,304	$—	$—	$—	$22,573
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$1,162	$10,085	$10,022	$1,304	$—	$—	$—	$22,573
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$1,505	$6,663	$6,403	$1,245	$1,052	$1,248	$107,932	$126,048
Nonperforming	—	—	—	—	—	163	—	163
Subtotal	$1,505	$6,663	$6,403	$1,245	$1,052	$1,411	$107,932	$126,211
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Junior lien
Performing	$3,796	$9,981	$8,277	$4,712	$3,035	$4,596	$1,807	$36,204
Nonperforming	—	—	—	107	—	12	—	119
Subtotal	$3,796	$9,981	$8,277	$4,819	$3,035	$4,608	$1,807	$36,323
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$3	$—	$3
Other consumer
Performing	$5,002	$4,131	$5,415	$704	$2,807	$1,236	$16,442	$35,737
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,002	$4,131	$5,415	$704	$2,807	$1,236	$16,442	$35,737
Gross charge-offs for the period ended	$—	$—	$3	$—	$—	$10	$—	$13
Total loans	$237,419	$574,908	$666,255	$429,695	$312,447	$422,712	$272,356	$2,915,792
Gross charge-offs for the period ended	$—	$85	$3	$—	$2,566	$285	$—	$2,939

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$189,643	$83,233	$66,837	$62,367	$31,859	$14,879	$83,522	$532,340
Special mention	—	—	—	—	—	—	—	—
Substandard	464	4,844	236	6,328	94	2,513	15,361	29,840
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$190,107	$88,077	$67,073	$68,695	$31,953	$17,392	$98,883	$562,180
Gross charge-offs for the period ended	$39	$—	$49	$11	$247	$90	$—	$436
CRE − Construction, land and development
Pass	$29,902	$57,944	$14,326	$122	$—	$952	$121	$103,367
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20,667	—	—	—	—	—	20,667
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,902	$78,611	$14,326	$122	$—	$952	$121	$124,034
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$71,994	$67,368	$16,637	$48,643	$24,581	$15,435	$135	$244,793
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	310	—	310
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$71,994	$67,368	$16,637	$48,643	$24,581	$15,745	$135	$245,103
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$154,813	$127,550	$79,046	$62,857	$69,269	$69,680	$5,121	$568,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	875	143	—	1,018
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$154,813	$127,550	$79,046	$62,857	$70,144	$69,823	$5,121	$569,354
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$39,030	$55,337	$41,623	$36,339	$22,340	$66,574	$2,538	$263,781
Special mention	—	—	—	—	—	262	—	262
Substandard	—	587	2,872	—	2,815	1,306	—	7,580
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$39,030	$55,924	$44,495	$36,339	$25,155	$68,142	$2,538	$271,623
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$61,201	$190,749	$217,146	$108,100	$33,102	$87,213	$284	$697,795
Nonperforming	—	—	—	—	—	105	—	105
Subtotal	$61,201	$190,749	$217,146	$108,100	$33,102	$87,318	$284	$697,900
Gross charge-offs for the period ended	$—	$—	$9	$—	$—	$—	$—	$9
Residential real estate − Construction
Performing	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$40	$—	$40
Residential real estate − Junior lien
Performing	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$50	$34,038
Nonperforming	—	—	—	—	—	—	1,781	1,781
Subtotal	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$1,831	$35,819
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$77	$—	$77
Other consumer
Performing	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Gross charge-offs for the period ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$596,067	$667,909	$452,797	$341,964	$191,674	$273,541	$235,631	$2,759,583
Gross charge-offs for the period ended	$43	$2	$58	$42	$253	$215	$—	$613

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$586,979	$1,594	$128	$—	$3,078	$591,779
Commercial real estate
Construction, land and development	140,276	—	—	—	21,475	161,751
Multifamily	242,041	—	—	—	—	242,041
Non-owner occupied	641,975	—	5,801	—	—	647,776
Owner occupied	280,989	279	—	—	2,088	283,356
Total commercial real estate	1,305,281	279	5,801	—	23,563	1,334,924
Agricultural
Land	41,410	—	—	—	—	41,410
Production	40,479	—	—	—	70	40,549
Total agricultural	81,889	—	—	—	70	81,959
Total commercial	1,974,149	1,873	5,929	—	26,711	2,008,662
Consumer
Residential real estate
First lien	684,325	877	460	—	624	686,286
Construction	17,893	—	4,680	—	—	22,573
HELOC	124,392	274	1,382	—	163	126,211
Junior lien	35,648	108	447	—	120	36,323
Total residential real estate	862,258	1,259	6,969	—	907	871,393
Other consumer	35,309	132	296	—	—	35,737
Total consumer	897,567	1,391	7,265	—	907	907,130
Total	$2,871,716	$3,264	$13,194	$—	$27,618	$2,915,792

	December 31, 2023
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$554,602	$844	$—	$139	$6,595	$562,180
Commercial real estate
Construction, land and development	124,034	—	—	—	—	124,034
Multifamily	245,103	—	—	—	—	245,103
Non-owner occupied	569,267	87	—	—	—	569,354
Owner occupied	270,467	41	—	—	1,115	271,623
Total commercial real estate	1,208,871	128	—	—	1,115	1,210,114
Agricultural
Land	40,832	—	—	—	—	40,832
Production	36,061	80	—	—	—	36,141
Total agricultural	76,893	80	—	—	—	76,973
Total commercial	1,840,366	1,052	—	139	7,710	1,849,267
Consumer
Residential real estate
First lien	695,807	901	554	—	638	697,900
Construction	28,979	—	—	—	—	28,979
HELOC	117,540	597	—	—	178	118,315
Junior lien	35,680	69	—	—	70	35,819
Total residential real estate	878,006	1,567	554	—	886	881,013
Other consumer	29,086	170	47	—	—	29,303
Total consumer	907,092	1,737	601	—	886	910,316
Total	$2,747,458	$2,789	$601	$139	$8,596	$2,759,583

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$3,061	$3,078	$—
Commercial real estate
Construction, land and development	—	21,475	—
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	1,446	2,088	—
Total commercial real estate	1,446	23,563	—
Agricultural
Land	—	—	—
Production	70	70	—
Total agricultural	70	70	—
Total commercial	4,577	26,711	—
Consumer
Residential real estate
First lien	618	624	—
Construction	—	—	—
HELOC	163	163	—
Junior lien	120	120	—
Total residential real estate	901	907	—
Other consumer	—	—	—
Total consumer	901	907	—
Total	$5,478	$27,618	$—

	December 31, 2023
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$79	$6,595	$139
Commercial real estate
Construction, land and development	—	—	—
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	95	1,115	—
Total commercial real estate	95	1,115	—
Agricultural
Land	—	—	—
Production	—	—	—
Total agricultural	—	—	—
Total commercial	174	7,710	139
Consumer
Residential real estate
First lien	632	638	—
Construction	—	—	—
HELOC	115	178	—
Junior lien	70	70	—
Total residential real estate	817	886	—
Other consumer	—	—	—
Total consumer	817	886	—
Total	$991	$8,596	$139

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended June 30, 2024 and 2023, is estimated to have been $188 thousand and $63 thousand, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended June 30, 2024 or 2023. At June 30, 2024 and December 31, 2023, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $13.5 million and $12.2 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During both the three and six months ended June 30, 2024 and 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,790	$—	$—	$2,790	$—
Commercial real estate
Construction, land and development	21,475	—	—	21,475	5,756
Multifamily	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Owner occupied	828	—	29	857	328
Total commercial real estate	22,303	—	29	22,332	6,084
Agricultural
Land	—	—	—	—	—
Production	—	70	—	70	—
Total agricultural	—	70	—	70	—
Total commercial	25,093	70	29	25,192	6,084
Consumer
Residential real estate
First lien	624	—	—	624	3
Construction	—	—	—	—	—
HELOC	163	—	—	163	—
Junior lien	107	6	—	113	—
Total residential real estate	894	6	—	900	3
Other consumer	—	—	—	—	—
Total consumer	894	6	—	900	3
Total	$25,987	$76	$29	$26,092	$6,087

	As of December 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$6,124	$—	$—	$6,124	$2,384
Commercial real estate
Construction, land and development	—	—	—	—	—
Multifamily	—		—	—	—
Non-owner occupied	—		—	—	—
Owner occupied	695		96	791	601
Total commercial real estate	695	—	96	791	601
Agricultural
Land	—	—	—	—	—
Production	—	—	—	—	—
Total agricultural	—	—	—	—	—
Total commercial	6,819	—	96	6,915	2,985
Consumer
Residential real estate
First lien	638	—	—	638	3
Construction	—		—	—	—
HELOC	64	22	—	86	—
Junior lien	70	—	93	163	6
Total residential real estate	772	22	93	887	9
Other consumer	—	—	—	—	—
Total consumer	772	22	93	887	9
Total	$7,591	$22	$189	$7,802	$2,994

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

NOTE 6 Land, Premises and Equipment, Net

Components of land, premises and equipment at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Land (1)	$3,036	$4,542
Buildings and improvements (1)	23,177	28,172
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	36,136	34,086
	65,006	69,457
Less accumulated depreciation	(47,678)	(51,517)
Total	$17,328	$17,940
(1)	Excludes assets held for sale.

Depreciation expense was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $1.3 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

On July 1, 2024, the Company entered into a purchase agreement to sell its South Fargo branch in Fargo, North Dakota. At June 30, 2024, the facility included assets with a carrying value of approximately $1.7 million. The sale of this facility during 2024 is likely, and the Company expects to record a gain on the sale upon closing, since the offer of $5.3 million is greater than the property’s carrying value. On February 6, 2024, the Company entered into a purchase agreement to sell its branch in Shorewood, Minnesota for $2.8 million. The sale of this facility during 2024 is likely, and the Company expects to record a gain on the sale upon closing, since the offer of $2.8 million is greater than the property’s carrying value of $2.1 million. Total assets held for sale by the Company at June 30, 2024 were $3.8 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 7 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Banking	$35,260	$35,260
Retirement and benefit services	11,523	11,523
Total goodwill	$46,783	$46,783

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of June 30, 2024.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(31,974)	$9,449	$41,423	$(29,959)	$11,464
Core deposit intangible assets	7,592	(2,531)	5,061	7,592	(1,898)	5,694
Total intangible assets	$49,015	$(34,505)	$14,510	$49,015	$(31,857)	$17,158

Amortization of intangible assets was $1.3 million for both the three months ended June 30, 2024 and 2023. Amortization of intangible assets was $2.6 million for both the six months ended June 30, 2024 and 2023.

NOTE 8 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $184.3 million and $190.0 million as of June 30, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Servicing Assets:
Balance at beginning of period	$1,983	$2,421	$2,052	$2,643
Additions, net of valuation reserve (1)	320	312	341	274
Amortization (2)	(133)	(134)	(223)	(318)
Balance at end of period	2,170	2,599	2,170	2,599
Less valuation reserve (3)	(207)	(248)	(207)	(248)
Balance at end of period, net of valuation reserve	$1,963	$2,351	$1,963	$2,351
Fair value, beginning of period	$2,083	$2,421	$2,062	$2,643
Fair value, end of period	$2,082	$2,351	$2,082	$2,351
(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2024 and December 31, 2023. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2024	2023
Fair value of servicing rights	$2,082	$2,062
Weighted-average remaining term, years	18.9	18.8
Prepayment speeds	6.3%	6.2%
Discount rate	11.1%	11.1%

NOTE 9 Leases

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of June 30, 2024 and December 31, 2023:

		June 30,	December 31,
(dollars in thousands)		2024	2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$4,871	$5,436
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$5,197	$5,751

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term for the discount rate. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

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

The following table presents lease costs and other lease information for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Lease costs
Operating lease cost	$442	$354	$903	$935
Variable lease cost	206	474	472	699
Short-term lease cost	67	39	104	82
Finance lease cost
Interest on lease liabilities	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Sublease income	(51)	(60)	(99)	(119)
Net lease cost	$664	$807	$1,380	$1,597
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$460	$474	$920	$953
Right-of-use assets obtained in exchange for new operating lease liabilities	210	2,029	318	2,286

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
June 30, 2025	$1,664
June 30, 2026	1,313
June 30, 2027	1,135
June 30, 2028	588
June 30, 2029	383
Thereafter	1,845
Total future minimum lease payments	$6,928
Amounts representing interest	(1,731)
Total operating lease liabilities	$5,197

NOTE 10 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Noninterest-bearing	$701,428	$728,082
Interest-bearing
Interest-bearing demand	1,003,585	840,711
Savings accounts	79,747	82,485
Money market savings	1,022,470	1,032,771
Time deposits	491,345	411,562
Total interest-bearing	2,597,147	2,367,529
Total deposits	$3,298,575	$3,095,611

Certificates of deposit in excess of $250,000 totaled $190.8 million and $121.8 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 11 Short-Term Borrowings

Short-term borrowings at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Fed funds purchased	$—	$114,170
Bank Term Funding Program (1)	355,000	—
FHLB short-term advances	200,000	200,000
Total	$555,000	$314,170
(1)	In the first quarter of 2024, the Company borrowed $355.0 million from the Bank Term Funding Program, or BTFP, for a period of up to one year at a fixed rate of 4.88%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company’s pledged collateral of investment securities.

NOTE 12 Long-Term Debt

Long-term debt as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,605	Three-month CME SOFR + 0.26% + 3.10%	8.70%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,408	Three-month CME SOFR + 0.26% + 1.80%	7.40%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,013

	December 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,583	Three-month CME SOFR + 0.26% + 3.10%	8.72%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,373	Three-month CME SOFR + 0.26% + 1.80%	7.45%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,956

NOTE 13 Commitments and Contingencies

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of June 30, 2024 and December 31, 2023, respectively, was as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$925,260	$942,413
Standby letters of credit	15,853	10,045
Total	$941,113	$952,458

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2024 and December 31, 2023, the ACL on unfunded commitments was $6.9 million and $7.4 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheet. For the six months ended June 30, 2024 and 2023, the provision for credit losses on unfunded commitments was ($518) thousand and $44 thousand, respectively.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

The Company was not required to perform on any financial guarantees and did not incur any losses on its commitments during the past two years.

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of June 30, 2024 or December 31, 2023. With the Bank of North Dakota, the Company had letters of credit outstanding in the amount of $200.0 million and $182.0 million as of June 30, 2024 and December 31, 2023, respectively. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $456.8 million and $454.6 million as of June 30, 2024 and December 31, 2023, respectively.

Legal Contingencies

In the normal course of business, including in connection with business combinations pursued by the Company, the Company and its subsidiaries are subject to pending and threatened litigation, claims investigations and legal and administrative cases and proceedings. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

The Company did not have any material loss contingencies that were provided for and/or that were required to be disclosed as of June 30, 2024 and December 31, 2023, respectively.

NOTE 14 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2024, 687,308 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $121 thousand and $656 thousand for the three months ended June 30, 2024 and 2023, respectively. The compensation expense relating to awards under these plans was $714 thousand and $815 thousand for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the activity in the stock plans for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024		2023
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	231,657	$22.96	238,929	$23.66
Granted	90,585	21.33	82,810	20.85
Vested	(39,335)	25.71	(91,867)	21.29
Forfeited or cancelled	—	—	(22,204)	21.39
Outstanding at end of period	282,907	$22.03	207,668	$23.83

As of June 30, 2024, there was $3.4 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 15 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$1,708	21.0%	$2,444	21.0%
Tax effect of:
Tax exempt income	(239)	(2.9)%	(156)	(1.3)%
State income taxes, net of federal benefits	398	4.9%	485	4.1%
Nondeductible items and other	56	0.7%	(238)	(2.0)%
Applicable income taxes	$1,923	23.7%	$2,535	21.8%

	Six months ended June 30,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,497	21.0%	$4,648	21.0%
Tax effect of:
Tax exempt income	(468)	(2.8)%	(300)	(1.4)%
State income taxes, net of federal benefits	812	4.9%	946	4.3%
Nondeductible items and other	173	1.0%	(453)	(2.0)%
Applicable income taxes	$4,014	24.1%	$4,841	21.9%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

NOTE 16 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$7,010	$17,906	$12,347

The following tables present a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$432	$(370)	$278	$(509)
(1)	The amortization expense for low income housing tax credits were included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Six months ended June 30,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$864	$(751)	$639	$(735)
(1)	The amortization expense for low income housing tax credits were included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 17 Segment Reporting

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	Three months ended June 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$24,684	$—	$—	$(683)	$24,001
Provision for credit losses	4,489	—	—	—	4,489
Noninterest income (loss)	4,999	16,078	6,360	(66)	27,371
Noninterest expense	19,165	13,649	3,953	1,985	38,752
Net income (loss) before taxes	$6,029	$2,429	$2,407	$(2,734)	$8,131
Total assets	$4,282,868	$34,695	$5,125	$35,935	$4,358,623

	Six months ended June 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$47,581	$—	$—	$(1,361)	$46,220
Provision for credit losses	4,489	—	—	—	4,489
Noninterest income (loss)	8,489	31,733	12,477	(5)	52,694
Noninterest expense	37,831	27,838	7,703	4,399	77,771
Net income (loss) before taxes	$13,750	$3,895	$4,774	$(5,765)	$16,654
Total assets	$4,282,868	$34,695	$5,125	$35,935	$4,358,623

	Three months ended June 30, 2023
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$22,899	$—	$—	$(665)	$22,234
Provision for credit losses	—	—	—	—	—
Noninterest income	4,242	15,890	5,449	197	25,778
Noninterest expense	19,301	12,651	2,990	1,431	36,373
Net income (loss) before taxes	$7,840	$3,239	$2,459	$(1,899)	$11,639
Total assets	$3,764,246	$37,114	$4,384	$27,234	$3,832,978

	Six months ended June 30, 2023
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$47,212	$—	$—	$(1,320)	$45,892
Provision for credit losses	550	—	—	—	550
Noninterest income	8,780	31,372	10,644	235	51,031
Noninterest expense	37,951	26,246	6,352	3,693	74,242
Net income (loss) before taxes	$17,491	$5,126	$4,292	$(4,778)	$22,131
Total assets	$3,764,246	$37,114	$4,384	$27,234	$3,832,978

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

NOTE 18 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and six months ended June 30, 2024 and 2023 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Net income	$6,208	$9,104	$12,640	$17,290
Dividends and undistributed earnings allocated to participating securities	38	62	78	120
Net income available to common stockholders	$6,170	$9,042	$12,562	$17,170
Weighted-average common shares outstanding for basic earnings per share	19,777	20,033	19,758	20,030
Dilutive effect of stock-based awards	273	208	260	213
Weighted-average common shares outstanding for diluted earnings per share	20,050	20,241	20,018	20,243
Earnings per common share:
Basic earnings per common share	$0.31	$0.45	$0.64	$0.86
Diluted earnings per common share	$0.31	$0.45	$0.63	$0.85

NOTE 19 Derivative Instruments

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of June 30, 2024, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), or OCI, until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss), or AOCI. The Company estimates that an additional $0.4 million will be reclassified as a decrease to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and six months ended June 30, 2024. As of June 30, 2024, the maximum length of time over which forecasted transactions are hedged is 7 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2024 and December 31, 2023:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
June 30, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$600,000	$1,975	$600,000	$—
Cash flow hedges:
Interest rate swaps	200,000	412	200,000	—
Total derivatives designated as hedging instruments	$800,000	$2,387	$800,000	$—
Not designated as hedging instruments:
Interest rate swaps (3)	$154,244	$6,773	$154,244	$6,773
Interest rate lock commitments	27,749	434	—	—
Forward loan sales commitments	8,299	176	—	—
To-be-announced mortgage backed securities	—	—	56,250	25
Total asset derivatives not designated as hedging instruments	$190,292	$7,383	$210,494	$6,798
December 31, 2023
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$600,000	$—	$600,000	$352
Cash flow hedges:
Interest rate swaps	200,000	—	200,000	297
Total derivatives designated as hedging instruments	$800,000	$—	$800,000	$649
Not designated as hedging instruments:
Interest rate swaps (3)	$120,671	$8,327	$120,671	$8,348
Interest rate lock commitments	8,126	179	—	—
Forward loan sales commitments	190	6	—	—
To-be-announced mortgage backed securities	—	—	20,500	183
Total asset derivatives not designated as hedging instruments	$128,987	$8,512	$141,171	$8,531
(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses), before tax, reclassified from other comprehensive income (loss) into earnings for the periods indicated:

Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended June 30, 2024
Cash flow hedges:
Interest rate swaps	$296	$270

For the three months ended June 30, 2023
Cash flow hedges:
Interest rate swaps	$—	$—

For the six months ended June 30, 2024
Cash flow hedges:
Interest rate swaps	$1,241	$532

For the six months ended June 30, 2023
Cash flow hedges:
Interest rate swaps	$—	$—

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended June 30, 2024
Total amounts in the Consolidated Statements of Income	$41,663	$4,845	$7,053
Fair value hedges:
Interest rate swaps	168	659	—
Cash flow hedges:
Interest rate swaps	—	—	(270)
For the three months ended June 30, 2023
Total amounts in the Consolidated Statements of Income	$33,267	$6,125	$4,763
Fair value hedges:
Interest rate swaps	—	470	—
Cash flow hedges:
Interest rate swaps	—	—	—

For the six months ended June 30, 2024
Total amounts in the Consolidated Statements of Income	$80,958	$9,413	$13,042
Fair value hedges:
Interest rate swaps	321	1,301	—
Cash flow hedges:
Interest rate swaps	—	—	(532)
For the six months ended June 30, 2023
Total amounts in the Consolidated Statements of Income	$64,200	$12,076	$9,156
Fair value hedges:
Interest rate swaps	—	623	—
Cash flow hedges:
Interest rate swaps	—	—	—

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$198,046	$(1,954)
Mortgage loan pools (2)	400,000	399,955	(45)
Total	$600,000	$598,001	$(1,999)
(1)	Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $313.0 million.
(2)	These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the amortized cost basis of the residential real estate loans used in these hedging relationships was $644.7 million.

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and six months ended June 30, 2024 and 2023 was as follows:

(dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2024	2023	2024	2023
Interest rate swaps	Other noninterest income	$—	$—	$21	$—
Interest rate lock commitments	Mortgage banking	59	89	210	429
Forward loan sales commitments	Mortgage banking	176	70	171	64
To-be-announced mortgage backed securities	Mortgage banking	84	302	126	129
Total gain (loss) from derivatives not designated as hedging instruments		$319	$461	$528	$622

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at June 30, 2024. The amount of collateral posted with third parties was $550 thousand at December 31, 2023. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of June 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $0 and $649 thousand, respectively. As of June 30, 2024 and December 31, 2023, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $550 thousand, respectively. If the Company had breached any of these provisions at June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $0 and $649 thousand, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
June 30, 2024
Derivative assets:
Interest rate swaps − Company (1)	$2,387	$—	$2,387	$(2,720)	$(333)
Interest rate swaps − dealer bank (1)	6,773	—	6,773	(4,620)	2,153
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$9,160	$—	$9,160	$(7,340)	$1,820
Derivative liabilities:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − customer (2)	6,773	—	6,773	—	6,773
To-be-announced mortgage backed securities	25	—	25	—	25
Total	$6,798	$—	$6,798	$—	$6,798
(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)	The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

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

NOTE 20 Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at June 30, 2024 and December 31, 2023, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023:

	June 30, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$391,268	11.66%	$150,986	4.50%	$	N/A	N/A
Bank	375,208	11.23%	150,305	4.50%		217,108	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	400,281	11.93%	201,315	6.00%		N/A	N/A
Bank	375,208	11.23%	200,407	6.00%		267,209	8.00%
Total capital to risk weighted assets
Consolidated (1)	492,264	14.67%	268,420	8.00%		N/A	N/A
Bank	417,004	12.48%	267,209	8.00%		334,012	10.00%
Tier 1 capital to average assets
Consolidated (1)	400,281	9.44%	169,612	4.00%		N/A	N/A
Bank	375,208	9.05%	165,909	4.00%		207,386	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2023
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$382,578	11.82%	$145,605	4.50%	$	N/A	N/A
Bank	367,445	11.40%	145,101	4.50%		209,590	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	391,534	12.10%	194,139	6.00%		N/A	N/A
Bank	367,445	11.40%	193,468	6.00%		257,957	8.00%
Total capital to risk weighted assets
Consolidated (1)	477,590	14.76%	258,853	8.00%		N/A	N/A
Bank	403,501	12.51%	257,957	8.00%		322,446	10.00%
Tier 1 capital to average assets
Consolidated (1)	391,534	10.57%	148,111	4.00%		N/A	N/A
Bank	367,445	9.92%	148,186	4.00%		185,232	5.00%
(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2024, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2024 and December 31, 2023, the Company was in compliance with the aforementioned guidelines.

NOTE 21 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2024			June 30, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(1,153)	$290	$(863)	$(9,636)	$2,419	$(7,217)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	68	(17)	51	84	(21)	63
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	(1,221)	307	(914)	(9,720)	2,440	(7,280)
Cash Flow Hedges:
Change in fair value	295	(109)	186	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (3)	270	(68)	202	—	—	—
Net change	25	(41)	(16)	—	—	—
Other Derivatives:
Change in fair value	164	(7)	157	3,794	(949)	2,845
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	164	(7)	157	3,794	(949)	2,845
Other comprehensive income (loss)	$(1,032)	$259	$(773)	$(5,926)	$1,491	$(4,435)
(1)	Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 4 Investment Securities” for further details.
(2)	Reclassified into net gains (losses) on investment securities in the consolidated statements of income. Refer to “NOTE 4 Investment Securities” for further details.
(3)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 19 Derivative Instruments” for further details.
(4)	Reclassified into interest income on loans, including fees and/or interest income on taxable investment securities on the consolidated statements of income. Refer to “NOTE 19 Derivative Instruments” for further details.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(4,597)	$1,154	$(3,443)	$(4,708)	$1,182	$(3,526)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM	142	(36)	106	171	(43)	128
Less: reclassification adjustment for net realized losses	—	—	—	—	—	—
Net change	(4,739)	1,190	(3,549)	(4,879)	1,225	(3,654)
Cash Flow Hedges:
Change in fair value	1,241	(685)	556	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (3)	532	(134)	398	—	—	—
Net change	709	(551)	158	—	—	—
Other Derivatives:
Change in fair value	2,195	(178)	2,017	2,069	(516)	1,553
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	2,195	(178)	2,017	2,069	(516)	1,553
Other comprehensive income (loss)	$(1,835)	$461	$(1,374)	$(2,810)	$709	$(2,101)
(1)	Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 4 Investment Securities” for further details.
(2)	Reclassified into net gains (losses) on investment securities in the consolidated statements of income. Refer to “NOTE 4 Investment Securities” for further details.
(3)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 19 Derivative Instruments” for further details.
(4)	Reclassified into interest income on loans, including fees and/or interest income on taxable investment securities on the consolidated statements of income. Refer to “NOTE 19 Derivative Instruments” for further details.

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(75,793)	$(63)	$1,600	$(74,256)
Other comprehensive income (loss) before reclassifications	(863)	186	157	(520)
Less: Amounts reclassified from AOCI	51	202	—	253
Other comprehensive income (loss)	(914)	(16)	157	(773)
Balance at June 30, 2024	$(76,707)	(79)	1,757	(75,029)
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	(3,443)	556	2,017	(870)
Less: Amounts reclassified from AOCI	106	398	—	504
Other comprehensive income (loss)	(3,549)	158	2,017	(1,374)
Balance at June 30, 2024	$(76,707)	(79)	1,757	(75,029)

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$(94,921)	$—	$(1,386)	$(96,307)
Other comprehensive income (loss) before reclassifications	(7,217)	—	2,845	(4,372)
Less: Amounts reclassified from AOCI	63	—	—	63
Other comprehensive income (loss)	(7,280)	—	2,845	(4,435)
Balance at June 30, 2023	$(102,201)	—	1,459	(100,742)
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$(98,547)	$—	$(94)	$(98,641)
Other comprehensive income (loss) before reclassifications	(3,526)	—	1,553	(1,973)
Less: Amounts reclassified from AOCI	128	—	—	128
Other comprehensive income (loss)	(3,654)	—	1,553	(2,101)
Balance at June 30, 2023	$(102,201)	$—	$1,459	$(100,742)
(1)	All amounts net of tax.

NOTE 22 Stock Repurchase Program

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

The New Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the six months ended June 30, 2024, there were no shares repurchased under the Old Stock Repurchase Program or the New Stock Repurchase Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 23 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$2,868	$—	$—	$2,868
Available-for-sale
U.S. treasury and government agencies	—	766	—	766
Mortgage backed securities
Residential agency	—	407,788	—	407,788
Commercial	—	1,353	—	1,353
Asset backed securities	—	21	—	21
Corporate bonds	—	49,417	—	49,417
Total available-for-sale investment securities	$—	$459,345	$—	$459,345
Other assets
Derivatives	$—	$9,770	$—	$9,770
Other liabilities
Derivatives	$—	$6,798	$—	$6,798

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$1,120	$—	$1,120
Mortgage backed securities
Residential agency	—	435,594	—	435,594
Commercial	—	1,353	—	1,353
Asset backed securities	—	25	—	25
Corporate bonds	—	48,644	—	48,644
Total available-for-sale investment securities	$—	$486,736	$—	$486,736
Other assets
Derivatives	$—	$8,512	$—	$8,512
Other liabilities
Derivatives	$—	$9,180	$—	$9,180

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

The estimated fair value of certain assets on a nonrecurring basis as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$16,869	$16,869
Servicing rights	—	—	2,082	2,082

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$3,998	$3,998
Foreclosed assets	—	—	32	32
Servicing rights	—	—	2,062	2,062

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2024 and December 31, 2023, were as follows:

			June 30, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$16,869	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,082	82-189	105
		Discount rate		11.1%	11.1%

			December 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$3,998	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	32	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,062	85-151	104
		Discount rate		11.1%	11.1%
(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2023.

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

The following disclosures represent financial instruments in which the ending balances, as of June 30, 2024 and December 31, 2023, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	June 30, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$438,141	$438,141	$—	$—	$438,141
Investment securities held-to-maturity	286,532	—	243,689	—	243,689
Loans, net	2,877,460	—	—	2,753,648	2,753,648
Accrued interest receivable	16,877	16,877	—	—	16,877
Bank-owned life insurance	35,508	—	35,508	—	35,508
Financial Liabilities
Noninterest-bearing deposits	$701,428	$—	$701,428	$—	$701,428
Interest-bearing deposits	2,105,802	—	2,105,802	—	2,105,802
Time deposits	491,345	—	496,430	—	496,430
Short-term borrowings	555,000	555,000	—	—	555,000
Long-term debt	59,013	—	58,067	—	58,067
Accrued interest payable	14,947	14,947	—	—	14,947

	December 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Investment securities held-to-maturity	299,728	—	258,617	—	258,617
Loans, net	2,723,740	—	—	2,590,535	2,590,535
Accrued interest receivable	15,700	15,700	—	—	15,700
Bank-owned life insurance	33,236	—	33,236	—	33,236
Financial Liabilities
Noninterest-bearing deposits	$728,082	$—	$728,082	$—	$728,082
Interest-bearing deposits	1,955,967	—	1,955,967	—	1,955,967
Time deposits	411,562	—	408,910	—	408,910
Short-term borrowings	314,170	314,170	—	—	314,170
Long-term debt	58,956	—	57,437	—	57,437
Accrued interest payable	6,826	6,826	—	—	6,826

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2024 and 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized,” “target” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company makes regarding the Company’s projected growth, anticipated future financial performance, financial condition, credit quality, management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of sustained high interest rates;
●	the Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards;
●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including high rates of inflation and possible recession;
●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short-period of time that resulted in recent bank failures;
●	the overall health of the local and national real estate market;
●	concentrations within the Company’s loan portfolio;
●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies, including the integration of Metro Phoenix Bank which the Company acquired in 2022 and the pending acquisition of HMNF;
●	the impact of economic or market conditions on the Company’s fee-based services;
●	the Company’s ability to continue to grow the retirement and benefit services business;
●	the Company’s ability to continue to originate a sufficient volume of residential mortgages;
●	the occurrence of fraudulent activity, breaches or failures of the Company’s or the Company’s third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;
●	potential losses incurred in connection with mortgage loan repurchases;
●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;
●	rapid and expensive technological change in the financial services industry;
●	increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the effectiveness of the Company’s risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;
●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisition of Metro Phoenix Bank and the pending acquisition of HMNF;
●	the extensive regulatory framework that applies to the Company;
●	the impact of recent and future legislative and regulatory changes, including in response to recent bank failures;
●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;
●	governmental monetary, trade and fiscal policies;
●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, widespread disease or pandemics;
●	acts of war or terrorism, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, or other adverse external events;
●	any material weaknesses in the Company’s internal control over financial reporting;
●	changes to U.S. or state tax laws, regulations and guidance;
●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
●	talent and labor shortages and employee turnover;
●	the Company’s success at managing the risks involved with the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Overview

The Company is a commercial wealth bank and national retirement services provider headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, the Company provides financial solutions to businesses and consumers through three distinct business lines—banking, retirement and benefit services, and wealth management. These solutions are delivered through a relationship-oriented primary point of contact along with responsive and client-friendly technology.

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

Recent Developments

Business Combination

On May 15, 2024, the Company and HMNF jointly announced the signing of a merger agreement pursuant to which the Company will acquire HMNF and its wholly-owned banking subsidiary, Home Federal Savings Bank. Under the terms of the merger agreement, HMNF will merge with and into the Company, and Home Federal Savings Bank will merge with and into the Bank. Under the terms of the merger agreement, HMNF stockholders will receive 1.25 shares of the Company’s common stock for each share of HMNF common stock, which exchange ratio is subject to potential downward adjustment if certain financial metrics of HMNF are not met at closing. The merger is expected to qualify as a tax-free reorganization for HMNF’s stockholders. Upon closing of the transaction, stockholders of HMNF are expected to hold approximately 22.0% of the Company’s outstanding common stock.

During both the three and six months ended June 30, 2024, the Company incurred $0.6 million in pre-tax acquisition expenses related to the planned acquisition of HMNF, comprised of legal and professional fees included in professional fees and assessments expense in the consolidated statements of income.

Stockholder Dividend

On May 22, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per common share. This dividend was paid on July 12, 2024, to stockholders of record at the close of business on June 14, 2024.

Property Sale

On July 1, 2024, the Company entered into a purchase agreement to sell its South Fargo branch in Fargo, North Dakota. The sale of this facility during 2024 is likely, and the Company expects to record a gain on the sale upon closing, since the offer of $5.3 million is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2024	2023
Performance Ratios
Return on average total assets	0.58%	0.63%	0.96%	0.60%	0.92%
Return on average common equity	6.76%	7.04%	10.14%	6.90%	9.66%
Return on average tangible common equity (1)	9.40%	9.78%	13.71%	9.58%	13.15%
Noninterest income as a % of revenue	53.28%	53.26%	53.69%	53.27%	52.65%
Net interest margin (taxable-equivalent basis)	2.39%	2.30%	2.52%	2.35%	2.61%
Adjusted net interest margin (tax-equivalent basis) (1)	2.57%	2.44%	2.52%	2.50%	2.61%
Efficiency ratio (1)	72.50%	78.88%	72.79%	75.56%	73.67%
Average equity to average assets	8.59%	8.87%	9.52%	8.74%	9.53%
Net charge-offs/(recoveries) to average loans	0.36%	0.01%	(0.07)%	0.19%	(0.02)%
Dividend payout ratio	64.52%	59.38%	42.22%	61.90%	43.53%
Per Common Share
Earnings (losses) per common share − basic	$0.31	$0.32	$0.45	$0.64	$0.86
Earnings (losses) per common share − diluted	$0.31	$0.32	$0.45	$0.63	$0.85
Dividends declared per common share	$0.20	$0.19	$0.19	$0.39	$0.37
Book value per common share	$18.87	$18.79	$17.96
Tangible book value per common share (1)	$15.77	$15.63	$14.60
Average common shares outstanding − basic	19,777	19,739	20,033	19,758	20,030
Average common shares outstanding − diluted	20,050	19,986	20,241	20,018	20,243
Other Data
Retirement and benefit services assets under administration/management	$39,389,533	$38,488,523	$35,052,652
Wealth management assets under administration/management	$4,172,290	$4,242,408	$3,857,710
Mortgage originations	$109,254	$54,101	$111,261	$163,355	$188,989
(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2024	2023
Selected Average Balance Sheet Data
Loans	$2,837,232	$2,768,514	$2,482,413	$2,802,873	$2,469,853
Investment securities	756,413	775,305	1,007,792	765,859	1,020,967
Assets	4,297,294	4,139,054	3,785,487	4,218,443	3,788,494
Deposits	3,230,699	3,163,565	2,940,216	3,197,133	2,936,638
Fed funds purchased and Bank Term Funding Program	366,186	282,614	360,033	324,400	325,303
FHLB short-term advances	200,000	200,000	—	200,000	39,779
Long-term debt	58,999	58,971	58,886	58,985	58,872
Stockholders’ equity	369,217	367,249	360,216	368,501	361,032

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2024	2024	2023	2023
Selected Period End Balance Sheet Data
Loans	$2,915,792	$2,799,475	$2,759,583	$2,533,522
Allowance for credit losses on loans	(38,332)	(36,584)	(35,843)	(35,696)
Investment securities	748,745	768,757	786,251	985,870
Assets	4,358,623	4,338,093	3,907,713	3,832,978
Deposits	3,298,575	3,284,969	3,095,611	2,852,855
Long-term debt	59,013	58,985	58,956	58,900
Total stockholders’ equity	373,226	371,635	369,127	357,685

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2024	2023
Selected Income Statement Data
Net interest income	$24,001	$22,219	$22,234	$46,220	$45,892
Provision for credit losses	4,489	—	—	4,489	550
Noninterest income	27,371	25,323	25,778	52,694	51,031
Noninterest expense	38,752	39,019	36,373	77,771	74,242
Income before income taxes	8,131	8,523	11,639	16,654	22,131
Income tax expense	1,923	2,091	2,535	4,014	4,841
Net income	$6,208	$6,432	$9,104	$12,640	$17,290

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, adjusted tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, efficiency ratio, net interest margin (tax-equivalent), and adjusted net interest margin (tax-equivalent). Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders’ equity less goodwill and other intangible assets; (ii) adjusted tangible common equity as total common stockholders’ equity less goodwill, other intangible assets, and cash proceeds from BTFP; (iii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iv) tangible assets as total assets, less goodwill and other intangible assets; (v) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment; and (vii) adjusted net interest margin (tax equivalent) as net interest income less cash interest income and interest expense related to BTFP, adjusted for tax equivalent related to loans and securities, and adjust interest earning assets less average cash proceeds balance from BTFP.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2023
Tangible common equity to tangible assets
Total common stockholders’ equity	$373,226	$371,635	$369,127	$357,685
Less: Goodwill	46,783	46,783	46,783	47,087
Less: Other intangible assets	14,510	15,834	17,158	19,806
Tangible common equity (a)	311,933	309,018	305,186	290,792
Total assets	4,358,623	4,338,093	3,907,713	3,832,978
Less: Goodwill	46,783	46,783	46,783	47,087
Less: Other intangible assets	14,510	15,834	17,158	19,806
Tangible assets (b)	4,297,330	4,275,476	3,843,772	3,766,085
Tangible common equity to tangible assets (a)/(b)	7.26%	7.23%	7.94%	7.72%
Adjusted Tangible Common Equity to Tangible Assets
Tangible assets (b)	$4,297,330	$4,275,476	$3,843,772	$3,766,085
Less: Cash proceeds from BTFP	355,000	355,000	—	—
Adjusted tangible assets (c)	3,942,330	3,920,476	3,843,772	3,766,085
Adjusted tangible common equity to tangible assets (a)/(c)	7.91%	7.88%	7.94%	7.72%
Tangible book value per common share
Total common stockholders’ equity	$373,226	$371,635	$369,127	$357,685
Less: Goodwill	46,783	46,783	46,783	47,087
Less: Other intangible assets	14,510	15,834	17,158	19,806
Tangible common equity (d)	311,933	309,018	305,186	290,792
Total common shares issued and outstanding (e)	19,778	19,777	19,734	19,915
Tangible book value per common share (d)/(e)	$15.77	$15.63	$15.46	$14.60

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2024	2023
Return on average tangible common equity
Net income	$6,208	$6,432	$9,104	$12,640	$17,290
Add: Intangible amortization expense (net of tax)	1,046	1,046	1,046	2,092	2,092
Net income, excluding intangible amortization (f)	7,254	7,478	10,150	14,732	19,382
Average total equity	369,217	367,249	360,216	368,501	361,032
Less: Average goodwill	46,783	46,783	47,087	46,783	47,087
Less: Average other intangible assets (net of tax)	11,969	13,018	16,153	12,494	16,678
Average tangible common equity (g)	310,466	307,448	296,976	309,224	297,267
Return on average tangible common equity (f)/(g)	9.40%	9.78%	13.71%	9.58%	13.15%
Efficiency ratio
Noninterest expense	$38,752	$39,019	$36,373	$77,771	$74,242
Less: Intangible amortization expense	1,324	1,324	1,324	2,648	2,648
Adjusted noninterest expense (h)	37,428	37,695	35,049	75,123	71,594
Net interest income	24,001	22,219	22,234	46,220	45,892
Noninterest income	27,371	25,323	25,778	52,694	51,031
Tax-equivalent adjustment	255	247	140	502	265
Total tax-equivalent revenue (i)	51,627	47,789	48,152	99,416	97,188
Efficiency ratio (h)/(i)	72.50%	78.88%	72.79%	75.56%	73.67%
Adjusted Net Interest Margin (Tax-Equivalent)
Net interest income	$24,001	$22,219	$22,234	$46,220	$45,892
Less: BTFP cash interest income	4,766	3,615	—	8,381	—
Add: BTFP interest expense	4,307	3,266	—	7,573	—
Net interest income excluding BTFP impact	23,542	21,870	22,234	45,412	45,892
Add: Tax equivalent adjustment for loans and securities	255	247	140	502	265
Adjusted net interest income (j)	$23,797	$22,117	$22,374	$45,914	$46,157
Interest earning assets	4,075,003	3,921,530	3,564,883	3,998,265	3,566,136
Less: Average cash proceeds balance from BTFP	355,000	269,176	—	312,088	—
Adjusted interest earning assets (k)	$3,720,003	$3,652,354	$3,564,883	$3,686,177	$3,566,136
Adjusted net interest margin (tax-equivalent) (j)/(k)	2.57%	2.44%	2.52%	2.50%	2.61%

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2024, was $6.2 million, or $0.31 per diluted common share, a $2.9 million, or 31.8%, decrease compared to $9.1 million, or $0.45 per diluted common share, for the three months ended June 30, 2023. Earnings for the second quarter of 2024 compared to the second quarter of 2023 decreased primarily due to a $4.5 million increase in provision for credit losses and $2.4 million increase in noninterest expense. This negative result was partially offset by a $1.8 million increase in net interest income and $1.6 million increase in noninterest income.

Net income for the six months ended June 30, 2024, was $12.6 million, or $0.63 per diluted common share, a $4.7 million, or 26.9%, decrease compared to $17.3 million, or $0.85 per diluted common share, for the six months ended June 30, 2023. Earnings for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased primarily due to a $3.9 million increase in provision for credit losses and $3.5 million increase in noninterest expense. This negative result was partially offset by a $1.7 million increase in noninterest income.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2024 and 2023.

Net interest income for the three months ended June 30, 2024 was $24.0 million, an increase of $1.8 million, or 7.9%, compared to $22.2 million for the three months ended June 30, 2023. Net interest income for the second quarter of 2024 increased compared to the second quarter of 2023 primarily due to a $12.7 million increase in interest income, as interest earning assets increased $510.1 million while the average interest earning asset yield increased 71 basis points. This was partially offset by the increasing cost of interest-bearing liabilities as interest expense increased $10.9 million, mainly driven by an increase of 88 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $579.8 million. The increase in interest earning assets was primarily due to organic loan growth and increased cash balances from deposit growth and BTFP borrowings. The increase in interest-bearing liabilities was due to core deposit growth, a shift from noninterest-bearing deposits to interest-bearing deposits and BTFP borrowings.

Net interest income for the six months ended June 30, 2024 was $46.2 million, an increase of $0.3 million, or 0.7%, compared to $45.9 million for the six months ended June 30, 2023. Net interest income for the first six months of 2024 increased compared to the first six months of 2023 primarily due to a $23.9 million increase in interest income, as average interest earning assets increased $432.1 million while the average interest earning asset yield increased 73 basis points. This was partially offset by the increasing cost of interest-bearing liabilities as interest expense increased $23.6 million, mainly driven by an increase of 110 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $517.9 million. The increase in interest earning assets was primarily due to organic loan growth and increased cash balances from deposit growth and BTFP borrowings. The increase in interest-bearing liabilities was due to core deposit growth, a shift from noninterest-bearing deposits to interest-bearing deposits and BTFP borrowings.

Net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2024 was 2.39%, compared to 2.52% for the same period in 2023. The decrease in net interest margin (on a tax-equivalent basis) was mainly attributable to higher earning assets at lower yields resulting from the BTFP funding as those proceeds are held at the Federal Reserve Bank. Adjusted net interest margin (on a tax-equivalent basis) (non-GAAP), which excludes BTFP borrowings, was 2.57% for the second quarter of 2024, a 5 basis point increase from 2.52% for the second quarter of 2023.

The high target federal funds interest rate continues to pressure funding costs. However, the Company anticipates that net interest income and net interest margin (on an adjusted tax equivalent basis) will continue to recover in future periods as interest earning assets reprice at higher rates and the increases in deposit costs slow.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and six months ended June 30, 2024 and 2023. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$448,245	$5,991	5.38%	$36,418	$363	4.00%
Investment securities (1)	756,413	5,059	2.69	1,007,792	6,360	2.53
Loans held for sale	16,473	365	8.91	14,536	189	5.22
Loans
Commercial and industrial	578,544	10,628	7.39	516,943	8,925	6.92
CRE − Construction, land and development	126,744	2,524	8.01	87,905	1,629	7.43
CRE − Multifamily	243,076	3,335	5.52	191,100	2,453	5.15
CRE − Non-owner occupied	617,338	9,056	5.90	473,728	6,127	5.19
CRE − Owner occupied	283,754	3,856	5.47	252,320	3,081	4.90
Agricultural − Land	40,932	480	4.72	39,679	479	4.84
Agricultural − Production	38,004	632	6.69	28,415	458	6.47
RRE − First lien	694,866	7,023	4.07	665,519	6,155	3.71
RRE − Construction	21,225	284	5.38	32,769	393	4.81
RRE − HELOC	123,233	2,543	8.30	120,344	2,390	7.97
RRE − Junior lien	36,181	594	6.60	35,932	510	5.69
Other consumer	33,335	553	6.67	37,759	568	6.03
Total loans (1)	2,837,232	41,508	5.88	2,482,413	33,168	5.36
Federal Reserve/FHLB Stock	16,640	353	8.53	23,724	399	6.75
Total interest earning assets	4,075,003	53,276	5.26	3,564,883	40,479	4.55
Noninterest earning assets	222,291			220,604
Total assets	$4,297,294			$3,785,487
Interest-Bearing Liabilities
Interest-bearing demand deposits	$959,119	$5,338	2.24%	$775,818	$2,431	1.26%
Money market and savings deposits	1,147,525	10,824	3.79	1,145,335	8,033	2.81
Time deposits	458,125	5,122	4.50	270,121	2,214	3.29
Fed funds purchased and Bank Term Funding Program	366,186	4,463	4.90	360,033	4,763	5.31
FHLB short-term advances	200,000	2,589	5.21	—	—	—
Long-term debt	58,999	684	4.66	58,886	665	4.53
Total interest-bearing liabilities	3,189,954	29,020	3.66	2,610,193	18,106	2.78
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	665,930			748,942
Other noninterest-bearing liabilities	72,193			66,136
Stockholders’ equity	369,217			360,216
Total liabilities and stockholders’ equity	$4,297,294			$3,785,487
Net interest income on FTE basis (1)		$24,256			$22,373
Net interest rate spread on FTE basis (1)			1.60%			1.77%
Net interest margin on FTE basis (1)			2.39%			2.52%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$400,141	$10,656	5.36%	$39,167	$697	3.59%
Investment securities (1)	765,859	9,847	2.59	1,020,967	12,552	2.48
Loans held for sale	12,743	492	7.76	12,452	316	5.12
Loans
Commercial and industrial	571,334	20,391	7.18	524,500	16,913	6.50
CRE − Construction, land and development	127,165	5,073	8.02	95,460	3,297	6.96
CRE − Multifamily	246,794	6,796	5.54	151,740	3,871	5.14
CRE − Non-owner occupied	590,946	17,129	5.83	492,174	12,325	5.05
CRE − Owner occupied	281,459	7,576	5.41	251,669	6,162	4.94
Agricultural − Land	40,621	956	4.73	38,773	908	4.72
Agricultural − Production	36,668	1,193	6.54	27,848	865	6.26
RRE − First lien	698,311	14,024	4.04	659,636	12,109	3.70
RRE − Construction	21,392	564	5.30	33,911	826	4.91
RRE − HELOC	121,095	4,999	8.30	118,459	4,602	7.83
RRE − Junior lien	36,003	1,162	6.49	34,557	959	5.60
Other consumer	31,085	1,015	6.57	41,126	1,211	5.94
Total loans (1)	2,802,873	80,878	5.80	2,469,853	64,048	5.23
Federal Reserve/FHLB Stock	16,649	690	8.33	23,697	801	6.82
Total interest earning assets	3,998,265	102,563	5.16	3,566,136	78,414	4.43
Noninterest earning assets	220,178			222,358
Total assets	$4,218,443			$3,788,494
Interest-Bearing Liabilities
Interest-bearing demand deposits	$914,090	$9,587	2.11%	$761,319	$4,025	1.07%
Money market and savings deposits	1,167,213	21,941	3.78	1,155,247	14,265	2.49
Time deposits	444,902	9,909	4.48	251,145	3,492	2.80
Fed funds purchased and Bank Term Funding Program	324,400	7,971	4.94	325,303	8,231	5.10
FHLB short-term advances	200,000	5,071	5.10	39,779	926	4.69
Long-term debt	58,985	1,362	4.64	58,872	1,318	4.51
Total interest-bearing liabilities	3,109,590	55,841	3.61	2,591,665	32,257	2.51
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	670,928			768,927
Other noninterest-bearing liabilities	69,424			66,870
Stockholders’ equity	368,501			361,032
Total liabilities and stockholders’ equity	$4,218,443			$3,788,494
Net interest income on FTE basis (1)		$46,722			$46,157
Net interest rate spread on FTE basis (1)			1.55%			1.92%
Net interest margin on FTE basis (1)			2.35%			2.61%
(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three Months Ended June 30, 2024			Six months ended June 30, 2024
	Compared with			Compared with
	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$4,096	$1,532	$5,628	$6,444	$3,515	$9,959
Investment securities	(1,581)	280	(1,301)	(3,146)	441	(2,705)
Loans held for sale	25	151	176	7	169	176
Loans
Commercial and industrial	1,138	565	1,703	1,514	1,964	3,478
CRE − Construction, land and development	497	398	895	1,097	679	1,776
CRE − Multifamily	671	211	882	2,430	495	2,925
CRE − Non-owner occupied	1,750	1,179	2,929	2,480	2,324	4,804
CRE − Owner occupied	506	269	775	732	682	1,414
Agricultural − Land	20	(19)	1	43	5	48
Agricultural − Production	88	86	174	275	53	328
RRE − First lien	351	517	868	712	1,203	1,915
RRE − Construction	(229)	120	(109)	(306)	44	(262)
RRE − HELOC	41	112	153	103	294	397
RRE − Junior lien	4	80	84	40	163	203
Other consumer	(59)	44	(15)	(297)	101	(196)
Total loans	4,778	3,562	8,340	8,823	8,007	16,830
Federal Reserve/FHLB Stock	(119)	73	(46)	(239)	128	(111)
Total interest income	7,199	5,598	12,797	11,889	12,260	24,149
Interest-bearing liabilities
Interest-bearing demand deposits	574	2,333	2,907	813	4,749	5,562
Money market and savings deposits	15	2,776	2,791	148	7,528	7,676
Time deposits	1,538	1,370	2,908	2,698	3,719	6,417
Fed funds purchased and Bank Term Funding Program	81	(381)	(300)	(23)	(237)	(260)
FHLB short-term advances	—	2,589	2,589	3,737	408	4,145
Long-term debt	1	18	19	3	41	44
Total interest expense	2,209	8,705	10,914	7,376	16,208	23,584
Change in net interest income	$4,990	$(3,107)	$1,883	$4,513	$(3,948)	$565

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision (recovery) for loan losses	$4,270	$191	$5,069	$460
Provision (recovery) for credit losses on unfunded commitments	275	(186)	(518)	44
Provision (recovery) for HTM debt securities	(56)	(5)	(62)	46
Provision for credit losses	$4,489	$—	$4,489	$550

The Company recorded a provision for credit losses of $4.5 million for the second quarter of 2024, compared to no provision for the second quarter of 2023. The increase in the provision for credit losses was primarily driven by loan growth, as well as an increased reserve related to a $21.5 million construction, land and development loan which moved to nonaccrual status during the second quarter of 2024.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth management, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Retirement and benefit services	$16,078	$15,890	$31,733	$31,372
Wealth management	6,360	5,449	12,477	10,644
Mortgage banking	2,554	2,905	4,224	4,622
Service charges on deposit accounts	456	311	845	612
Other	1,923	1,223	3,415	3,781
Total noninterest income	$27,371	$25,778	$52,694	$51,031
Noninterest income as a % of revenue	53.28%	53.69%	53.27%	52.65%

Total noninterest income for the three months ended June 30, 2024 was $27.4 million, a $1.6 million, or 6.2%, increase compared to $25.8 million for the three months ended June 30, 2023. The increase in noninterest income was primarily driven by an increase of $0.9 million in wealth management revenue due to assets under administration/management growth, primarily driven by improved equity and bond markets, and an increase of $0.7 million in other noninterest income due to client swap fees in the second quarter of 2024. This increase was partially offset by a $0.4 million decrease in mortgage revenue, primarily due to timing differences related to the mortgage pipeline hedging.

Total noninterest income for the six months ended June 30, 2024 was $52.7 million, a $1.7 million, or 3.3%, increase compared to $51.0 million for the six months ended June 30, 2023. The increase in noninterest income was primarily driven by increases of $1.8 million in wealth management revenue and $0.4 million in retirement and benefit services revenue due to assets under administration/management growth, primarily driven by improved equity and bond markets. This increase was partially offset by a $0.4 million decrease in mortgage revenue, primarily due to a decrease in mortgage origination volume and timing differences related to the mortgage pipeline hedging.

The Company anticipates that noninterest income will continue to be significantly adversely affected in future periods if interest rates remain high and inflationary pressure continues. These factors have adversely affected mortgage originations and mortgage banking revenue in recent periods.

See “NOTE 17 Segment Reporting” of the consolidated financial statements for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Compensation	$20,265	$18,847	$39,597	$38,005
Employee taxes and benefits	5,134	4,724	11,322	10,577
Occupancy and equipment expense	1,815	1,837	3,722	3,736
Business services, software and technology expense	4,599	5,269	9,944	10,593
Intangible amortization expense	1,324	1,324	2,648	2,648
Professional fees and assessments	2,373	1,530	4,366	2,682
Marketing and business development	651	665	1,436	1,389
Supplies and postage	370	406	898	866
Travel	332	306	624	554
Mortgage and lending expenses	467	215	908	712
Other	1,422	1,250	2,306	2,480
Total noninterest expense	$38,752	$36,373	$77,771	$74,242

Total noninterest expense for the three months ended June 30, 2024 was $38.8 million, a $2.4 million, or 6.5%, increase compared to $36.4 million for the three months ended June 30, 2023. The year over year increase was primarily driven by higher compensation expenses due to labor costs and higher professional fees and assessments due to increased merger-related expenses in connection with the pending acquisition of HMNF and an increase in FDIC assessments.

Total noninterest expense for the six months ended June 30, 2024 was $77.8 million, a $3.5 million, or 4.8%, increase compared to $74.2 million for the six months ended June 30, 2023. The increase was primarily driven by increases of $1.7 million in professional fees and assessments, $1.6 million in compensation, and $0.7 million in employee taxes and benefits. The increase in professional fees and assessments was primarily due to increased merger-related expenses in connection with the pending acquisition of HMNF and an increase in FDIC assessments. The increase in compensation expense was primarily due to rising labor costs. The increase in employee taxes and benefits was primarily due to increased payroll taxes. These increases were partially offset by a $0.6 million decrease in business services, software and technology expense primarily due to reduced core processing and computer supplies expenses.

Income Tax Expense

Income tax expense is an estimate based on the amount the Company expects to owe the applicable taxing authorities, plus the impact of deferred tax items. Accrued taxes represent the net estimated amount due, or to be received from, taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from the Company’s estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

For the three months ended June 30, 2024, the Company recognized income tax expense of $1.9 million on $8.1 million of pre-tax income, resulting in an effective tax rate of 23.7%, compared to income tax expense of $2.5 million on $11.6 million of pre-tax income for the three months ended June 30, 2023, resulting in an effective tax rate of 21.8%.

For the six months ended June 30, 2024, the Company recognized income tax expense of $4.0 million on $16.7 million of pre-tax income, resulting in an effective tax rate of 24.1%, compared to income tax expense of $4.8 million on $22.1 million of pre-tax income for the six months ended June 30, 2023, resulting in an effective tax rate of 21.9%.

Financial Condition

Overview

Total assets were $4.4 billion as of June 30, 2024, an increase of $450.9 million, or 11.5%, compared to December 31, 2023. The increase was primarily due to a $308.2 million increase in cash and cash equivalents and a $156.2 million increase in loans, partially offset by a decrease of $37.5 million in investment securities. The increase in cash and cash equivalents was primarily driven by the net proceeds from BTFP borrowings.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$766	0.1%	$1,120	0.2%
Mortgage backed securities
Residential agency	407,788	58.1	435,594	58.4
Commercial	1,353	0.2	1,353	0.2
Asset backed securities	21	—	25	—
Corporate bonds	49,417	7.0	48,644	6.5
Total available-for-sale investment securities	459,345	65.4	486,736	65.3
Held-to-maturity
Obligations of state and political agencies	109,953	15.6	116,990	15.7
Mortgage backed securities
Residential agency	133,736	19.0	141,627	19.0
Total held-to-maturity investment securities	243,689	34.6	258,617	34.7
Total investment securities	$703,034	100.0%	$745,353	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of June 30, 2024
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$401	5.87%	$—	—%	$365	5.94%
Mortgage backed securities
Residential agency	6	2.81	2,746	2.48	3,811	3.10	401,225	1.70
Commercial	—	—	1,353	2.40	—	—	—	—
Asset backed securities	—	—	—	—	4	4.37	17	5.03
Corporate bonds	—	—	—	—	49,417	3.69	—	—
Total available-for-sale investment securities	6	2.81	4,500	2.75	53,232	3.65	401,607	1.71
Held-to-maturity
Obligations of state and political agencies	7,823	1.15	46,779	1.49	45,159	2.06	10,192	2.22
Mortgage backed securities
Residential agency	—	—	—	—	—	—	133,736	2.20
Total held-to-maturity investment securities	7,823	1.15	46,779	1.49	45,159	2.06	143,928	2.20
Total investment securities	$7,829	1.15%	$51,279	1.60%	$98,391	2.92%	$545,535	1.84%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, real estate construction, commercial real estate (“CRE”), residential real estate, and other revolving and installment loans.

Total loans outstanding were $2.9 billion as of June 30, 2024, an increase of $156.2 million, or 5.7%, from December 31, 2023. The increase was primarily driven by a $78.4 million increase in non-owner occupied CRE loans, a $37.7 million increase in construction, land and development CRE loans, and a $29.6 million increase in commercial and industrial loans, partially offset by $11.6 million and $6.4 million decreases in residential real estate first lien and residential real estate construction loans, respectively.

The Company’s loan portfolio is highly diversified. As of June 30, 2024, approximately 20.3% of loans outstanding were commercial and industrial, 45.8% of loans outstanding were CRE, 2.8 % were agricultural, and 31.1% of loans outstanding were consumer.

	June 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$288,752	10.0%	$258,008	9.3%
Services	140,562	4.8	146,318	5.3
Retail trade	91,173	3.1	91,216	3.3
Manufacturing	71,292	2.4	66,638	2.4
Total commercial and industrial	591,779	20.3	562,180	20.3
Commercial real estate:
Construction, land and development	161,751	5.5	124,034	4.5
Multifamily	242,041	8.3	245,103	8.9
Non-owner occupied
Office	108,082	3.7	124,684	4.5
Industrial	111,603	3.8	104,241	3.8
Retail	112,626	3.9	96,578	3.5
Hotel	112,081	3.8	80,576	2.9
Medical office	110,736	3.8	63,788	2.3
Medical or nursing facility	46,215	1.6	47,625	1.7
Other commercial real estate	46,433	1.7	51,862	1.9
Total non-owner occupied	647,776	22.3	569,354	20.6
Owner occupied	283,356	9.7	271,623	9.8
Total commercial real estate	1,334,924	45.8	1,210,114	43.8
Agricultural:
Land	41,410	1.4	40,832	1.5
Production	40,549	1.4	36,141	1.3
Total agricultural	81,959	2.8	76,973	2.8
Consumer
RRE − First lien	686,286	23.6	697,900	25.3
RRE − Construction	22,573	0.8	28,979	1.1
RRE − HELOC	126,211	4.3	118,315	4.3
RRE − Junior lien	36,323	1.2	35,819	1.3
Other consumer	35,737	1.2	29,303	1.1
Total consumer	907,130	31.1	910,316	33.1
Total loans	$2,915,792	100.0%	$2,759,583	100.0%

Despite headwinds from a higher interest rate environment and competition in the Company’s market areas, the Company anticipates continued loan growth in 2024 for the commercial and industrial and CRE loan portfolios as a result of recently added production talent.

Commercial and industrial loans represent loans for working capital, purchases of equipment and other needs of commercial customers primarily located within the Bank’s geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer’s industry and the customer’s market. While commercial loans are generally secured by the customer’s assets, including real property, inventory, accounts receivable, operating equipment and other property, and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer’s business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are monitored on a continuous basis through interim reporting, covenant testing and annual underwriting.

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	June 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$412,907	46.4%	$394,754	48.5%
North Dakota	211,959	23.8%	214,884	26.4%
Arizona	156,154	17.5%	139,450	17.1%
Texas	21,892	2.5%	—	—%
Missouri	16,864	1.9%	15,969	2.0%
Kansas	15,247	1.7%	4,343	0.5%
Oregon	14,895	1.7%	14,953	1.8%
South Dakota	14,661	1.6%	14,790	1.8%
Other	25,238	2.8%	15,314	1.9%
Total non-owner occupied commercial real estate loans	$889,817	100.0%	$814,457	100.0%

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

Residential real estate, or “RRE”, loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. RRE loans also include home equity loans and lines of credit that are secured by a first or second lien on the borrower’s residence. Home equity lines of credit, or “HELOC”, consist mainly of revolving lines of credit secured by residential real estate.

Other consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of June 30, 2024, the Company’s RRE portfolio was $871.4 million, representing a $9.6 million, or 1.1%, decrease from $881.0 million as of December 31, 2023. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2024:

	June 30, 2024
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$135,722	$263,866	$192,191	$—	$591,779
Commercial real estate
Construction, land and development	21,778	128,440	9,072	2,461	161,751
Multifamily	20,399	132,743	87,802	1,097	242,041
Non-owner occupied	67,686	367,001	190,163	22,926	647,776
Owner occupied	26,519	159,110	76,224	21,503	283,356
Total commercial real estate	136,382	787,294	363,261	47,987	1,334,924
Agricultural	—	—	—	—	—
Land	612	10,835	10,665	19,298	41,410
Production	21,925	14,955	3,669	—	40,549
Total agricultural	22,537	25,790	14,334	19,298	81,959
Total commercial	294,641	1,076,950	569,786	67,285	2,008,662
Consumer
Residential real estate
First lien	3,952	29,987	41,000	611,347	686,286
Construction	2,272	1,099	—	19,202	22,573
HELOC	4,278	16,277	14,075	91,581	126,211
Junior lien	4,124	5,588	17,461	9,150	36,323
Total residential real estate	14,626	52,951	72,536	731,280	871,393
Other consumer	13,703	19,597	2,437	—	35,737
Total consumer	28,329	72,548	74,973	731,280	907,130
Total loans	$322,970	$1,149,498	$644,759	$798,565	$2,915,792
Loans with fixed interest rates:
Commercial
Commercial and industrial	$15,822	$205,256	$75,563	$—	$296,641
Commercial real estate
Construction, land and development	10,822	46,369	187	—	57,378
Multifamily	17,236	83,650	66,093	1,097	168,076
Non-owner occupied	55,528	219,833	117,227	447	393,035
Owner occupied	18,246	127,641	34,430	—	180,317
Total commercial real estate	101,832	477,493	217,937	1,544	798,806
Agricultural
Land	612	10,714	10,593	19,298	41,217
Production	1,150	14,316	2,848	—	18,314
Total agricultural	1,762	25,030	13,441	19,298	59,531
Total commercial	119,416	707,779	306,941	20,842	1,154,978
Consumer
Residential real estate
First lien	3,693	27,596	34,396	388,593	454,278
Construction	1,193	1,007	—	14,522	16,722
HELOC	25	2,174	8,331	4,977	15,507
Junior lien	2,367	4,168	13,754	9,150	29,439
Total residential real estate	7,278	34,945	56,481	417,242	515,946
Other consumer	1,714	15,332	2,437	—	19,483
Total consumer	8,992	50,277	58,918	417,242	535,429
Total loans with fixed interest rates	$128,408	$758,056	$365,859	$438,084	$1,690,407
Loans with floating interest rates:
Commercial
Commercial and industrial	$119,900	$58,610	$116,628	$—	$295,138
Commercial real estate
Construction, land and development	10,956	82,071	8,885	2,461	104,373
Multifamily	3,163	49,093	21,709	—	73,965
Non-owner occupied	12,158	147,168	72,936	22,479	254,741
Owner occupied	8,273	31,469	41,794	21,503	103,039
Total commercial real estate	34,550	309,801	145,324	46,443	536,118
Agricultural
Land	—	121	72	—	193
Production	20,775	639	821	—	22,235
Total agricultural	20,775	760	893	—	22,428
Total commercial	175,225	369,171	262,845	46,443	853,684
Consumer
Residential real estate
First lien	259	2,391	6,604	222,754	232,008
Construction	1,079	92	—	4,680	5,851
HELOC	4,253	14,103	5,744	86,604	110,704
Junior lien	1,757	1,420	3,707	—	6,884
Total residential real estate	7,348	18,006	16,055	314,038	355,447
Other consumer	11,989	4,265	—	—	16,254
Total consumer	19,337	22,271	16,055	314,038	371,701
Total loans with floating interest rates	$194,562	$391,442	$278,900	$360,481	$1,225,385

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

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See “NOTE 5 Loans and Allowance for Credit Losses” of the consolidated financial statements for a definition of each of the risk ratings.

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$19,933	$29,840
Commercial real estate
Construction, land and development	21,475	20,667
Multifamily	13,188	310
Non-owner occupied	20,248	1,018
Owner occupied	9,405	7,842
Total commercial real estate	64,316	29,837
Agricultural
Land	2,470	—
Production	1,347	—
Total agricultural	3,817	—
Total commercial	88,066	59,677
Consumer
Residential real estate
First lien	625	105
Construction	—	—
HELOC	163	—
Junior lien	119	1,781
Total residential real estate	907	1,886
Other consumer	—	—
Total consumer	907	1,886
Total loans	$88,973	$61,563
Criticized loans as a percent of total loans	3.05%	2.23%

The following table presents information regarding nonperforming assets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$27,618	$8,596
Accruing loans 90+ days past due	—	139
Total nonperforming loans	27,618	8,735
OREO and repossessed assets	—	32
Total nonperforming assets	27,618	8,767
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$27,618	$8,767
Nonperforming loans to total loans	0.95%	0.32%
Nonperforming assets to total assets	0.63%	0.22%
ACL on loans to nonperforming loans	139%	410%

The increase in nonperforming assets was driven by one previously identified construction, land and development loan of $21.5 million moving to nonaccrual status.

Interest income lost on nonaccrual loans approximated $839 thousand and $101 thousand for the six months ended June 30, 2024 and 2023, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2024 and 2023.

Allowance for Credit Losses

The allowance for credit losses, or ACL, on loans is maintained at a level management believes is sufficient to absorb expected losses in the loan portfolio over the remaining estimated life of loans in the portfolio. Under the Current Expected Credit Loss accounting standard, the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.

Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current loan-specific risk characteristics such as different underwriting standards, portfolio mix, delinquency level, or life of the loan, as well as changes in environmental conditions, levels of economic activity, unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical loss information.

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

The following table presents information concerning the components of the ACL for the periods presented:

	At or for the		At or for the
	three months ended		six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
ACL on loans at the beginning of the period	$36,584	$35,102	$35,843	$31,146
Adoption of ASC 326	—	—	—	3,857
(Credit) provision for loan losses	4,270	191	5,069	460
Net charge-offs (recoveries) (1)
Commercial and industrial	2,611	(353)	2,652	(234)
CRE − Construction, land and development	—	—	—	—
CRE − Multifamily	—	—	—	—
CRE − Non-owner occupied	—	—	—	—
CRE − Owner occupied	(9)	(11)	9	(22)
Agricultural − Land	—	(1)	—	(1)
Agricultural − Production	—	—	—	—
RRE − First lien	—	—	—	(2)
RRE − Construction	—	—	—	—
RRE − HELOC	—	—	—	(3)
RRE − Junior lien	(71)	(46)	(71)	28
Other consumer	(9)	8	(10)	1
Total net charge-offs (recoveries)	2,522	(403)	2,580	(233)
ACL on loans at the end of the period	38,332	35,696	38,332	35,696
Components of ACL:
ACL on HTM debt securities	151	218	151	218
ACL on loans	38,332	35,696	38,332	35,696
ACL on off-balance sheet credit exposures	6,882	5,202	6,882	5,202
ACL at end of the period	45,365	41,116	45,365	41,116
Total loans	$2,915,792	$2,533,522	$2,915,792	$2,533,522
Average total loans	2,837,232	2,482,413	2,802,873	2,469,853
ACL on loans to total loans	1.31%	1.41%	1.31%	1.41%
ACL on loans to nonaccrual loans	138.79%	1,598.57%	138.79%	1,598.57%
ACL on loans to nonperforming loans	138.79%	1,383.57%	138.79%	1,383.57%
Net charge-offs/(recoveries) to average total loans (annualized)	0.36%	(0.07)%	0.19%	(0.02)%
(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	Three months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2024:
Commercial
Commercial and industrial	$2,730	$119	$2,611	$578,544	1.82%
Commercial real estate
Construction, land and development	—	—	—	126,744	—
Multifamily	—	—	—	243,076	—
Non-owner occupied	—	—	—	617,338	—
Owner occupied	—	9	(9)	283,754	(0.01)
Total commercial real estate	—	9	(9)	1,270,912	—
Agricultural
Land	—	—	—	40,932	—
Production	—	—	—	38,004	—
Total agricultural	—	—	—	78,936	—
Total commercial	2,730	128	2,602	1,928,392	0.54
Consumer
Residential real estate
First lien	—	—	—	694,866	—
Construction	—	—	—	21,225	—
HELOC	—	—	—	123,233	—
Junior lien	3	74	(71)	36,181	(0.79)
Total residential real estate	3	74	(71)	875,505	(0.03)
Other consumer	1	10	(9)	33,335	(0.11)
Total consumer	4	84	(80)	908,840	(0.04)
Total loans	$2,734	$212	$2,522	$2,837,232	0.36%
2023:
Commercial
Commercial and industrial	$85	$438	$(353)	$516,943	(0.27)%
Commercial real estate
Construction, land and development	—	—	—	87,905	—
Multifamily	—	—	—	191,100	—
Non-owner occupied	—	—	—	473,728	—
Owner occupied	—	11	(11)	252,320	(0.02)
Total commercial real estate	—	11	(11)	1,005,053	—
Agricultural
Land	—	1	(1)	39,679	(0.01)
Production	—	—	—	28,415	—
Total agricultural	—	1	(1)	68,094	(0.01)
Total commercial	85	450	(365)	1,590,090	(0.09)
Consumer
Residential real estate
First lien	—	—	—	665,518	—
Construction	—	—	—	32,769	—
HELOC	—	—	—	120,344	—
Junior lien	—	46	(46)	35,932	(0.51)
Total residential real estate	—	46	(46)	854,563	(0.02)
Other consumer	23	15	8	37,759	0.08
Total consumer	23	61	(38)	892,322	(0.02)
Total loans	$108	$511	$(403)	$2,482,412	(0.07)%

	Six months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2024:
Commercial
Commercial and industrial	$2,894	$242	$2,652	$571,334	0.93%
Commercial real estate
Construction, land and development	—	—	—	127,165	—
Multifamily	—	—	—	246,794	—
Non-owner occupied	—	—	—	590,946	—
Owner occupied	29	20	9	281,459	0.01
Total commercial real estate	29	20	9	1,246,364	—
Agricultural
Land	—	—	—	40,621	—
Production	—	—	—	36,668	—
Total agricultural	—	—	—	77,289	—
Total commercial	2,923	262	2,661	1,894,987	0.28
Consumer
Residential real estate
First lien	—	—	—	698,311	—
Construction	—	—	—	21,392	—
HELOC	—	—	—	121,095	—
Junior lien	3	74	(71)	36,003	(0.40)
Total residential real estate	3	74	(71)	876,801	(0.02)
Other consumer	13	23	(10)	31,085	(0.06)
Total consumer	16	97	(81)	907,886	(0.02)
Total loans	$2,939	$359	$2,580	$2,802,873	0.19%
2023:
Commercial
Commercial and industrial	$260	$494	$(234)	$524,500	(0.09)%
Commercial real estate
Construction, land and development	—	—	—	95,460	—
Multifamily	—	—	—	151,740	—
Non-owner occupied	—	—	—	492,174	—
Owner occupied	—	22	(22)	251,669	(0.02)
Total commercial real estate	—	22	(22)	991,043	—
Agricultural
Land	—	1	(1)	38,773	(0.01)
Production	—	—	—	27,848	—
Total agricultural	—	1	(1)	66,621	—
Total commercial	260	517	(257)	1,582,164	(0.03)
Consumer
Residential real estate
First lien	—	2	(2)	659,636	—
Construction	—	—	—	33,911	—
HELOC	—	3	(3)	118,460	(0.01)
Junior lien	77	49	28	34,557	0.16
Total residential real estate	77	54	23	846,564	0.01
Other consumer	28	27	1	41,126	—
Total consumer	105	81	24	887,690	0.01
Total loans	$365	$598	$(233)	$2,469,854	(0.02)%

The following table presents the allocation of the ACL on loans as of the dates presented:

	June 30, 2024		December 31, 2023
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$6,234	20.3%	$9,705	20.4%
CRE − Construction, land and development	10,820	5.5	6,135	4.5
CRE − Multifamily	2,430	8.3	1,776	8.9
CRE − Non-owner occupied	8,772	22.3	7,726	20.5
CRE − Owner occupied	2,280	9.7	2,449	9.8
Agricultural − Land	259	1.4	96	1.5
Agricultural − Production	185	1.4	84	1.3
RRE − First lien	5,366	23.6	6,087	25.3
RRE − Construction	458	0.8	485	1.1
RRE − HELOC	886	4.3	835	4.3
RRE − Junior lien	314	1.2	264	1.3
Other consumer	328	1.2	201	1.1
Total loans	$38,332	100.0%	$35,843	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $6.9 million and $5.2 million as of June 30, 2024 and 2023, respectively.

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

Total deposits were $3.3 billion as of June 30, 2024, an increase of $203.0 million, or 6.6%, from December 31, 2023. Interest-bearing deposits increased $229.6 million during this period, while noninterest-bearing deposits decreased $26.7 million. The increase in total deposits was due to both expanded and new commercial deposit relationships, along with time deposit and synergistic deposit growth. Noninterest-bearing deposits decreased from 23.5% of total deposits as of December 31, 2023 to 21.3% as of June 30, 2024, as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted such funds. Time deposit balances increased as higher short-term CD rates attracted both existing non-maturity deposits as well as new deposits to the Company.

The following table presents the composition of the Company’s deposit portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$701,428	21.3%	$728,082	23.5%	$(26,654)	(3.7)%
Interest-bearing demand	1,003,585	30.4	840,711	27.2	162,874	19.4
Money market and savings	1,102,217	33.4	1,115,256	36.0	(13,039)	(1.2)
Time deposits	491,345	14.9	411,562	13.3	79,783	19.4
Total deposits	$3,298,575	100.0%	$3,095,611	100.0%	$202,964	6.6%

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$670,928	—%	$768,927	—%
Interest-bearing demand	914,090	2.24	761,319	1.26
Money market and savings	1,167,213	3.79	1,155,247	2.81
Time deposits	444,902	4.50	251,145	3.29
Total deposits	$3,197,133	2.68%	$2,936,638	1.73%

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of June 30, 2024:

June 30,
(dollars in thousands)	2024
Maturing in:
3 months or less	$126,211
3 months to 6 months	44,144
6 months to 1 year	13,625
1 year or greater	6,834
Total	$190,814

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.2 billion at June 30, 2024, and approximately $1.1 billion at December 31, 2023. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$114,170	30.6%
Bank Term Funding Program (1)	355,000	57.8	—	—
FHLB Short-term advances	200,000	32.6	200,000	53.6
Subordinated notes	50,000	8.1	50,000	13.4
Junior subordinated debentures	9,013	1.5	8,956	2.4
Total borrowed funds	$614,013	100.0%	$373,126	100.0%
(1)	In the first quarter of 2024, the Company borrowed $355.0 million from BTFP for a period of up to one year at a fixed rate of 4.88%. Under the program, the Company may prepay these borrowings at any time without penalty and the borrowings are secured by the Company’s pledged collateral of investment securities.

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $4.1 million, or 1.1%, to $373.2 million as of June 30, 2024, compared to $369.1 million as of December 31, 2023. Tangible common equity to tangible assets, a non-GAAP financial measure, decreased to 7.26% as of June 30, 2024, from 7.94% as of December 31, 2023. Common equity tier 1 capital to risk weighted assets decreased to 11.80% as of June 30, 2024, from 11.82% as of December 31, 2023.

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

At June 30, 2024 and December 31, 2023, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Capital Ratios	2024	2023
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	11.80%	11.82%
Tier 1 capital to risk weighted assets	12.07%	12.10%
Total capital to risk weighted assets	14.85%	14.76%
Tier 1 capital to average assets	9.60%	10.57%
Tangible common equity to tangible assets (1)	7.26%	7.94%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.23%	11.40%
Tier 1 capital to risk weighted assets	11.23%	11.40%
Total capital to risk weighted assets	12.48%	12.51%
Tier 1 capital to average assets	9.05%	9.92%
(1)Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of June 30, 2024, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 20 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet agreements as of June 30, 2024 and December 31, 2023, was as follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$925,260	$942,413
Standby letters of credit	15,853	10,045
Total	$941,113	$952,458

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

As of June 30, 2024, the Company had on balance sheet liquidity of $678.0 million, compared to $668.2 million as of December 31, 2023. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale, and over collateralized securities pledging positions available-for-sale.

As of June 30, 2024, the Company had off balance sheet liquidity of $1.9 billion, compared to $1.6 billion as of December 31, 2023. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2024, the Company had no federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of June 30, 2024, the Company had $1.7 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $878.5 million from the FHLB. In addition, the Company can borrow up to $107.0 million through the unsecured lines of credit the Company has established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $871.7 million, as of June 30, 2024. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of June 30, 2024 and December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s board of directors approves policy limits with respect to interest rate risk.

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

Management regularly reviews the Company’s exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. The ALCO reviews, on at least a quarterly basis, the interest rate risk position.

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

The estimated impact on the Company’s net interest income as of June 30, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below:

	June 30, 2024		December 31, 2023
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.6%	5.8%	1.0%	2.4%
+300 basis points	1.0%	4.0%	0.5%	1.4%
+200 basis points	1.1%	3.3%	0.3%	0.9%
+100 basis points	0.7%	1.9%	0.4%	0.9%
−100 basis points	0.6%	−2.3%	−1.0%	−1.7%
−200 basis points	1.0%	−4.9%	−2.3%	−4.1%
−300 basis points	1.2%	−8.2%	−4.1%	−7.2%
−400 basis points	3.6%	−8.2%	−5.0%	−7.6%

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

The table below presents the change in the economic value of equity as of June 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	June 30,	December 31,
	2024	2023
+400 basis points	−9.6%	−15.5%
+300 basis points	−7.8%	−12.6%
+200 basis points	−4.1%	−7.7%
+100 basis points	−1.5%	−3.1%
−100 basis points	0.6%	1.6%
−200 basis points	0.3%	2.0%
−300 basis points	−1.6%	−0.3%
−400 basis points	−5.1%	−5.6%

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

Item 1A – Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

Risks Related to the Proposed Merger

Litigation may be Filed Against Alerus or HMN Financial, Inc. (or their Respective Boards of Directors) that Could Prevent or Delay the Consummation of the Merger or Result in the Payment of Damages Following Consummation of the Merger.

It is possible that, in connection with the merger of HMN Financial, Inc. (“HMNF”) with and into Alerus, stockholders may file demands or putative class action lawsuits against Alerus or HMNF (or their respective boards of directors). Two purported stockholders of HMNF have sent demand letters to HMNF, alleging that the joint proxy statement/prospectus filed by Alerus omitted certain material information regarding the merger and threatening litigation. Among other remedies, these stockholders could seek financial damages or to enjoin the merger. The outcome of any such litigation is uncertain. Additionally, one of the conditions to the closing of the merger is that there must be no order, injunction, decree, statute, rule, regulation or other legal restraint or prohibition preventing or making illegal the consummation of the merger or any of the other transactions contemplated by the merger agreement. If a dismissal is not granted or a settlement is not reached and any plaintiff were successful in obtaining an injunction prohibiting Alerus or HMNF from completing the merger or any of the other transactions contemplated by the merger agreement between Alerus and HMNF (the “merger agreement”), then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Alerus or HMNF, including any cost associated with the indemnification of directors and officers of each company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows and the market price of the combined company.

Issuance of Shares of Alerus Common Stock Pursuant to the Merger Agreement May Adversely Affect the Market Price of Alerus Common Stock.

Pursuant to the merger agreement, Alerus expects to issue approximately 5,578,194 shares of Alerus common stock to HMNF stockholders, which estimate does not include outstanding restricted stock awards and stock options of HMNF that will become fully vested and exercisable immediately prior to the effective time as a result of the merger. The dilution caused by the issuance of a large number of new shares of Alerus common stock may result in fluctuations in the market price of Alerus common stock, including a potential stock price decrease.

Alerus May Fail to Realize the Anticipated Benefits of the Merger.

Alerus and HMNF have operated and, until the consummation of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, Alerus’ ability to combine the businesses of Alerus and HMNF in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of Alerus or HMNF nor result in decreased revenues due to any loss of customers. If Alerus is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results, prospects and stock price.

While individuals employed by HMNF or Home Federal Savings Bank, the wholly-owned banking subsidiary of HMNF, immediately prior to the effective time will automatically become employees of Alerus or Alerus Financial following the merger, certain employees may not be retained by Alerus after the merger. In addition, certain employees that Alerus wishes to retain may elect to terminate their employment as a result of the merger, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Alerus’ or HMNF’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Alerus or HMNF to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the merger.

Among the factors considered by the boards of directors of both Alerus and HMNF in connection with their respective approvals of the merger agreement were the anticipated benefits that could result from the merger. There can be no assurance that these benefits will be realized within the time periods contemplated or at all.

Regulatory Approvals May Not be Received, May Take Longer than Expected or May Impose Conditions that are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated in the merger agreement can be consummated, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals, or delay their receipt. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or may place restrictions on the conduct of the combined company’s business.

Alerus and HMNF believe that the merger should not raise significant regulatory concerns, and that the parties will be able to obtain all requisite regulatory approvals in a timely manner. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the merger agreement, Alerus and HMNF will not be required to consummate the merger if any such approvals would reasonably be expected to materially restrict or burden Alerus following the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying the consummation of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, neither Alerus nor HMNF can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The consummation of the merger is further conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the consummation of the merger.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the second quarter of 2024:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
April 1-30, 2024	—	$—	—	1,000,000
May 1-31, 2024	176	20.44	—	1,000,000
June 1-30, 2024	—	—	—	1,000,000
Total	176	$20.44	—	1,000,000
(1)	Represents shares of the Company’s common stock surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)	On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Existing Program, which authorized the Company to repurchase up to 770,000 shares of its common stock, subject to certain limitations and conditions. The Existing Program was effective immediately and continued until February 18, 2024. On December 12, 2023, the Board approved a new stock repurchase program, or the New Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The New Program became effective on February 18, 2024, and replaced the Existing Program. The New Program will expire on February 18, 2027. Neither the Existing Program nor the New Program obligates the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended June 30, 2024, the Company did not repurchase any shares of common stock under either the Existing Program or the New Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and between Alerus Financial Corporation and HMN Financial, Inc., dated May 14, 2024* (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed on May 15, 2024.

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1

Voting and Support Agreement, by and among Alerus Financial Corporation and the directors and officers of HMN Financial, Inc. identified therein, dated May 14, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on May 15, 2024.

10.2

Voting and Support Agreement, by and among HMN Financial, Inc. and the directors and officers of Alerus Financial Corporation identified therein, dated May 14, 2024 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on May 15, 2024.

10.3	Alerus Financial Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on May 28, 2024).

10.4	Form of Alerus Financial Corporation Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on May 28, 2024).

10.5	First Amendment to the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on May 28, 2024).

10.6	Executive Severance Agreement, by and between Alerus Financial Corporation and Katie Lorenson, dated May 21, 2024 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on May 28, 2024).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)-14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

* The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: August 8, 2024	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)