Form 10-Q
period 2024-09-30
ALERUS FINANCIAL CORP
filed 2024-10-31
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding at October 29, 2024 was 25,338,280.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2024	2023
Assets
Cash and cash equivalents	$65,975	$129,893
Investment securities
Trading	2,708	—
Available-for-sale, at fair value (amortized cost of $549,122 and $584,754, respectively)	466,003	486,736
Held-to-maturity, at amortized cost (fair value of $249,862 and $258,617, respectively, with an allowance for credit losses on investments of $137 and $213, respectively)	281,913	299,515
Loans held for sale	13,487	11,497
Loans	3,032,343	2,759,583
Allowance for credit losses on loans	(39,142)	(35,843)
Net loans	2,993,201	2,723,740
Land, premises and equipment, net	18,790	17,940
Operating lease right-of-use assets	9,268	5,436
Accrued interest receivable	16,469	15,700
Bank-owned life insurance	35,793	33,236
Goodwill	46,783	46,783
Other intangible assets, net	13,186	17,158
Servicing rights	1,874	2,052
Deferred income taxes, net	33,054	34,595
Other assets	86,136	83,432
Total assets	$4,084,640	$3,907,713
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$657,547	$728,082
Interest-bearing	2,666,003	2,367,529
Total deposits	3,323,550	3,095,611
Short-term borrowings	244,700	314,170
Long-term debt	59,041	58,956
Operating lease liabilities	9,643	5,751
Accrued expenses and other liabilities	61,220	64,098
Total liabilities	3,698,154	3,538,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 19,790,005 and 19,734,077 issued and outstanding	19,790	19,734
Additional paid-in capital	151,257	150,343
Retained earnings	278,863	272,705
Accumulated other comprehensive income (loss)	(63,424)	(73,655)
Total stockholders’ equity	386,486	369,127
Total liabilities and stockholders’ equity	$4,084,640	$3,907,713

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans, including fees	$42,593	$34,986	$123,551	$99,187
Investment securities
Taxable	4,596	6,146	14,008	18,222
Exempt from federal income taxes	169	182	512	558
Other	4,854	724	16,200	2,221
Total interest income	52,212	42,038	154,271	120,188
Interest Expense
Deposits	22,285	14,436	63,721	36,218
Short-term borrowings	6,706	6,528	19,748	15,684
Long-term debt	679	679	2,041	1,999
Total interest expense	29,670	21,643	85,510	53,901
Net interest income	22,542	20,395	68,761	66,287
Provision for credit losses	1,661	—	6,150	550
Net interest income after provision for credit losses	20,881	20,395	62,611	65,737
Noninterest Income
Retirement and benefit services	16,144	18,605	47,876	49,977
Wealth management	6,684	5,271	19,161	15,915
Mortgage banking	2,573	2,510	6,796	7,132
Service charges on deposit accounts	488	328	1,333	940
Other	2,474	1,693	5,891	5,475
Total noninterest income	28,363	28,407	81,057	79,439
Noninterest Expense
Compensation	21,058	19,071	60,655	57,076
Employee taxes and benefits	5,400	4,895	16,722	15,472
Occupancy and equipment expense	2,082	1,883	5,803	5,619
Business services, software and technology expense	4,879	4,774	14,823	15,367
Intangible amortization expense	1,324	1,324	3,972	3,972
Professional fees and assessments	4,267	1,716	8,633	4,397
Marketing and business development	764	750	2,200	2,139
Supplies and postage	422	410	1,321	1,275
Travel	330	322	954	876
Mortgage and lending expenses	684	689	1,592	1,401
Other	1,237	1,426	3,543	3,909
Total noninterest expense	42,447	37,260	120,218	111,503
Income before income taxes	6,797	11,542	23,450	33,673
Income tax expense	1,590	2,381	5,604	7,222
Net income	$5,207	$9,161	$17,846	$26,451
Per Common Share Data
Basic earnings per common share	$0.26	$0.46	$0.90	$1.31

Diluted earnings per common share	$0.26	$0.45	$0.89	$1.30
Dividends declared per common share	$0.20	$0.19	$0.59	$0.56
Average common shares outstanding	19,788	19,872	19,768	19,977
Diluted average common shares outstanding	20,075	20,095	20,037	20,193

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$5,207	$9,161	$17,846	$26,451
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	19,431	(19,155)	14,692	(24,033)
Net change in unrealized gain (losses) on cash flow hedging derivatives	(869)	1,011	(160)	1,011
Net change in unrealized gain (losses) on other derivatives	(3,068)	1,133	(872)	3,206
Total other comprehensive income (loss), before tax	15,494	(17,011)	13,660	(19,816)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,889	(4,270)	3,429	(4,974)
Other comprehensive income (loss), net of tax	11,605	(12,741)	10,231	(14,842)
Total comprehensive income (loss)	$16,812	$(3,580)	$28,077	$11,609

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2023	19,915	$152,673	$285,839	$(100,742)	$357,685
Net income	—	—	9,161	—	9,161
Other comprehensive income (loss)	—	—	—	(12,741)	(12,741)
Common stock repurchased	(70)	(1,172)	—	—	(1,242)
Common stock dividends	—	—	(3,838)	—	(3,838)
Share‑based compensation expense	—	377	—	—	377
Vesting of restricted stock	3	(3)	—	—	—
Balance as of September 30, 2023	19,848	$151,875	$291,162	$(113,483)	$349,402

Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226
Net income	—	—	5,207	—	5,207
Other comprehensive income (loss)	—	—	—	11,605	11,605
Common stock repurchased	—	(76)	—	—	(76)
Common stock dividends	—	—	(3,964)	—	(3,964)
Share‑based compensation expense	—	488	—	—	488
Vesting of restricted stock	12	(12)	—	—	—
Balance as of September 30, 2024	19,790	$151,257	$278,863	$(63,424)	$386,486

	Nine Months Ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	26,451	—	26,451
Other comprehensive income (loss)	—	—	—	(14,842)	(14,842)
Common stock repurchased	(257)	(4,299)	—	—	(4,556)
Common stock dividends	—	—	(11,263)	—	(11,263)
Share‑based compensation expense	18	1,174	—	—	1,192
Vesting of restricted stock	95	(95)	—	—	—
Balance as of September 30, 2023	19,848	$151,875	$291,162	$(113,483)	$349,402

Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	17,846	—	17,846
Other comprehensive income (loss)	—	—	—	10,231	10,231
Common stock repurchased	(7)	(225)	—	—	(232)
Common stock dividends	—	—	(11,688)	—	(11,688)
Share‑based compensation expense	—	1,202	—	—	1,202
Vesting of restricted stock	63	(63)	—	—	—
Balance as of September 30, 2024	19,790	$151,257	$278,863	$(63,424)	$386,486

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Operating Activities
Net income	$17,846	$26,451
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(1,888)	857
Provision for credit losses	6,150	550
Depreciation and amortization	6,456	6,378
Amortization and accretion of premiums/discounts on investment securities	1,301	1,652
Amortization of operating lease right-of-use assets	60	(372)
Share‑based compensation expense	1,202	1,192
Originations on loans held for sale	(233,656)	(239,004)
Proceeds on loans held for sale	238,113	238,028
(Increase) in value of bank-owned life insurance	(622)	(653)
Realized loss (gain) on sale of premises and equipment	(476)	—
Realized loss (gain) on derivative instruments	421	(322)
Realized loss (gain) on loans sold	(6,545)	(5,922)
Realized loss (gain) on sale of foreclosed assets	(1)	(27)
Realized loss (gain) on BOLI mortality	—	(1,196)
Realized loss (gain) on servicing rights	(149)	(28)
Net change in:
Accrued interest receivable	(769)	(2,692)
Other assets	127	(3,967)
Accrued expenses and other liabilities	(8,129)	3,879
Net cash provided (used) by operating activities	19,441	24,804
Investing Activities
Proceeds from sales of trading investment securities	8,684	—
Purchases of trading investment securities	(11,220)	—
Proceeds from maturities of investment securities available-for-sale	35,011	52,624
Proceeds from calls of investment securities held-to-maturity	611	242
Proceeds from maturities and paydowns of investment securities held-to-maturity	16,180	17,188
Net (increase) decrease in loans	(275,760)	(162,322)
Net (increase) decrease in FHLB stock	2,809	(5,953)
Purchases of BOLI	(1,935)	—
Proceeds from BOLI mortality claim	—	2,828
Proceeds from sale of premises and equipment	2,799	—
Purchases of premises and equipment	(7,331)	(1,474)
Proceeds from sales of foreclosed assets	37	51
Net cash provided (used) by investing activities	(230,115)	(96,816)
Financing Activities
Net increase (decrease) in deposits	227,939	(43,300)
Net increase (decrease) in short-term borrowings	(69,470)	137,390
Cash dividends paid on common stock	(11,481)	(11,040)
Repurchase of common stock	(232)	(4,556)
Net cash provided (used) by financing activities	146,756	78,494
Net change in cash and cash equivalents	(63,918)	6,482
Cash and cash equivalents at beginning of period	129,893	58,242
Cash and cash equivalents at end of period	$65,975	$64,724

See accompanying notes to consolidated financial statements (unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental Cash Flow Disclosures
Interest paid	$84,700	$50,969
Income taxes paid	260	6,637
Cash dividends declared, not paid	3,963	3,838
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(5)	3
Premises and equipment transferred to other assets	2,086	—
Right-of-use assets obtained in exchange for new operating lease liabilities, net	5,244	1,938
Change in fair value hedges presented within residential real estate loans and other assets	98	716

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP, for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation, or the Company, as of  September 30, 2024 and December 31, 2023, the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board, or FASB, Accounting Standards Updates, or ASUs, are divided into pronouncements which have been adopted by the Company since January 1, 2024, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2024.

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

The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and are applied on a retrospective basis. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.

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

NOTE 3 Business Combinations

On October 9, 2024, the Company completed the acquisition of HMN Financial, Inc. (“HMNF”) (Nasdaq: HMNF) and its wholly owned subsidiary, Home Federal Savings Bank (together, “Home Federal”). As a result of the transaction, HMNF merged with and into Alerus Financial Corporation, and Home Federal Savings Bank merged with and into Alerus Financial, National Association. The all-stock transaction was valued at approximately $128.8 million as of closing, based on the closing price of the Company’s common stock on October 8, 2024, the trading day immediately preceding the closing of the merger, of $22.90.

Founded in 1934, Home Federal had 12 branches in Minnesota and one branch in each of Iowa and Wisconsin. As of June 30, 2024, HMNF had, on a consolidated basis, $1.1 billion in total assets, which included approximately $876.6 million in loans and $199.0 million in investment securities, as well as $983.2 million in total deposits.

The transaction expanded the Company’s franchise into Rochester, Minnesota and represents the largest bank acquisition in the Company’s history. The Company’s acquisition of Home Federal is expected to provide earnings benefit, growth potential, synergies and economies of scale arising from the combination of Home Federal with the Company. With the addition of Home Federal, based on June 30, 2024 amounts, the Company now has approximately $5.5 billion in total assets, $3.8 billion in total loans, $4.3 billion in total deposits, and $43.6 billion in assets under administration/management, with 29 locations across the Midwest, as well as Arizona.

The Company is in the process of determining the value of the acquired assets and liabilities, and, therefore, no estimated fair value adjustments are available as of October 31, 2024.

As a result of the transaction, stockholders of HMNF received 1.25 shares of the Company’s common stock for each share of HMNF common stock, resulting in the issuance of 5,547,658 shares of the Company’s common stock. The merger was structured to qualify as a tax-free reorganization for HMNF’s stockholders. Following the transaction, former stockholders of HMNF now hold approximately 21.9% of the Company’s outstanding common stock.

During the three and nine months ended September 30, 2024, the Company incurred $1.7 million and $2.3 million, respectively, in pre-tax acquisition expenses related to the acquisition of HMNF, comprised of legal and professional fees included in professional fees and assessments expense in the consolidated statements of income.

NOTE 4 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. As of September 30, 2024, the fair value of the Company’s trading securities was $2.7 million. There were no trading securities as of December 31, 2023. Changes in fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees, executives, and directors.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses, or ACL, and fair value of the available-for-sale, or AFS, investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity, or HTM, securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$739	$2	$(2)	$—	$739
Mortgage backed securities
Residential agency	488,915	2	(74,529)	—	414,388
Commercial	1,460	—	(59)	—	1,401
Asset backed securities	20	—	—	—	20
Corporate bonds	57,988	—	(8,533)	—	49,455
Total available-for-sale investment securities	549,122	4	(83,123)	—	466,003
Held-to-maturity
Obligations of state and political agencies	122,717	—	(9,124)	81	113,593
Mortgage backed securities
Residential agency	159,333	—	(23,064)	56	136,269
Total held-to-maturity investment securities	282,050	—	(32,188)	137	249,862
Total investment securities	$831,172	$4	$(115,311)	$137	$715,865

	December 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$1,119	$4	$(3)	—	$1,120
Mortgage backed securities
Residential agency	524,140	1	(88,547)	—	435,594
Commercial	1,476	—	(123)	—	1,353
Asset backed securities	26	—	(1)	—	25
Corporate bonds	57,993	—	(9,349)	—	48,644
Total available-for-sale investment securities	584,754	5	(98,023)	—	486,736
Held-to-maturity
Obligations of state and political agencies	129,603	—	(12,613)	114	116,990
Mortgage backed securities
Residential agency	170,125	—	(28,498)	99	141,627
Total held-to-maturity investment securities	299,728	—	(41,111)	213	258,617
Total investment securities	$884,482	$5	$(139,134)	$213	$745,353

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2024 represented a credit loss impairment. As of both September 30, 2024 and December 31, 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both September 30, 2024 and December 31, 2023; however, all such bonds had an investment grade rating as of both September 30, 2024 and December 31, 2023. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $137 thousand and $213 thousand as of September 30, 2024 and December 31, 2023, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and nine months ended September 30, 2024.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of September 30, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.6 million and $0.9 million, respectively. As of December 31, 2023, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.5 million and $1.4 million, respectively.

The Company had no sales or calls of AFS investment securities for the three and nine months ended September 30, 2024 and 2023.

The Company had no sales of HTM investment securities for the three and nine months ended September 30, 2024 and 2023.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		September 30, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(2)	$370	$—	$—	$(2)	$370
Mortgage backed securities
Residential agency	108	—	—	(74,529)	414,315	(74,529)	414,315
Commercial	1	—	—	(59)	1,401	(59)	1,401
Asset backed securities	3	—	—	—	20	—	20
Corporate bonds	12	—	—	(8,533)	49,455	(8,533)	49,455
Total available-for-sale investment securities	125	$(2)	$370	$(83,121)	$465,191	$(83,123)	$465,561

		December 31, 2023
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$489	$—	$—	$(3)	$489
Mortgage backed securities
Residential agency	112	—	43	(88,547)	435,505	(88,547)	435,548
Commercial	1	—	—	(123)	1,353	(123)	1,353
Asset backed securities	3	—	—	(1)	25	(1)	25
Corporate bonds	12	—	—	(9,349)	48,644	(9,349)	48,644
Total available-for-sale investment securities	129	$(3)	$532	$(98,020)	$485,527	$(98,023)	$486,059

As of September 30, 2024 and December 31, 2023, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended September 30, 2024 and 2023.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of September 30, 2024, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$8,282	$8,203	$—	$—
Due after one year through five years	56,385	53,122	1,838	1,778
Due after five years through ten years	48,042	43,323	57,992	49,460
Due after 10 years	10,008	8,945	377	377
	122,717	113,593	60,207	51,615
Mortgage-backed securities
Residential agency	159,333	136,269	488,915	414,388
Total investment securities	$282,050	$249,862	$549,122	$466,003

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $335.9 million and $250.0 million were pledged as of September 30, 2024 and December 31, 2023, respectively, to secure public deposits and for other purposes required or permitted by law.

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines, or FHLB, stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Federal Reserve	$4,623	$4,623
FHLB	13,757	16,566

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2024, the conversion ratio was 1.5875. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,992 Class A equivalents) that the Company owned as of September 30, 2024 and December 31, 2023, were carried at a zero cost basis.

NOTE 5 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$606,245	$562,180
Commercial real estate
Construction, land and development	173,629	124,034
Multifamily	275,377	245,103
Non-owner occupied	686,071	569,354
Owner occupied	296,366	271,623
Total commercial real estate	1,431,443	1,210,114
Agricultural
Land	45,821	40,832
Production	39,436	36,141
Total agricultural	85,257	76,973
Total commercial	2,122,945	1,849,267
Consumer
Residential real estate
First lien	690,451	697,900
Construction	11,808	28,979
HELOC	134,301	118,315
Junior lien	36,445	35,819
Total residential real estate	873,005	881,013
Other consumer	36,393	29,303
Total consumer	909,398	910,316
Total loans	$3,032,343	$2,759,583

Total loans included net deferred loan fees and costs of $601 thousand and $248 thousand at September 30, 2024 and December 31, 2023, respectively. Unearned discounts associated with the acquisition of Metro Phoenix Bank totaled $3.8 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $13.4 million at September 30, 2024 and $12.2 million at December 31, 2023.

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

Loans with a carrying value of $2.1 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$6,234	$660	$(246)	$153	$6,801
Commercial real estate
Construction, land and development	10,820	(447)	—	—	10,373
Multifamily	2,430	161	—	—	2,591
Non-owner occupied	8,772	(260)	—	—	8,512
Owner occupied	2,280	233	(98)	14	2,429
Total commercial real estate	24,302	(313)	(98)	14	23,905
Agricultural
Land	259	(2)	—	20	277
Production	185	(3)	—	—	182
Total agricultural	444	(5)	—	20	459
Total commercial	30,980	342	(344)	187	31,165
Consumer
Residential real estate
First lien	5,366	74	—	—	5,440
Construction	458	(355)	—	—	103
HELOC	886	68	—	—	954
Junior lien	314	807	—	—	1,121
Total residential real estate	7,024	594	—	—	7,618
Other consumer	328	190	(161)	2	359
Total consumer	7,352	784	(161)	2	7,977
Total	$38,332	$1,126	$(505)	$189	$39,142

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $549 thousand related to off-balance sheet credit exposure and ($14) thousand related to HTM investment securities.

	Nine Months Ended September 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$(159)	$(3,140)	$395	$6,801
Commercial real estate
Construction, land and development	6,135	4,238	—	—	10,373
Multifamily	1,776	815	—	—	2,591
Non-owner occupied	7,726	786	—	—	8,512
Owner occupied	2,449	73	(127)	34	2,429
Total commercial real estate	18,086	5,912	(127)	34	23,905
Agricultural
Land	96	161	—	20	277
Production	84	98	—	—	182
Total agricultural	180	259	—	20	459
Total commercial	27,971	6,012	(3,267)	449	31,165
Consumer
Residential real estate
First lien	6,087	(647)	—	—	5,440
Construction	485	(382)	—	—	103
HELOC	835	119	—	—	954
Junior lien	264	786	(3)	74	1,121
Total residential real estate	7,671	(124)	(3)	74	7,618
Other consumer	201	307	(174)	25	359
Total consumer	7,872	183	(177)	99	7,977
Total	$35,843	$6,195	$(3,444)	$548	$39,142

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $31 thousand related to off-balance sheet credit exposure and ($76) thousand related to HTM investment securities.

	Three months ended September 30, 2023
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,170	$93	$(134)	$456	$8,585
Commercial real estate
Construction, land and development	3,731	770	—	251	4,752
Multifamily	1,991	(25)	—	—	1,966
Non-owner occupied	8,555	(198)	—	—	8,357
Owner occupied	2,894	(148)	—	11	2,757
Total commercial real estate	17,171	399	—	262	17,832
Agricultural
Land	138	(22)	—	—	116
Production	103	(5)	—	—	98
Total agricultural	241	(27)	—	—	214
Total commercial	25,582	465	(134)	718	26,631
Consumer
Residential real estate
First lien	7,571	(317)	(9)	—	7,245
Construction	785	(22)	—	—	763
HELOC	1,117	(54)	—	3	1,066
Junior lien	330	(6)	—	—	324
Total residential real estate	9,803	(399)	(9)	3	9,398
Other consumer	311	(66)	(8)	24	261
Total consumer	10,114	(465)	(17)	27	9,659
Total	$35,696	$—	$(151)	$745	$36,290

	Nine Months Ended September 30, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,690	$(535)	$(126)	$(394)	$950	$8,585
Commercial real estate
Construction, land and development	1,458	2,551	492	—	251	4,752
Multifamily	1,062	(162)	1,066	—	—	1,966
Non-owner occupied	7,543	1,344	(530)	—	—	8,357
Owner occupied	4,188	(1,324)	(140)	—	33	2,757
Total commercial real estate	14,251	2,409	888	—	284	17,832
Agricultural
Land	281	(86)	(80)	—	1	116
Production	250	(76)	(76)	—	—	98
Total agricultural	531	(162)	(156)	—	1	214
Total commercial	23,472	1,712	606	(394)	1,235	26,631
Consumer
Residential real estate
First lien	5,495	1,800	(43)	(9)	2	7,245
Construction	345	468	(50)	—	—	763
HELOC	951	59	50	—	6	1,066
Junior lien	352	(85)	85	(77)	49	324
Total residential real estate	7,143	2,242	42	(86)	57	9,398
Other consumer	531	(97)	(188)	(36)	51	261
Total consumer	7,674	2,145	(146)	(122)	108	9,659
Total	$31,146	$3,857	$460	$(516)	$1,343	$36,290

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $44 thousand related to off-balance sheet credit exposure and $46 thousand related to HTM investment securities.

The ACL on loans at September 30, 2024 was $39.1 million, an increase of $3.3 million, or 9.2%, from December 31, 2023. The increase was primarily due to an increase of $4.2 million in the provision for credit losses on construction, land and development loans. This increase was primarily due to organic loan growth and an increased reserve related to an individually evaluated construction, land and development loan. This was partially offset by a decreased ACL for commercial and industrial loans and residential real estate (“RRE”) loans. This decrease was primarily driven by a $2.6 million charge-off of one commercial and industrial loan in the second quarter of 2024.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of September 30, 2024.

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

●

Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well‑defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss: Loans classified as loss are considered uncollectible and charged off immediately.

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2024 and December 31, 2023:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$139,653	$147,857	$63,749	$40,651	$50,753	$38,881	$90,695	$572,239
Special mention	—	515	—	9,368	—	6	192	10,081
Substandard	—	4,448	—	4,027	3,062	2,009	10,379	23,925
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$139,653	$152,820	$63,749	$54,046	$53,815	$40,896	$101,266	$606,245
Gross charge-offs for the period ended	$—	$191	$—	$—	$2,668	$281	$—	$3,140
CRE − Construction, land and development
Pass	$47,796	$58,373	$25,508	$1,263	$—	$1,652	$14,032	$148,624
Special mention	—	—	—	—	—	—	—	—
Substandard	1,139	—	23,866	—	—	—	—	25,005
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$48,935	$58,373	$49,374	$1,263	$—	$1,652	$14,032	$173,629
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$24,189	$57,051	$110,246	$18,525	$31,639	$20,484	$134	$262,268
Special mention	—	—	—	—	12,807	—	—	12,807
Substandard	—	—	—	—	—	302	—	302
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$24,189	$57,051	$110,246	$18,525	$44,446	$20,786	$134	$275,377
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$110,526	$154,417	$146,842	$56,666	$60,671	$132,675	$64	$661,861
Special mention	—	—	—	7,032	—	1,098	4,578	12,708
Substandard	—	—	—	7,788	—	3,714	—	11,502
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$110,526	$154,417	$146,842	$71,486	$60,671	$137,487	$4,642	$686,071
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$52,339	$32,986	$49,367	$42,406	$28,424	$76,053	$1,798	$283,373
Special mention	—	—	—	944	—	336	—	1,280
Substandard	—	244	2,635	2,437	—	6,397	—	11,713
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$52,339	$33,230	$52,002	$45,787	$28,424	$82,786	$1,798	$296,366
Gross charge-offs for the period ended	$—	$—	$29	$—	$—	$98	$—	$127
Agricultural − Land
Pass	$8,423	$5,653	$12,726	$4,504	$5,461	$6,502	$82	$43,351
Special mention	—	—	—	—	—	—	—	—
Substandard	—	304	2,166	—	—	—	—	2,470
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,423	$5,957	$14,892	$4,504	$5,461	$6,502	$82	$45,821
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$6,913	$6,178	$4,709	$493	$1,294	$599	$17,915	$38,101
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,335	—	—	—	—	1,335
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,913	$6,178	$6,044	$493	$1,294	$599	$17,915	$39,436
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$17,117	$69,102	$191,133	$204,117	$100,781	$106,253	$—	$688,503
Nonperforming	—	579	—	301	12	1,056	—	1,948
Subtotal	$17,117	$69,681	$191,133	$204,418	$100,793	$107,309	$—	$690,451
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$4,035	$1,796	$—	$1,297	$—	$—	$—	$7,128
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$4,035	$1,796	$4,680	$1,297	$—	$—	$—	$11,808
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$2,712	$6,392	$6,103	$1,199	$968	$1,398	$114,041	$132,813
Nonperforming	—	—	—	—	—	138	1,350	1,488
Subtotal	$2,712	$6,392	$6,103	$1,199	$968	$1,536	$115,391	$134,301
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Junior lien
Performing	$3,942	$9,803	$7,643	$4,304	$2,865	$3,937	$200	$32,694
Nonperforming	1,775	—	300	107	—	1,569	—	3,751
Subtotal	$5,717	$9,803	$7,943	$4,411	$2,865	$5,506	$200	$36,445
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$3	$—	$3
Other consumer
Performing	$7,452	$3,662	$4,732	$418	$2,236	$849	$16,754	$36,103
Nonperforming	—	—	272	—	7	11	—	290
Subtotal	$7,452	$3,662	$5,004	$418	$2,243	$860	$16,754	$36,393
Gross charge-offs for the period ended	$—	$6	$3	$150	$4	$11	$—	$174
Total loans	$428,011	$559,360	$658,012	$407,847	$300,980	$405,919	$272,214	$3,032,343
Gross charge-offs for the period ended	$—	$197	$32	$150	$2,672	$393	$—	$3,444

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$189,643	$83,233	$66,837	$62,367	$31,859	$14,879	$83,522	$532,340
Special mention	—	—	—	—	—	—	—	—
Substandard	464	4,844	236	6,328	94	2,513	15,361	29,840
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$190,107	$88,077	$67,073	$68,695	$31,953	$17,392	$98,883	$562,180
Gross charge-offs for the period ended	$39	$—	$49	$11	$247	$90	$—	$436
CRE − Construction, land and development
Pass	$29,902	$57,944	$14,326	$122	$—	$952	$121	$103,367
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20,667	—	—	—	—	—	20,667
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,902	$78,611	$14,326	$122	$—	$952	$121	$124,034
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$71,994	$67,368	$16,637	$48,643	$24,581	$15,435	$135	$244,793
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	310	—	310
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$71,994	$67,368	$16,637	$48,643	$24,581	$15,745	$135	$245,103
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$154,813	$127,550	$79,046	$62,857	$69,269	$69,680	$5,121	$568,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	875	143	—	1,018
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$154,813	$127,550	$79,046	$62,857	$70,144	$69,823	$5,121	$569,354
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$39,030	$55,337	$41,623	$36,339	$22,340	$66,574	$2,538	$263,781
Special mention	—	—	—	—	—	262	—	262
Substandard	—	587	2,872	—	2,815	1,306	—	7,580
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$39,030	$55,924	$44,495	$36,339	$25,155	$68,142	$2,538	$271,623
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$61,201	$190,749	$217,146	$108,100	$33,102	$87,213	$284	$697,795
Nonperforming	—	—	—	—	—	105	—	105
Subtotal	$61,201	$190,749	$217,146	$108,100	$33,102	$87,318	$284	$697,900
Gross charge-offs for the period ended	$—	$—	$9	$—	$—	$—	$—	$9
Residential real estate − Construction
Performing	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$40	$—	$40
Residential real estate − Junior lien
Performing	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$50	$34,038
Nonperforming	—	—	—	—	—	—	1,781	1,781
Subtotal	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$1,831	$35,819
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$77	$—	$77
Other consumer
Performing	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Gross charge-offs for the period ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$596,067	$667,909	$452,797	$341,964	$191,674	$273,541	$235,631	$2,759,583
Gross charge-offs for the period ended	$43	$2	$58	$42	$253	$215	$—	$613

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$600,976	$1,807	$397	$—	$3,065	$606,245
Commercial real estate
Construction, land and development	148,624	—	—	—	25,005	173,629
Multifamily	275,377	—	—	—	—	275,377
Non-owner occupied	677,266	3,588	—	—	5,217	686,071
Owner occupied	293,851	3	—	—	2,512	296,366
Total commercial real estate	1,395,118	3,591	—	—	32,734	1,431,443
Agricultural
Land	45,821	—	—	—	—	45,821
Production	39,366	—	—	—	70	39,436
Total agricultural	85,187	—	—	—	70	85,257
Total commercial	2,081,281	5,398	397	—	35,869	2,122,945
Consumer
Residential real estate
First lien	687,874	151	478	—	1,948	690,451
Construction	7,128	—	—	—	4,680	11,808
HELOC	132,077	655	81	—	1,488	134,301
Junior lien	32,653	17	24	—	3,751	36,445
Total residential real estate	859,732	823	583	—	11,867	873,005
Other consumer	36,007	88	8	—	290	36,393
Total consumer	895,739	911	591	—	12,157	909,398
Total	$2,977,020	$6,309	$988	$—	$48,026	$3,032,343

	December 31, 2023
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$554,602	$844	$—	$139	$6,595	$562,180
Commercial real estate
Construction, land and development	124,034	—	—	—	—	124,034
Multifamily	245,103	—	—	—	—	245,103
Non-owner occupied	569,267	87	—	—	—	569,354
Owner occupied	270,467	41	—	—	1,115	271,623
Total commercial real estate	1,208,871	128	—	—	1,115	1,210,114
Agricultural
Land	40,832	—	—	—	—	40,832
Production	36,061	80	—	—	—	36,141
Total agricultural	76,893	80	—	—	—	76,973
Total commercial	1,840,366	1,052	—	139	7,710	1,849,267
Consumer
Residential real estate
First lien	695,807	901	554	—	638	697,900
Construction	28,979	—	—	—	—	28,979
HELOC	117,540	597	—	—	178	118,315
Junior lien	35,680	69	—	—	70	35,819
Total residential real estate	878,006	1,567	554	—	886	881,013
Other consumer	29,086	170	47	—	—	29,303
Total consumer	907,092	1,737	601	—	886	910,316
Total	$2,747,458	$2,789	$601	$139	$8,596	$2,759,583

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,790	$3,065	$—
Commercial real estate
Construction, land and development	—	25,005	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,781	2,512	—
Total commercial real estate	6,998	32,734	—
Agricultural
Land	—	—	—
Production	70	70	—
Total agricultural	70	70	—
Total commercial	9,858	35,869	—
Consumer
Residential real estate
First lien	1,941	1,948	—
Construction	4,680	4,680	—
HELOC	138	1,488	—
Junior lien	1,894	3,751	—
Total residential real estate	8,653	11,867	—
Other consumer	—	290	—
Total consumer	8,653	12,157	—
Total	$18,511	$48,026	$—

	December 31, 2023
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$79	$6,595	$139
Commercial real estate
Construction, land and development	—	—	—
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	95	1,115	—
Total commercial real estate	95	1,115	—
Agricultural
Land	—	—	—
Production	—	—	—
Total agricultural	—	—	—
Total commercial	174	7,710	139
Consumer
Residential real estate
First lien	632	638	—
Construction	—	—	—
HELOC	115	178	—
Junior lien	70	70	—
Total residential real estate	817	886	—
Other consumer	—	—	—
Total consumer	817	886	—
Total	$991	$8,596	$139

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended September 30, 2024 and 2023, is estimated to have been $1.9 million and $186 thousand, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended September 30, 2024 or 2023. At September 30, 2024 and December 31, 2023, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $13.4 million and $12.2 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During both the three and nine months ended September 30, 2024 and 2023, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,790	$76	$—	$2,866	$76
Commercial real estate
Construction, land and development	25,005	—	—	25,005	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	864	—	—	864	298
Total commercial real estate	31,086	—	—	31,086	5,282
Agricultural
Land	—	—	—	—	—
Production	—	70	—	70	—
Total agricultural	—	70	—	70	—
Total commercial	33,876	146	—	34,022	5,358
Consumer
Residential real estate
First lien	1,948	—	—	1,948	3
Construction	4,680	—	—	4,680	—
HELOC	1,529	—	—	1,529	54
Junior lien	3,745	—	—	3,745	825
Total residential real estate	11,902	—	—	11,902	882
Other consumer	—	—	280	280	47
Total consumer	11,902	—	280	12,182	929
Total	$45,778	$146	$280	$46,204	$6,287

	As of December 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$6,124	$—	$—	$6,124	$2,384
Commercial real estate
Construction, land and development	—	—	—	—	—
Multifamily	—		—	—	—
Non-owner occupied	—		—	—	—
Owner occupied	695		96	791	601
Total commercial real estate	695	—	96	791	601
Agricultural
Land	—	—	—	—	—
Production	—	—	—	—	—
Total agricultural	—	—	—	—	—
Total commercial	6,819	—	96	6,915	2,985
Consumer
Residential real estate
First lien	638	—	—	638	3
Construction	—		—	—	—
HELOC	64	22	—	86	—
Junior lien	70	—	93	163	6
Total residential real estate	772	22	93	887	9
Other consumer	—	—	—	—	—
Total consumer	772	22	93	887	9
Total	$7,591	$22	$189	$7,802	$2,994

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral when there are no other available and reliable sources of repayment.

NOTE 6 Land, Premises and Equipment, Net

Components of land, premises and equipment at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Land (1)	$2,775	$4,542
Buildings and improvements (1)	22,096	28,172
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	36,519	34,086
	64,047	69,457
Less accumulated depreciation	(45,257)	(51,517)
Total	$18,790	$17,940

(1)	Excludes assets held for sale.

Depreciation expense was $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $2.1 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

On July 1, 2024, the Company entered into a purchase agreement to sell its South Fargo branch in Fargo, North Dakota. At June 30, 2024, the facility included assets with a carrying value of approximately $1.7 million. The sale of this facility during 2024 is likely, and the Company expects to record a gain on the sale upon closing, since the agreed upon purchase price of $5.1 million is greater than the property’s carrying value. The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At September 30, 2024, the facility included assets with a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets held for sale by the Company at September 30, 2024 were $2.1 million and was included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 7 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Banking	$35,260	$35,260
Retirement and benefit services	11,523	11,523
Total goodwill	$46,783	$46,783

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment warrants. The Company determined that there was no goodwill impairment as of September 30, 2024.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(32,982)	$8,441	$41,423	$(29,959)	$11,464
Core deposit intangible assets	7,592	(2,847)	4,745	7,592	(1,898)	5,694
Total intangible assets	$49,015	$(35,829)	$13,186	$49,015	$(31,857)	$17,158

Amortization of intangible assets was $1.3 million for both the three months ended September 30, 2024 and 2023. Amortization of intangible assets was $4.0 million for both the nine months ended September 30, 2024 and 2023.

NOTE 8 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $181.8 million and $190.0 million as of September 30, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Servicing Assets:
Balance at beginning of period	$1,963	$2,351	$2,052	$2,643
Additions, net of valuation reserve (1)	225	210	358	236
Amortization (2)	(105)	(140)	(327)	(458)
Balance at end of period	2,083	2,421	2,083	2,421
Less valuation reserve (3)	(209)	(207)	(209)	(207)
Balance at end of period, net of valuation reserve	$1,874	$2,214	$1,874	$2,214
Fair value, beginning of period	$2,082	$2,351	$2,062	$2,643
Fair value, end of period	$1,874	$2,269	$1,874	$2,269

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2024 and December 31, 2023. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2024	2023
Fair value of servicing rights	$1,874	$2,062
Weighted-average remaining term, years	19.1	18.8
Prepayment speeds	10.1%	6.2%
Discount rate	10.5%	11.1%

NOTE 9 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2037. Portions of certain properties are subleased for terms extending through July 2025. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use, or ROU, assets and lease liabilities on the consolidated financial statements as of September 30, 2024 and December 31, 2023:

		September 30,	December 31,
(dollars in thousands)		2024	2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,268	$5,436
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$9,643	$5,751

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

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term, years
Operating leases	12.1	7.3
Weighted-average discount rate
Operating leases	4.47%	3.9%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Lease costs
Operating lease cost	$500	$503	$1,404	$1,438
Variable lease cost	269	219	741	918
Short-term lease cost	54	46	158	128
Finance lease cost
Interest on lease liabilities	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Sublease income	(47)	(50)	(146)	(169)
Net lease cost	$776	$718	$2,157	$2,315
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$549	$499	$1,469	$1,275
Right-of-use assets obtained in exchange for new operating lease liabilities	5,136	(1,240)	5,244	1,938

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
September 30, 2025	$1,747
September 30, 2026	1,574
September 30, 2027	1,470
September 30, 2028	970
September 30, 2029	758
Thereafter	8,309
Total future minimum lease payments	$14,828
Amounts representing interest	(5,185)
Total operating lease liabilities	$9,643

NOTE 10 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Noninterest-bearing	$657,547	$728,082
Interest-bearing
Interest-bearing demand	1,034,694	840,711
Savings accounts	75,675	82,485
Money market savings	1,067,187	1,032,771
Time deposits	488,447	411,562
Total interest-bearing	2,666,003	2,367,529
Total deposits	$3,323,550	$3,095,611

Certificates of deposit in excess of $250,000 totaled $170.9 million and $121.8 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 11 Short‑Term Borrowings

Short-term borrowings at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Fed funds purchased	$44,700	$114,170
FHLB short-term advances	200,000	200,000
Total	$244,700	$314,170

NOTE 12 Long‑Term Debt

Long‑term debt as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,616	Three-month CME SOFR + 0.26% + 3.10%	8.02%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,425	Three-month CME SOFR + 0.26% + 1.80%	7.01%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,041

	December 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,583	Three-month CME SOFR + 0.26% + 3.10%	8.72%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,373	Three-month CME SOFR + 0.26% + 1.80%	7.45%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,956

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of September 30, 2024 and December 31, 2023, respectively, was as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$927,235	$942,413
Standby letters of credit	11,231	10,045
Total	$938,466	$952,458

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of both  September 30, 2024 and December 31, 2023, the ACL on unfunded commitments was $7.4 million. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheet. For the nine months ended September 30, 2024 and 2023, the provision for credit losses on unfunded commitments was $31 thousand and $44 thousand, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had no letters of credit outstanding with the FHLB as of September 30, 2024 or December 31, 2023. With the Bank of North Dakota, the Company had letters of credit outstanding in the amount of $150.0 million and $182.0 million as of September 30, 2024 and December 31, 2023, respectively. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $469.1 million and $454.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that were required to be disclosed as of September 30, 2024 and December 31, 2023, respectively.

NOTE 14 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2024, 669,332 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $488 thousand and $377 thousand for the three months ended September 30, 2024 and 2023, respectively. The compensation expense relating to awards under these plans was $1.2 million for both the nine months ended September 30, 2024 and 2023.

The following table presents the activity in the stock plans for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	231,657	$22.96	238,929	$23.66
Granted	108,561	20.93	115,174	20.00
Vested	(55,429)	23.87	(93,767)	21.34
Forfeited or cancelled	—	—	(26,840)	21.33
Outstanding at end of period	284,789	$22.00	233,496	$23.05

As of September 30, 2024, there was $3.1 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 15 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$1,427	21.0%	$2,424	21.0%
Tax effect of:
Tax exempt income	(308)	(4.5)%	(189)	(1.6)%
State income taxes, net of federal benefits	332	4.9%	499	4.3%
Nondeductible items and other	139	2.0%	(353)	(3.1)%
Applicable income taxes	$1,590	23.4%	$2,381	20.6%

	Nine months ended September 30,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,925	21.0%	$7,071	21.0%
Tax effect of:
Tax exempt income	(776)	(3.3)%	(489)	(1.5)%
State income taxes, net of federal benefits	1,143	4.9%	1,445	4.3%
Nondeductible items and other	312	1.3%	(805)	(2.4)%
Applicable income taxes	$5,604	23.9%	$7,222	21.4%

It is the opinion of management that, as of September 30, 2024, the Company had no significant uncertain tax positions that would be subject to change upon examination.

NOTE 16 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$5,473	$17,906	$12,347

The following tables present a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$432	$(352)	$245	$(435)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Nine months ended September 30,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,296	$(1,103)	$884	$(1,171)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended September 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$23,220	$—	$—	$(678)	$22,542
Provision for credit losses	1,661	—	—	—	1,661
Noninterest income (loss)	4,940	16,144	6,684	595	28,363
Noninterest expense	20,269	14,154	3,838	4,186	42,447
Net income (loss) before taxes	$6,230	$1,990	$2,846	$(4,269)	$6,797
Total assets	$4,009,535	$32,882	$5,288	$36,935	$4,084,640

	As of and for the nine months ended September 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$70,803	$—	$—	$(2,042)	$68,761
Provision for credit losses	6,150	—	—	—	6,150
Noninterest income (loss)	13,428	47,876	19,161	592	81,057
Noninterest expense	57,837	41,757	11,494	9,130	120,218
Net income (loss) before taxes	$20,244	$6,119	$7,667	$(10,580)	$23,450
Total assets	$4,009,535	$32,882	$5,288	$36,935	$4,084,640

	As of and for the three months ended September 30, 2023
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$21,073	$—	$—	$(678)	$20,395
Provision for credit losses	—	—	—	—	—
Noninterest income	4,660	18,605	5,271	(129)	28,407
Noninterest expense	18,881	13,269	3,351	1,759	37,260
Net income (loss) before taxes	$6,852	$5,336	$1,920	$(2,566)	$11,542
Total assets	$3,801,230	$36,114	$4,224	$(8,590)	$3,832,978

	As of and for the nine months ended September 30, 2023
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$68,285	$—	$—	$(1,998)	$66,287
Provision for credit losses	550	—	—	—	550
Noninterest income	13,440	49,977	15,915	107	79,439
Noninterest expense	56,832	39,515	9,703	5,453	111,503
Net income (loss) before taxes	$24,343	$10,462	$6,212	$(7,344)	$33,673
Total assets	$3,801,230	$36,114	$4,224	$(8,590)	$3,832,978

Banking

The Banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. After the closing of the HMNF acquisition, the Company added 15 banking offices in Minnesota, Wisconsin, and Iowa. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

Retirement and Benefit Services

The Retirement and Benefit Services division provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services.

Wealth Management

The Wealth Management division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

NOTE 18 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Net income	$5,207	$9,161	$17,846	$26,451
Dividends and undistributed earnings allocated to participating securities	24	67	102	186
Net income available to common stockholders	$5,183	$9,094	$17,744	$26,265
Weighted-average common shares outstanding for basic earnings per share	19,788	19,872	19,768	19,977
Dilutive effect of stock-based awards	287	223	269	216
Weighted-average common shares outstanding for diluted earnings per share	20,075	20,095	20,037	20,193
Earnings per common share:
Basic earnings per common share	$0.26	$0.46	$0.90	$1.31
Diluted earnings per common share	$0.26	$0.45	$0.89	$1.30

There were no antidilutive shares for the three and nine months ended September 30, 2024 and 2023.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of September 30, 2024, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), or OCI, until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss), or AOCI. The Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and nine months ended September 30, 2024. As of September 30, 2024, the maximum length of time over which forecasted transactions are hedged is 16 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2024 and December 31, 2023:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
September 30, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$200,000	$1,113
Cash flow hedges:
Interest rate swaps	—	—	200,000	458
Total derivatives designated as hedging instruments	$—	$—	$400,000	$1,571
Not designated as hedging instruments:
Interest rate swaps (3)	$423,909	$11,740	$423,909	$11,740
Interest rate lock commitments	19,425	377	—	—
Forward loan sales commitments	1,597	60	—	—
To-be-announced mortgage backed securities	—	—	39,250	18
Total asset derivatives not designated as hedging instruments	$444,931	$12,177	$463,159	$11,758
December 31, 2023
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$600,000	$352
Cash flow hedges:
Interest rate swaps	—	—	200,000	297
Total derivatives designated as hedging instruments	$—	$—	$800,000	$649
Not designated as hedging instruments:
Interest rate swaps (3)	$120,671	$8,327	$120,671	$8,348
Interest rate lock commitments	8,126	179	—	—
Forward loan sales commitments	190	6	—	—
To-be-announced mortgage backed securities	—	—	20,500	183
Total asset derivatives not designated as hedging instruments	$128,987	$8,512	$141,171	$8,531

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses), before tax, reclassified from other comprehensive income (loss) into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended September 30, 2024
Cash flow hedges:
Interest rate swaps	$(616)	$253

For the three months ended September 30, 2023
Cash flow hedges:
Interest rate swaps	$1,216	$(205)

For the nine months ended September 30, 2024
Cash flow hedges:
Interest rate swaps	$625	$785

For the nine months ended September 30, 2023
Cash flow hedges:
Interest rate swaps	$1,216	$(205)

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended September 30, 2024
Total amounts in the Consolidated Statements of Income	$42,593	$4,596	$6,706
Fair value hedges:
Interest rate swaps	46	653	—
Cash flow hedges:
Interest rate swaps	—	—	(253)
For the three months ended September 30, 2023
Total amounts in the Consolidated Statements of Income	$34,986	$6,146	$6,528
Fair value hedges:
Interest rate swaps	71	606	—
Cash flow hedges:
Interest rate swaps	—	—	(205)

For the nine months ended September 30, 2024
Total amounts in the Consolidated Statements of Income	$123,551	$14,008	$19,748
Fair value hedges:
Interest rate swaps	367	1,954	—
Cash flow hedges:
Interest rate swaps	—	—	(785)
For the nine months ended September 30, 2023
Total amounts in the Consolidated Statements of Income	$99,187	$18,222	$15,684
Fair value hedges:
Interest rate swaps	71	1,229	—
Cash flow hedges:
Interest rate swaps	—	—	(205)

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$201,113	$1,113
Total	$200,000	$201,113	$1,113

(1)

Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $304.7 million.

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

(2)

These amounts include the amortized cost basis of RRE loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the RRE loans used in these hedging relationships was $687.5 million.

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and nine months ended September 30, 2024 and 2023 was as follows:

(dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2024	2023	2024	2023
Interest rate swaps	Other noninterest income	$—	$121	$21	$121
Interest rate lock commitments	Mortgage banking	(111)	(342)	100	87
Forward loan sales commitments	Mortgage banking	(116)	(9)	54	55
To-be-announced mortgage backed securities	Mortgage banking	(315)	221	(189)	350
Total gain (loss) from derivatives not designated as hedging instruments		$(542)	$(9)	$(14)	$613

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. The amount of collateral posted with third parties was $0.8 million and $0.6 million as of  September 30, 2024 and  December 31, 2023, respectively. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of September 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $1.6 million and $0.6 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0.8 million and $0.6 million, respectively. If the Company had breached any of these provisions at September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $1.6 million and $0.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
September 30, 2024
Derivative assets:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	11,740	—	11,740	(6,068)	5,672
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$11,740	$—	$11,740	$(6,068)	$5,672
Derivative liabilities:
Interest rate swaps − Company (1)	$1,571	$—	$1,571	$752	$819
Interest rate swaps − customer (2)	11,740	—	11,740	—	11,740
To-be-announced mortgage backed securities	18	—	18	—	18
Total	$13,329	$—	$13,329	$752	$12,577

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at September 30, 2024 and December 31, 2023, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023:

	September 30, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$394,381	11.12%	$159,542	4.50%	N/A	N/A
Bank	379,074	10.73%	158,974	4.50%	229,629	6.50%
Tier 1 capital to risk weighted assets					.
Consolidated (1)	403,422	11.38%	212,722	6.00%	N/A	N/A
Bank	379,074	10.73%	211,966	6.00%	282,621	8.00%
Total capital to risk weighted assets
Consolidated (1)	497,768	14.04%	283,629	8.00%	N/A	N/A
Bank	423,265	11.98%	282,621	8.00%	353,276	10.00%
Tier 1 capital to average assets
Consolidated (1)	403,422	9.30%	173,498	4.00%	N/A	N/A
Bank	379,074	8.90%	170,336	4.00%	212,920	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2023
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$382,578	11.82%	$145,605	4.50%	$	N/A	N/A
Bank	367,445	11.40%	145,101	4.50%		209,590	6.50%
Tier 1 capital to risk weighted assets						.
Consolidated (1)	391,534	12.10%	194,139	6.00%		N/A	N/A
Bank	367,445	11.40%	193,468	6.00%		257,957	8.00%
Total capital to risk weighted assets
Consolidated (1)	477,590	14.76%	258,853	8.00%		N/A	N/A
Bank	403,501	12.51%	257,957	8.00%		322,446	10.00%
Tier 1 capital to average assets
Consolidated (1)	391,534	10.57%	148,111	4.00%		N/A	N/A
Bank	367,445	9.92%	148,186	4.00%		185,232	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act rules. The rules include a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2024, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development, or HUD, regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2024 and December 31, 2023, the Company was in compliance with the aforementioned guidelines.

NOTE 21 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2024			September 30, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$19,497	$(4,894)	$14,603	$(19,075)	$4,789	$(14,286)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	66	(16)	50	80	(20)	60
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	19,431	(4,878)	14,553	(19,155)	4,809	(14,346)
Cash Flow Hedges:
Change in fair value	(616)	706	90	1,216	(305)	911
Less: reclassified AOCI gain (loss) into interest expense (3)	253	(64)	189	205	(51)	154
Net change	(869)	770	(99)	1,011	(254)	757
Other Derivatives:
Change in fair value	(3,068)	219	(2,849)	1,133	(285)	848
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(3,068)	219	(2,849)	1,133	(285)	848
Other comprehensive income (loss)	$15,494	$(3,889)	$11,605	$(17,011)	$4,270	$(12,741)

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

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$14,899	$(3,740)	$11,159	$(23,782)	$5,970	$(17,812)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM	207	(52)	155	251	(63)	188
Less: reclassification adjustment for net realized losses	—	—	—	—	—	—
Net change	14,692	(3,688)	11,004	(24,033)	6,033	(18,000)
Cash Flow Hedges:
Change in fair value	625	22	647	1,216	(305)	911
Less: reclassified AOCI gain (loss) into interest expense (3)	785	(197)	588	205	(51)	154
Net change	(160)	219	59	1,011	(254)	757
Other Derivatives:
Change in fair value	(872)	40	(832)	3,206	(805)	2,401
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(872)	40	(832)	3,206	(805)	2,401
Other comprehensive income (loss)	$13,660	$(3,429)	$10,231	$(19,816)	$4,974	$(14,842)

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

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$(76,707)	$(79)	$1,757	$(75,029)
Other comprehensive income (loss) before reclassifications	14,603	90	(2,849)	11,844
Less: Amounts reclassified from AOCI	50	189	—	239
Other comprehensive income (loss)	14,553	(99)	(2,849)	11,605
Balance at September 30, 2024	$(62,154)	(178)	(1,092)	(63,424)
For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	11,159	647	(832)	10,974
Less: Amounts reclassified from AOCI	155	588	—	743
Other comprehensive income (loss)	11,004	59	(832)	10,231
Balance at September 30, 2024	$(62,154)	(178)	(1,092)	(63,424)

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$(102,201)	$—	$1,459	$(100,742)
Other comprehensive income (loss) before reclassifications	(14,286)	911	848	(12,527)
Less: Amounts reclassified from AOCI	60	154	—	214
Other comprehensive income (loss)	(14,346)	757	848	(12,741)
Balance at September 30, 2023	$(116,547)	757	2,307	(113,483)
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(98,547)	$—	$(94)	$(98,641)
Other comprehensive income (loss) before reclassifications	(17,812)	911	2,401	(14,500)
Less: Amounts reclassified from AOCI	188	154	—	342
Other comprehensive income (loss)	(18,000)	757	2,401	(14,842)
Balance at September 30, 2023	$(116,547)	$757	$2,307	$(113,483)

(1)	All amounts net of tax.

NOTE 22 Stock Repurchase Program

On February 18, 2021, the Board of Directors of the Company approved a stock repurchase program, or the Old Stock Repurchase Program, which authorized the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Old Stock Repurchase Program expired on February 18, 2024.

On December 12, 2023, the Board of Directors of the Company approved a new stock repurchase program, or the New Stock Repurchase Program, which authorizes the Company to repurchase up to 1,000,000 shares of its common stock subject to certain limitations and conditions. The New Stock Repurchase Program became effective on February 18, 2024, and will expire on February 18, 2027. On February 18, 2024, the New Stock Repurchase Program replaced and superseded the Old Stock Repurchase Program.

The New Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the nine months ended September 30, 2024, the Company had not repurchased any shares under the Old Stock Repurchase Program or the New Stock Repurchase Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$2,708	$—	$—	$2,708
Available-for-sale
U.S. treasury and government agencies	—	739	—	739
Mortgage backed securities
Residential agency	—	414,388	—	414,388
Commercial	—	1,401	—	1,401
Asset backed securities	—	20	—	20
Corporate bonds	—	49,455	—	49,455
Total available-for-sale investment securities	$—	$466,003	$—	$466,003
Other assets
Derivatives	$—	$12,177	$—	$12,177
Other liabilities
Derivatives	$—	$13,329	$—	$13,329

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$1,120	$—	$1,120
Mortgage backed securities
Residential agency	—	435,594	—	435,594
Commercial	—	1,353	—	1,353
Asset backed securities	—	25	—	25
Corporate bonds	—	48,644	—	48,644
Total available-for-sale investment securities	$—	$486,736	$—	$486,736
Other assets
Derivatives	$—	$8,512	$—	$8,512
Other liabilities
Derivatives	$—	$9,180	$—	$9,180

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

The estimated fair value of certain assets on a nonrecurring basis as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$28,930	$28,930
Servicing rights	—	—	1,874	1,874

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$3,998	$3,998
Foreclosed assets	—	—	32	32
Servicing rights	—	—	2,062	2,062

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2024 and December 31, 2023, were as follows:

			September 30, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$28,930	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	1,874	100 - 847	169
		Discount rate		10.5%	10.5%

			December 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$3,998	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	32	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,062	85 - 151	104
		Discount rate		11.1%	11.1%

(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2023.

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

The following disclosures represent financial instruments for which the ending balances, as of September 30, 2024 and December 31, 2023, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

Short‑Term Borrowings and Long‑Term Debt

For variable‑rate borrowings that reprice frequently, estimated fair values are based on carrying values. The estimated fair values of fixed‑rate borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off‑Balance Sheet Credit‑Related Commitments

Off‑balance sheet credit related commitments are generally of short‑term nature. The contract amount of such commitments approximates their estimated fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	September 30, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$65,975	$65,975	$—	$—	$65,975
Investment securities held-to-maturity	281,913	—	249,862	—	249,862
Loans, net	2,993,201	—	—	2,864,072	2,864,072
Accrued interest receivable	16,469	16,469	—	—	16,469
Bank-owned life insurance	35,793	—	35,793	—	35,793
Financial Liabilities
Noninterest-bearing deposits	$657,547	$—	$657,547	$—	$657,547
Interest-bearing deposits	2,177,556	—	2,177,556	—	2,177,556
Time deposits	488,447	—	487,291	—	487,291
Short-term borrowings	244,700	244,700	—	—	244,700
Long-term debt	59,041	—	58,210	—	58,210
Accrued interest payable	7,636	7,636	—	—	7,636

	December 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Investment securities held-to-maturity	299,728	—	258,617	—	258,617
Loans, net	2,723,740	—	—	2,590,535	2,590,535
Accrued interest receivable	15,700	15,700	—	—	15,700
Bank-owned life insurance	33,236	—	33,236	—	33,236
Financial Liabilities
Noninterest-bearing deposits	$728,082	$—	$728,082	$—	$728,082
Interest-bearing deposits	1,955,967	—	1,955,967	—	1,955,967
Time deposits	411,562	—	408,910	—	408,910
Short-term borrowings	314,170	314,170	—	—	314,170
Long-term debt	58,956	—	57,437	—	57,437
Accrued interest payable	6,826	6,826	—	—	6,826

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2024 and 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;

●	the Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;

●	new or revised accounting standards;

●	business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including the level and impact of inflation and possible recession;

●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures;

●	the Company’s ability to raise additional capital to implement its business plan;

●	the overall health of the local and national real estate market;

●	concentrations within the Company’s loan portfolio;

●	the concentration of large loans to certain borrowers;

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies, including the integration HMNF which the Company acquired in the fourth quarter of 2024;

●	the impact of economic or market conditions on the Company’s fee-based services;

●	the Company’s ability to continue to grow the retirement and benefit services business;

●	the Company’s ability to continue to originate a sufficient volume of residential mortgages;

●

the occurrence of fraudulent activity, breaches or failures of the Company’s or the Company’s third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;

●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;

●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;

●	rapid and expensive technological change in the financial services industry;

●	increased competition in the financial services industry, including from non-banks such as credit unions, Fintech companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisitions of Metro Phoenix Bank and HMNF;

●	the extensive regulatory framework that applies to the Company;

●	the impact of recent and future legislative and regulatory changes, including in response to recent bank failures;

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, widespread disease or pandemics;

●	acts of war or terrorism, including the ongoing conflict in the Middle East and the Russian invasion of Ukraine, or other adverse external events;

●	any material weaknesses in the Company’s internal control over financial reporting;

●	changes to U.S. or state tax laws, regulations and guidance;

●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;

●	talent and labor shortages and employee turnover;

●	the Company’s success at managing the risks involved with the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company generates a majority of overall revenue from noninterest income, which is driven primarily by the Company’s retirement and benefit services and wealth management business lines. The remainder of the Company’s revenue consists of net interest income, which the Company derives from offering traditional banking products and services.

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

There have been no material changes to the Company’s critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s critical accounting policies.

Refer to “NOTE 2 Recent Accounting Pronouncements” of the consolidated financial statements included in this report for a discussion of accounting pronouncements issued but yet to be adopted and implemented.

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

Recent Developments

Business Combination

On October 9, 2024, the Company completed the acquisition of HMNF and its wholly owned subsidiary, Home Federal Savings Bank. As a result of the transaction, HMNF merged with and into Alerus Financial Corporation, and Home Federal Savings Bank merged with and into Alerus Financial, National Association. The all-stock transaction was valued at approximately $128.8 million as of closing, based on the closing price of the Company’s common stock October 8, 2024, the trading day immediately preceding the closing of the merger, of $22.90. Former stockholders of HMNF received 1.25 shares of the Company’s common stock for each share of HMNF common stock, resulting in the issuance of 5,547,658 shares of the Company’s common stock. The merger was structured to qualify as a tax-free reorganization for HMNF’s stockholders. Following the transaction, former stockholders of HMNF now hold approximately 21.9% of the Company’s outstanding common stock.

During the three and nine months ended September 30, 2024, the Company incurred $1.7 million and $2.3 million, respectively, in pre-tax acquisition expenses related to the acquisition of HMNF, comprised of legal and professional fees included in professional fees and assessments expense in the consolidated statements of income.

Stockholder Dividend

On August 20, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per common share. This dividend was paid on October 11, 2024, to stockholders of record at the close of business on September 13, 2024.

Property Sale

On July 1, 2024, the Company entered into a purchase agreement to sell its South Fargo branch in Fargo, North Dakota. The completion of the sale of this facility is likely to occur in 2024, and the Company expects to record a gain on the sale upon closing, since the purchase price of $5.1 million is greater than the property’s carrying value of approximately $1.7 million. The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At September 30, 2024, the facility included assets with a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2024	2023
Performance Ratios
Return on average total assets	0.48%	0.58%	0.95%	0.56%	0.93%
Adjusted return on average total assets (1)	0.57%	0.65%	0.75%	0.62%	0.85%
Return on average common equity	5.52%	6.76%	10.05%	6.43%	9.79%
Return on average tangible common equity (1)	7.83%	9.40%	13.51%	8.98%	13.27%
Adjusted return on average tangible common equity (1)	9.04%	10.30%	10.97%	9.80%	12.27%
Noninterest income as a % of revenue	55.72%	53.28%	58.21%	54.10%	54.51%
Net interest margin (taxable-equivalent basis)	2.23%	2.39%	2.27%	2.31%	2.50%
Adjusted net interest margin (tax-equivalent basis) (1)	2.35%	2.47%	2.24%	2.41%	2.46%
Efficiency ratio (1)	80.29%	72.50%	73.37%	77.17%	73.57%
Adjusted efficiency ratio (1)	77.71%	70.80%	77.03%	75.50%	74.58%
Average equity to average assets	8.73%	8.59%	9.47%	8.73%	9.51%
Net charge-offs/(recoveries) to average loans	0.04%	0.36%	(0.09)%	0.14%	(0.04)%
Dividend payout ratio	76.92%	64.52%	42.22%	66.29%	43.08%
Per Common Share
Earnings (losses) per common share − basic	$0.26	$0.31	$0.46	$0.90	$1.31
Earnings (losses) per common share − diluted	$0.26	$0.31	$0.45	$0.89	$1.30
Adjusted earnings (losses) per common share − diluted (1)	$0.31	$0.34	$0.36	$0.98	$1.19
Dividends declared per common share	$0.20	$0.20	$0.19	$0.59	$0.56
Book value per common share	$19.53	$18.87	$17.60
Tangible book value per common share (1)	$16.50	$15.77	$14.32
Average common shares outstanding − basic	19,788	19,777	19,872	19,768	19,977
Average common shares outstanding − diluted	20,075	20,050	20,095	20,037	20,193
Other Data
Retirement and benefit services assets under administration/management	$41,249,280	$39,389,533	$34,552,569
Wealth management assets under administration/management	$4,397,505	$4,172,290	$3,724,091
Mortgage originations	$82,388	$109,254	$109,637	$245,743	$298,626

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2023	2024	2023
Selected Average Balance Sheet Data
Loans	$2,968,947	$2,837,232	$2,544,836	$2,858,634	$2,495,122
Investment securities	749,062	756,413	971,913	760,219	1,004,436
Assets	4,298,080	4,297,294	3,821,601	4,245,181	3,799,645
Deposits	3,264,138	3,230,699	2,844,758	3,219,632	2,905,675
Fed funds purchased and Bank Term Funding Program	327,543	366,186	312,121	325,455	320,861
FHLB short-term advances	200,000	200,000	173,913	200,000	84,982
Long-term debt	59,027	58,999	58,914	58,999	58,886
Stockholders’ equity	375,229	369,217	361,735	370,758	361,260

	September 30,	June 30,	December 31,	September 30,
(dollars in thousands)	2024	2024	2023	2023
Selected Period End Balance Sheet Data
Loans	$3,032,343	$2,915,792	$2,759,583	$2,606,430
Allowance for credit losses on loans	(39,142)	(38,332)	(35,843)	(36,290)
Investment securities	750,624	748,745	786,251	943,269
Assets	4,084,640	4,358,623	3,907,713	3,869,138
Deposits	3,323,550	3,298,575	3,095,611	2,872,184
Long-term debt	59,041	59,013	58,956	58,928
Total stockholders’ equity	386,486	373,226	369,127	349,402

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2023	2024	2023
Selected Income Statement Data
Net interest income	$22,542	$24,001	$20,395	$68,761	$66,287
Provision for credit losses	1,661	4,489	—	6,150	550
Noninterest income	28,363	27,371	28,407	81,057	79,439
Noninterest expense	42,447	38,752	37,260	120,218	111,503
Income before income taxes	6,797	8,131	11,542	23,450	33,673
Income tax expense	1,590	1,923	2,381	5,604	7,222
Net income	$5,207	$6,208	$9,161	$17,846	$26,451

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets, adjusted tangible common equity to tangible assets, tangible book value per common share, return on average tangible common equity, efficiency ratio, pre-provision net revenue, adjusted noninterest income, adjusted noninterest expense, adjusted pre-provision net revenue, adjusted efficiency ratio, adjusted net income, adjusted return on average assets, adjusted return on average tangible common equity, net interest margin (tax-equivalent), and adjusted net interest margin (tax-equivalent). Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and others frequently use these measures, and other similar measures, to evaluate capital adequacy. Management calculates: (i) tangible common equity as total common stockholders’ equity less goodwill and other intangible assets; (ii) adjusted tangible common equity as total common stockholders’ equity less goodwill, other intangible assets, and cash proceeds from BTFP; (iii) tangible book value per common share as tangible common equity divided by shares of common stock outstanding; (iv) tangible assets as total assets, less goodwill and other intangible assets; (v) return on average tangible common equity as net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (vi) efficiency ratio as noninterest expense less intangible amortization expense, divided by net interest income plus noninterest income plus a tax-equivalent adjustment; (vii) pre-provision net revenue as net interest income plus noninterest income less noninterest expense; (viii) adjusted noninterest income as noninterest income less BOLI mortality proceeds less gain on sale of ESOP trustee business less net gain on sale of premises and equipment; (ix) adjusted noninterest expense as noninterest expense less HMNF merger- and acquisition-related expenses less severance and signing bonus; (x) adjusted pre-provision net revenue as net interest income plus adjusted noninterest income less adjusted noninterest expense; (xii) adjusted efficiency ratio as adjusted noninterest expense less intangible amortization expense, divided by net interest income plus adjusted noninterest income plus a tax-equivalent adjustment; (xiii) adjusted net income as net income less adjusted noninterest income items net of tax plus adjusted noninterest expense items net of tax; (xiv) adjusted return on average assets as adjusted net income divided by average total assets; (xv) adjusted return on average tangible common equity as adjusted net income adjusted for intangible amortization net of tax, divided by average tangible common equity; (xvi) adjusted net interest margin (tax equivalent) as net interest income less cash interest income and interest expense related to BTFP and less purchase accounting net accretion, adjusted for tax equivalent related to loans and securities, and adjust interest earning assets less average cash proceeds balance from BTFP and add the change in unearned purchase accounting discount; and (xvii) adjusted earnings per common share - diluted as net income adding back HMNF merger- and acquisition-related expenses adjusted for tax less dividends and undistributed earnings allocated to participating securities, divided by the weighted-average common shares outstanding for diluted earnings per share.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	September 30,	June 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2023
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$386,486	$373,226	$369,127	$349,402
Less: Goodwill	46,783	46,783	46,783	46,783
Less: Other intangible assets	13,186	14,510	17,158	18,482
Tangible common equity (a)	326,517	311,933	305,186	284,137
Total assets	4,084,640	4,358,623	3,907,713	3,869,138
Less: Goodwill	46,783	46,783	46,783	46,783
Less: Other intangible assets	13,186	14,510	17,158	18,482
Tangible assets (b)	4,024,671	4,297,330	3,843,772	3,803,873
Tangible common equity to tangible assets (a)/(b)	8.11%	7.26%	7.94%	7.47%
Adjusted Tangible Common Equity to Tangible Assets
Tangible assets (b)	$4,024,671	$4,297,330	$3,843,772	$3,803,873
Less: Cash proceeds from BTFP	—	355,000	—	—
Adjusted tangible assets (c)	4,024,671	3,942,330	3,843,772	3,803,873
Adjusted tangible common equity to tangible assets (a)/(c)	8.11%	7.91%	7.94%	7.47%
Tangible book value per common share
Total common stockholders’ equity	$386,486	$373,226	$369,127	$349,402
Less: Goodwill	46,783	46,783	46,783	46,783
Less: Other intangible assets	13,186	14,510	17,158	18,482
Tangible common equity (d)	326,517	311,933	305,186	284,137
Total common shares issued and outstanding (e)	19,790	19,778	19,734	19,848
Tangible book value per common share (d)/(e)	$16.50	$15.77	$15.46	$14.32

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2024	2023
Return on Average Tangible Common Equity
Net income	$5,207	$6,208	$9,161	$17,846	$26,451
Add: Intangible amortization expense (net of tax) (1)	1,046	1,046	1,046	3,138	3,138
Net income, excluding intangible amortization (f)	6,253	7,254	10,207	20,984	29,589
Average total equity	375,229	369,217	361,735	370,758	361,260
Less: Average goodwill	46,783	46,783	46,882	46,783	47,018
Less: Average other intangible assets (net of tax) (1)	10,933	11,969	15,109	11,969	16,149
Average tangible common equity (g)	317,513	310,465	299,744	312,006	298,093
Return on average tangible common equity (f)/(g)	7.83%	9.40%	13.51%	8.98%	13.27%
Efficiency ratio
Noninterest expense	$42,447	$38,752	$37,260	$120,218	$111,503
Less: Intangible amortization expense	1,324	1,324	1,324	3,972	3,972
Adjusted noninterest expense (h)	41,123	37,428	35,936	116,246	107,531
Net interest income	22,542	24,001	20,395	68,761	66,287
Noninterest income	28,363	27,371	28,407	81,057	79,439
Tax-equivalent adjustment	314	255	180	816	444
Total tax-equivalent revenue (i)	51,219	51,627	48,982	150,634	146,170
Efficiency ratio (h)/(i)	80.29%	72.50%	73.37%	77.17%	73.57%
Pre-Provision Net Revenue
Net interest income	$22,542	$24,001	$20,395	$68,761	$66,287
Add: Noninterest income	28,363	27,371	28,407	81,057	79,439
Less: Noninterest expense	42,447	38,752	37,260	120,218	111,503
Pre-provision net revenue	$8,458	$12,620	$11,542	$29,600	$34,223
Adjusted Noninterest Income
Noninterest income	$28,363	$27,371	$28,407	$81,057	$79,439
Less: Adjusted noninterest income items
BOLI mortality proceeds (non-taxable)	—	—	—	—	1,196
Gain on sale of ESOP trustee business	—	—	2,775	—	2,775
Net gain on sale of premises and equipment	476	—	—	476	—
Total adjusted noninterest income items (j)	476	—	2,775	476	3,971
Adjusted noninterest income (k)	$27,887	$27,371	$25,632	$80,581	$75,468
Adjusted Noninterest Expense
Noninterest expense	$42,447	$38,752	$37,260	$120,218	$111,503
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	1,661	563	—	2,251	—
Severance and signing bonus expense	31	315	343	626	1,475
Total adjusted noninterest expense items (l)	1,692	878	343	2,877	1,475
Adjusted noninterest expense (m)	$40,755	$37,874	$36,917	$117,341	$110,028
Adjusted Pre-Provision Net Revenue
Net interest income	$22,542	$24,001	$20,395	$68,761	$66,287
Add: Adjusted noninterest income (k)	27,887	27,371	25,632	80,581	75,468
Less: Adjusted noninterest expense (m)	40,755	37,874	36,917	117,341	110,028
Adjusted pre-provision net revenue	$9,674	$13,498	$9,110	$32,001	$31,727
Adjusted Efficiency Ratio
Adjusted noninterest expense (m)	$40,755	$37,874	$36,917	$117,341	$110,028
Less: Intangible amortization expense	1,324	1,324	1,324	3,972	3,972
Adjusted noninterest expense for efficiency ratio (n)	39,431	36,550	35,593	113,369	106,056
Tax-equivalent revenue
Net interest income	22,542	24,001	20,395	68,761	66,287
Add: Adjusted noninterest income (k)	27,887	27,371	25,632	80,581	75,468
Add: Tax-equivalent adjustment	314	255	180	816	444
Total tax-equivalent revenue (o)	50,743	51,627	46,207	150,158	142,199
Adjusted efficiency ratio (n)/(o)	77.71%	70.80%	77.03%	75.50%	74.58%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2024	2024	2023	2024	2023
Adjusted Net Income
Net income	$5,207	$6,208	$9,161	$17,846	$26,451
Less: Adjusted noninterest income items (net of tax) (1) (j)	376	—	2,192	376	3,388
Add: Adjusted noninterest expense items (net of tax) (1) (l)	1,337	694	271	2,273	1,165
Adjusted net income (p)	$6,168	$6,902	$7,240	$19,743	$24,228
Adjusted Return on Average Assets
Average total assets (q)	$4,298,080	$4,297,294	$3,821,601	$4,245,181	$3,799,645
Adjusted return on average assets (p)/(q)	0.57%	0.65%	0.75%	0.62%	0.85%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (p)	$6,168	$6,902	$7,240	$19,743	$24,228
Add: Intangible amortization expense (net of tax) (1)	1,046	1,046	1,046	3,138	3,138
Adjusted net income, excluding intangible amortization (r)	7,214	7,948	8,286	22,881	27,366
Average total equity	375,229	369,217	361,735	370,758	361,260
Less: Average goodwill	46,783	46,783	46,882	46,783	47,018
Less: Average other intangible assets (net of tax) (1)	10,933	11,969	15,109	11,969	16,149
Average tangible common equity (s)	317,513	310,465	299,744	312,006	298,093
Return on average tangible common equity (r)/(s)	9.04%	10.30%	10.97%	9.80%	12.27%
Adjusted Net Interest Margin (Tax-Equivalent)
Net interest income	$22,542	$24,001	$20,395	$68,761	$66,287
Less: BTFP cash interest income	4,113	4,766	—	12,494	—
Add: BTFP interest expense	3,717	4,307	—	11,290	—
Less: Purchase accounting net accretion	152	985	294	1,429	969
Net interest income excluding BTFP impact	21,994	22,557	20,101	66,128	65,318
Add: Tax equivalent adjustment for loans and securities	314	255	180	816	444
Adjusted net interest income (t)	$22,308	$22,812	$20,281	$66,944	$65,762
Interest earning assets	4,077,716	4,075,003	3,591,478	4,024,942	3,574,675
Less: Average cash proceeds balance from BTFP	303,043	355,000	—	309,051	—
Add: Change in unearned purchase accounting discount	152	985	294	1,429	969
Adjusted interest earning assets (u)	$3,774,825	$3,720,988	$3,591,772	$3,717,320	$3,575,644
Adjusted net interest margin (tax-equivalent) (t)/(u)	2.35%	2.47%	2.24%	2.41%	2.46%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (p)	$6,168	$6,902	$7,240	$19,743	$24,228
Less: Dividends and undistributed earnings allocated to participating securities	24	38	67	102	186
Net income available to common stockholders (v)	6,144	6,864	7,173	19,641	24,042
Weighted-average common shares outstanding for diluted earnings per share (w)	20,075	20,050	20,095	20,037	20,193
Adjusted earnings per common share − diluted (v)/(w)	$0.31	$0.34	$0.36	$0.98	$1.19

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2024, was $5.2 million, or $0.26 per diluted common share, a $4.0 million, or 43.2%, decrease compared to $9.2 million, or $0.45 per diluted common share, for the three months ended September 30, 2023. Earnings for the third quarter of 2024 compared to the third quarter of 2023 decreased primarily due to a $5.2 million increase in noninterest expense and $1.7 million increase in provision for credit losses. This negative result was partially offset by a $2.1 million increase in net interest income.

Net income for the nine months ended September 30, 2024, was $17.8 million, or $0.89 per diluted common share, a $8.6 million, or 32.5%, decrease compared to $26.5 million, or $1.30 per diluted common share, for the nine months ended September 30, 2023. Earnings for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased primarily due to an $8.7 million increase in noninterest expense and a $5.6 million increase in provision for credit losses. This negative result was partially offset by a $2.5 million increase in net interest income and a $1.6 million increase in noninterest income.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2024 and 2023.

Net interest income for the three months ended September 30, 2024 was $22.5 million, an increase of $2.1 million, or 10.5%, compared to $20.4 million for the three months ended September 30, 2023. Net interest income for the third quarter of 2024 increased compared to the third quarter of 2023 primarily due to a $10.2 million increase in interest income, as interest earning assets increased $486.2 million while the average interest earning asset yield increased 46 basis points. This was partially offset by the increasing cost of interest-bearing liabilities as interest expense increased $8.0 million, mainly driven by an increase of 48 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $525.6 million. The increase in interest earning assets was primarily due to organic loan growth and increased cash balances from deposit growth and BTFP borrowings. The increase in interest-bearing liabilities was due to core deposit growth, a shift from noninterest-bearing deposits to interest-bearing deposits and BTFP borrowings.

Net interest income for the nine months ended September 30, 2024 was $68.8 million, an increase of $2.5 million, or 3.7%, compared to $66.3 million for the nine months ended September 30, 2023. Net interest income for the first nine months of 2024 increased compared to the first nine months of 2023 primarily due to a $34.1 million increase in interest income, as average interest earning assets increased $450.3 million while the average interest earning asset yield increased 64 basis points. This was partially offset by the increased cost of interest-bearing liabilities as interest expense increased $31.6 million, mainly driven by an increase of 89 basis points in the average rate paid on interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased $520.4 million. The increase in interest earning assets was primarily due to organic loan growth and increased cash balances from deposit growth and BTFP borrowings. The increase in interest-bearing liabilities was due to core deposit growth, a shift from noninterest-bearing deposits to interest-bearing deposits and BTFP borrowings.

Net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2024 was 2.23%, compared to 2.27% for the same period in 2023. The decrease in net interest margin (on a tax-equivalent basis) was mainly attributable to higher earning assets at lower yields resulting from the BTFP funding as those proceeds were held at the Federal Reserve Bank. Adjusted net interest margin (on a tax-equivalent basis) (non-GAAP), which excludes BTFP borrowings and purchase accounting accretion, was 2.35% for the third quarter of 2024, a 11 basis point increase from 2.24% for the third quarter of 2023.

The high target federal funds interest rate continues to pressure funding costs. However, the Company anticipates that net interest income and net interest margin (on an adjusted tax equivalent basis) will increase in future periods as the impact of recent and anticipated interest rate cuts lower funding costs and fixed interest rate derivatives mature.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and nine months ended September 30, 2024 and 2023. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$326,350	$4,490	5.47%	$29,450	$229	3.09
Investment securities (1)	749,062	4,810	2.55	971,913	6,377	2.60
Loans held for sale	15,795	127	3.20	16,518	231	5.55
Loans
Commercial and industrial	593,685	10,837	7.26	523,263	8,713	6.61
CRE − Construction, land and development	184,611	2,637	5.68	88,450	1,900	8.52
CRE − Multifamily	242,558	3,427	5.62	209,020	2,723	5.17
CRE − Non-owner occupied	663,539	9,799	5.88	491,948	6,618	5.34
CRE − Owner occupied	289,963	3,943	5.41	256,983	3,381	5.22
Agricultural − Land	42,162	522	4.93	40,685	497	4.85
Agricultural − Production	40,964	704	6.84	32,386	545	6.68
RRE − First lien	689,382	6,903	3.98	681,610	6,576	3.83
RRE − Construction	16,792	163	3.86	33,264	431	5.14
RRE − HELOC	130,705	2,627	8.00	118,965	2,470	8.24
RRE − Junior lien	36,818	531	5.74	35,974	534	5.89
Other consumer	37,768	642	6.76	32,288	497	6.11
Total loans (1)	2,968,947	42,735	5.73	2,544,836	34,885	5.44
Federal Reserve/FHLB Stock	17,562	364	8.25	28,761	495	6.83
Total interest earning assets	4,077,716	52,526	5.12	3,591,478	42,217	4.66
Noninterest earning assets	220,364			230,123
Total assets	$4,298,080			$3,821,601
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,003,595	$5,826	2.31%	$751,455	$2,534	1.34
Money market and savings deposits	1,146,896	11,020	3.82	1,073,297	8,650	3.20
Time deposits	485,533	5,439	4.46	327,264	3,252	3.94
Fed funds purchased and BTFP	327,543	4,094	4.97	312,121	4,327	5.50
FHLB short-term advances	200,000	2,612	5.20	173,913	2,201	5.02
Long-term debt	59,027	679	4.58	58,914	679	4.57
Total interest-bearing liabilities	3,222,594	29,670	3.66	2,696,964	21,643	3.18
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	628,114			692,742
Other noninterest-bearing liabilities	72,143			70,160
Stockholders’ equity	375,229			361,735
Total liabilities and stockholders’ equity	$4,298,080			$3,821,601
Net interest income on FTE basis (1)		$22,856			$20,574
Net interest rate spread on FTE basis (1)			1.46%			1.48
Net interest margin on FTE basis (1)			2.23%			2.27

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$375,365	$15,146	5.39%	$35,892	$927	3.45%
Investment securities (1)	760,219	14,657	2.58	1,004,436	18,928	2.52
Loans held for sale	13,768	619	6.01	13,822	547	5.29
Loans
Commercial and industrial	578,839	31,228	7.21	524,083	25,627	6.54
CRE − Construction, land and development	146,454	7,710	7.03	93,098	5,197	7.46
CRE − Multifamily	245,372	10,223	5.57	171,043	6,594	5.15
CRE − Non-owner occupied	615,320	26,929	5.85	492,098	18,943	5.15
CRE − Owner occupied	284,315	11,519	5.41	253,460	9,543	5.03
Agricultural − Land	41,138	1,478	4.80	39,417	1,405	4.77
Agricultural − Production	38,110	1,897	6.65	29,377	1,410	6.42
RRE − First lien	695,313	20,927	4.02	667,041	18,685	3.75
RRE − Construction	19,847	727	4.89	33,693	1,257	4.99
RRE − HELOC	124,321	7,626	8.19	118,630	7,071	7.97
RRE − Junior lien	36,276	1,692	6.23	35,034	1,494	5.70
Other consumer	33,329	1,657	6.64	38,148	1,708	5.99
Total loans (1)	2,858,634	123,613	5.78	2,495,122	98,934	5.30
Federal Reserve/FHLB Stock	16,956	1,054	8.30	25,403	1,294	6.81
Total interest earning assets	4,024,942	155,089	5.15	3,574,675	120,630	4.51
Noninterest earning assets	220,239			224,970
Total assets	$4,245,181			$3,799,645
Interest-Bearing Liabilities
Interest-bearing demand deposits	$944,143	$15,412	2.18%	$757,995	$6,559	1.16%
Money market and savings deposits	1,160,391	32,961	3.79	1,127,630	22,915	2.72
Time deposits	458,545	15,348	4.47	276,797	6,744	3.26
Fed funds purchased and BTFP	325,455	12,065	4.95	320,861	12,556	5.23
FHLB short-term advances	200,000	7,683	5.13	84,982	3,128	4.92
Long-term debt	58,999	2,041	4.62	58,886	1,999	4.54
Total interest-bearing liabilities	3,147,533	85,510	3.63	2,627,151	53,901	2.74
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	656,553			743,253
Other noninterest-bearing liabilities	70,337			67,981
Stockholders’ equity	370,758			361,260
Total liabilities and stockholders’ equity	$4,245,181			$3,799,645
Net interest income on FTE basis (1)		$69,579			$66,729
Net interest rate spread on FTE basis (1)			1.52%			1.77%
Net interest margin on FTE basis (1)			2.31%			2.50%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared with			Compared with
	Three months ended September 30, 2023			Nine Months Ended September 30, 2023
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$2,306	$1,955	$4,261	$8,768	$5,451	$14,219
Investment securities	(1,456)	(111)	(1,567)	(4,607)	336	(4,271)
Loans held for sale	(10)	(94)	(104)	(2)	74	72
Loans
Commercial and industrial	1,508	616	2,124	2,681	2,920	5,601
CRE − Construction, land and development	1,250	(513)	737	2,980	(467)	2,513
CRE − Multifamily	450	254	704	2,866	763	3,629
CRE − Non-owner occupied	2,251	930	3,181	4,751	3,235	7,986
CRE − Owner occupied	554	8	562	1,162	814	1,976
Agricultural − Land	25	—	25	61	12	73
Agricultural − Production	83	76	159	420	67	487
RRE − First lien	100	227	327	794	1,448	2,242
RRE − Construction	(341)	73	(268)	(517)	(13)	(530)
RRE − HELOC	174	(17)	157	340	215	555
RRE − Junior lien	13	(16)	(3)	53	145	198
Other consumer	75	70	145	(216)	165	(51)
Total loans	6,142	1,708	7,850	15,375	9,304	24,679
Federal Reserve/FHLB Stock	(192)	61	(131)	(431)	191	(240)
Total interest income	6,790	3,519	10,309	19,103	15,356	34,459
Interest-bearing liabilities
Interest-bearing demand deposits	849	2,443	3,292	1,617	7,236	8,853
Money market and savings deposits	592	1,778	2,370	667	9,379	10,046
Time deposits	1,567	620	2,187	4,436	4,168	8,604
Fed funds purchased and BTFP	213	(446)	(233)	180	(671)	(491)
FHLB short-term advances	329	82	411	4,236	319	4,555
Long-term debt	1	(1)	—	4	38	42
Total interest expense	3,551	4,476	8,027	11,140	20,469	31,609
Change in net interest income	$3,239	$(957)	$2,282	$7,963	$(5,113)	$2,850

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods presented:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision (recovery) for loan losses	$1,126	$—	$6,195	$460
Provision (recovery) for credit losses on unfunded commitments	549	—	31	44
Provision (recovery) for HTM debt securities	(14)	—	(76)	46
Provision for credit losses	$1,661	$—	$6,150	$550

The Company recorded a provision for credit losses of $1.7 million for the third quarter of 2024, compared to no provision for the third quarter of 2023. The increase in the provision for credit losses was primarily driven by loan growth and an increase in nonaccrual loans.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth management, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Retirement and benefit services	$16,144	$18,605	$47,876	$49,977
Wealth management	6,684	5,271	19,161	15,915
Mortgage banking	2,573	2,510	6,796	7,132
Service charges on deposit accounts	488	328	1,333	940
Other	2,474	1,693	5,891	5,475
Total noninterest income	$28,363	$28,407	$81,057	$79,439
Noninterest income as a % of revenue	55.72%	58.21%	54.10%	54.51%

Total noninterest income for the three months ended September 30, 2024 was $28.4 million, a slight decrease of $44 thousand, or 0.2%, from the three months ended September 30, 2023. The decrease in noninterest income was primarily driven by a decrease of $2.5 million in retirement and benefit services revenue, driven by the divestiture of the Employee Stock Ownership Program (“ESOP”) trustee business included in the three months ended September 30, 2023, which resulted in a recognized gain of $2.8 million. This decrease was partially offset by a $1.4 million increase in wealth management revenue, primarily due to assets under administration/management growth as well as a $0.8 million increase in other noninterest income, primarily due to a gain on the sale of fixed assets related to the sale of the Shorewood, Minnesota branch in the western suburbs of the Twin Cities as well as increased client swap fees.

Total noninterest income for the nine months ended September 30, 2024 was $81.1 million, a $1.6 million, or 2.0%, increase compared to $79.4 million for the nine months ended September 30, 2023. The increase in noninterest income was primarily driven by an increase of $3.2 million in wealth management revenue due to assets under administration/management growth, primarily driven by improved equity and bond markets. Other noninterest income increased $0.4 million, primarily driven by a gain on the sale of fixed assets related to the sale of the Shorewood, Minnesota branch. This increase was partially offset by a $2.1 million decrease in retirement and benefits services, primarily driven by the divestiture of the ESOP trustee business included in the nine months ended September 30, 2023, which resulted in a recognized gain of $2.8 million.

The Company anticipates that noninterest income will continue to be adversely affected in future periods if interest rates remain higher than in periods prior to the Fed's rate hikes beginning in 2022 and inflationary pressure continues. These factors have adversely affected mortgage originations and mortgage banking revenue in recent periods. The Company believes mortgage revenue will increase in future periods as a result of recent and anticipated interest rate cuts.

See “NOTE 17 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Compensation	$21,058	$19,071	$60,655	$57,076
Employee taxes and benefits	5,400	4,895	16,722	15,472
Occupancy and equipment expense	2,082	1,883	5,803	5,619
Business services, software and technology expense	4,879	4,774	14,823	15,367
Intangible amortization expense	1,324	1,324	3,972	3,972
Professional fees and assessments	4,267	1,716	8,633	4,397
Marketing and business development	764	750	2,200	2,139
Supplies and postage	422	410	1,321	1,275
Travel	330	322	954	876
Mortgage and lending expenses	684	689	1,592	1,401
Other	1,237	1,426	3,543	3,909
Total noninterest expense	$42,447	$37,260	$120,218	$111,503

Total noninterest expense for the three months ended September 30, 2024 was $42.4 million, a $5.2 million, or 13.9%, increase compared to $37.3 million for the three months ended September 30, 2023. The year over year increase was primarily driven by higher professional fees and assessments, compensation, and employee taxes and benefits expenses. Professional fees and assessments increased primarily due to increased merger-related expenses of $1.7 million in connection with the acquisition of HMNF and an increase in FDIC assessments. Compensation expense increased primarily due to increased labor costs. Employee taxes and benefits expense increased primarily due to increased costs related to group insurance.

Total noninterest expense for the nine months ended September 30, 2024 was $120.2 million, a $8.7 million, or 7.8%, increase compared to $111.5 million for the nine months ended September 30, 2023. The increase was primarily driven by increases of $4.2 million in professional fees and assessments, $3.6 million in compensation, and $1.3 million in employee taxes and benefits expense. The increase in professional fees and assessments was primarily due to increased merger-related expenses in connection with the acquisition of HMNF and an increase in FDIC assessments. The increase in compensation expense was primarily due to rising labor costs. The increase in employee taxes and benefits expense was primarily due to increased costs related to group insurance and payroll taxes. These increases were partially offset by a $0.5 million decrease in business services, software and technology expense primarily due to reduced core processing and information technology hardware expenses.

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

For the three months ended September 30, 2024, the Company recognized income tax expense of $1.6 million on $6.8 million of pre-tax income, resulting in an effective tax rate of 23.4%, compared to income tax expense of $2.4 million on $11.5 million of pre-tax income for the three months ended September 30, 2023, resulting in an effective tax rate of 20.6%.

For the nine months ended September 30, 2024, the Company recognized income tax expense of $5.6 million on $23.5 million of pre-tax income, resulting in an effective tax rate of 23.9%, compared to income tax expense of $7.2 million on $33.7 million of pre-tax income for the nine months ended September 30, 2023, resulting in an effective tax rate of 21.4%.

Segment Reporting

The Company determined reportable segments based on the significance of the services offered, the significance of those services to the Company’s financial condition and operating results, and the Company’s regular review of the operating results of those services. The Company has three operating segments—banking, retirement and benefit services, and wealth. These segments are components for which financial information is prepared and evaluated regularly by management in deciding how to allocate resources and assess performance.

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

For additional financial information on the Company’s segments see “NOTE 17 Segment Reporting” of the Company’s consolidated financial statements.

Banking

The banking division offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. After the closing of the HMNF acquisition, the Company added 15 banking offices in Minnesota, Wisconsin, and Iowa. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the banking segment’s balance sheet.

The following table presents the banking segment income statement, net of corporate administration, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net interest income	$22,542	$20,395	$68,761	$66,287
Provision for credit losses	1,661	—	6,150	550
Noninterest income	5,535	4,531	14,020	13,547
Total revenue	26,416	24,926	76,631	79,284
Noninterest expense (1)	20,269	18,881	57,837	56,832
Net income before taxes	$6,147	$6,045	$18,794	$22,452

(1)

Noninterest expenses do not include corporate administration expenses. Corporate administration expenses include executive compensation, premises and fixed assets expenses, and information technology expenses. These expenses are not specific to any specific segment.

Retirement and Benefits Services

The retirement and benefit services segment provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services.

The following table presents the retirement and benefits services segment income statement for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Recurring annual income (1)	$12,827	$12,959	$37,935	$38,758
Transactional income (2)	3,317	2,871	9,941	8,444
Gain on sale of ESOP trustee business	—	2,775	—	2,775
Total noninterest income	16,144	18,605	47,876	49,977
Noninterest expense	14,154	13,269	41,757	39,515
Net income before taxes	$1,990	$5,336	$6,119	$10,462

(1)

Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. $6.4 million and $6.2 million for the three months ended September 30, 2024 and 2023, respectively, were due to movements in the market. $18.4 million and $17.4 million for the three and nine months ended September 30, 2024 and 2023, respectively, were due to movements in the market.

(2)	Transactional income primarily includes advisory fees and distribution fees.

Wealth

The wealth division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the  three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Asset management	$5,972	$4,726	$16,790	$13,963
Brokerage	365	391	1,170	1,189
Insurance and advisory	347	154	1,201	763
Total noninterest income	6,684	5,271	19,161	15,915
Noninterest expense	3,838	3,351	11,494	9,703
Net income before taxes	$2,846	$1,920	$7,667	$6,212

Financial Condition

Overview

Total assets were $4.1 billion as of September 30, 2024, an increase of $176.9 million, or 4.5%, compared to December 31, 2023. The increase was primarily due to a $272.8 million increase in loans, partially offset by a decrease of $63.9 million in cash and cash equivalents and a decrease of $35.6 million in investment securities.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$739	0.1%	$1,120	0.2%
Mortgage backed securities
Residential agency	414,388	57.9	435,594	58.4
Commercial	1,401	0.2	1,353	0.2
Asset backed securities	20	—	25	—
Corporate bonds	49,455	6.9	48,644	6.5
Total available-for-sale investment securities	466,003	65.1	486,736	65.3
Held-to-maturity
Obligations of state and political agencies	113,593	15.9	116,990	15.7
Mortgage backed securities
Residential agency	136,269	19.0	141,627	19.0
Total held-to-maturity investment securities	249,862	34.9	258,617	34.7
Total investment securities	$715,865	100.0%	$745,353	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of September 30, 2024
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$377	5.85%	$—	—%	$362	5.94%
Mortgage backed securities
Residential agency	42	2.59	2,382	2.51	3,689	3.11	408,275	1.70
Commercial	—	—	1,401	2.40	—	—	—	—
Asset backed securities	—	—	—	—	4	4.12	16	5.18
Corporate bonds	—	—	—	—	49,455	3.69	—	—
Total available-for-sale investment securities	42	2.59	4,160	2.77	53,148	3.65	408,653	1.70
Held-to-maturity
Obligations of state and political agencies	8,203	1.14	53,122	1.54	43,323	2.10	8,945	2.22
Mortgage backed securities
Residential agency	—	—	—	—	—	—	136,269	2.18
Total held-to-maturity investment securities	8,203	1.14	53,122	1.54	43,323	2.10	145,214	2.18
Total investment securities	$8,245	1.15%	$57,282	1.63%	$96,471	2.95%	$553,867	1.83%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $3.0 billion as of September 30, 2024, an increase of $272.8 million, or 9.9%, from December 31, 2023. The increase was primarily driven by a $116.7 million increase in non-owner occupied CRE loans, a $49.6 million increase in construction, land and development CRE loans, a $44.1 million increase in commercial and industrial loans, a $30.3 million increase in multifamily CRE loans, and a $24.7 million increase in owner occupied CRE loans, partially offset by $7.4 million and $17.2 million decreases in residential real estate first lien and residential real estate construction loans, respectively.

The Company’s loan portfolio is highly diversified. As of September 30, 2024, approximately 19.9% of loans outstanding were commercial and industrial, 47.3% of loans outstanding were CRE, 2.8% of loans outstanding were agricultural, and 30.0% of loans outstanding were consumer.

	September 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$301,629	9.9%	$258,008	9.3%
Services	152,354	5.0	146,318	5.3
Retail trade	93,437	3.1	91,216	3.3
Manufacturing	58,825	1.9	66,638	2.4
Total commercial and industrial	606,245	19.9	562,180	20.3
Commercial real estate:
Construction, land and development	173,629	5.7	124,034	4.5
Multifamily	275,377	9.1	245,103	8.9
Non-owner occupied
Office	103,422	3.4	124,684	4.5
Industrial	109,904	3.6	104,241	3.8
Retail	117,536	3.9	96,578	3.5
Hotel	125,451	4.1	80,576	2.9
Medical office	106,808	3.5	63,788	2.3
Medical or nursing facility	72,256	2.4	47,625	1.7
Other commercial real estate	50,694	1.8	51,862	1.9
Total non-owner occupied	686,071	22.7	569,354	20.6
Owner occupied	296,366	9.8	271,623	9.8
Total commercial real estate	1,431,443	47.3	1,210,114	43.8
Agricultural:
Land	45,821	1.5	40,832	1.5
Production	39,436	1.3	36,141	1.3
Total agricultural	85,257	2.8	76,973	2.8
Consumer:
RRE − First lien	690,451	22.8	697,900	25.3
RRE − Construction	11,808	0.4	28,979	1.1
RRE − HELOC	134,301	4.4	118,315	4.3
RRE − Junior lien	36,445	1.2	35,819	1.3
Other consumer	36,393	1.2	29,303	1.1
Total consumer	909,398	30.0	910,316	33.1
Total loans	$3,032,343	100.0%	$2,759,583	100.0%

Despite headwinds from a higher interest rate environment and competition in the Company’s market areas, the Company anticipates continued loan growth in the remainder of 2024 for the commercial and industrial and CRE loan portfolios as a result of recently added production talent.

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	September 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$413,482	43.0%	$394,754	48.5%
North Dakota	211,022	21.9	214,884	26.4
Arizona	169,947	17.7	139,450	17.1
Texas	34,570	3.6	—	—
Colorado	22,171	2.3	1,246	0.2
Oregon	18,031	1.9	14,953	1.8
Wisconsin	17,446	1.8	502	0.1
Missouri	16,866	1.8	15,969	2.0
Kansas	15,215	1.6	4,343	0.5
South Dakota	14,617	1.5	14,790	1.8
Other	28,081	2.9	13,566	1.7
Total non-owner occupied and multifamily commercial real estate loans	$961,448	100.0%	$814,457	100.0%

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of September 30, 2024, the Company’s RRE portfolio was $873.0 million, representing a $8.0 million, or 0.9%, decrease from $881.0 million as of December 31, 2023. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2024:

	September 30, 2024
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$107,232	$299,211	$196,950	$2,852	$606,245
Commercial real estate
Construction, land and development	40,774	108,678	23,839	338	173,629
Multifamily	9,230	178,980	86,073	1,094	275,377
Non-owner occupied	92,321	409,055	161,720	22,975	686,071
Owner occupied	27,059	172,076	71,835	25,396	296,366
Total commercial real estate	169,384	868,789	343,467	49,803	1,431,443
Agricultural	—	—	—	—	—
Land	910	12,656	11,669	20,586	45,821
Production	19,795	16,569	3,072	—	39,436
Total agricultural	20,705	29,225	14,741	20,586	85,257
Total commercial	297,321	1,197,225	555,158	73,241	2,122,945
Consumer
Residential real estate
First lien	2,531	31,704	39,236	616,980	690,451
Construction	1,625	3,178	—	7,005	11,808
HELOC	3,567	15,767	13,839	101,128	134,301
Junior lien	3,468	6,778	16,365	9,834	36,445
Total residential real estate	11,191	57,427	69,440	734,947	873,005
Other consumer	14,609	19,610	2,174	—	36,393
Total consumer	25,800	77,037	71,614	734,947	909,398
Total loans	$323,121	$1,274,262	$626,772	$808,188	$3,032,343
Loans with fixed interest rates:
Commercial
Commercial and industrial	$15,631	$210,933	$75,291	$—	$301,855
Commercial real estate
Construction, land and development	15,967	36,615	1,001	—	53,583
Multifamily	4,442	88,147	65,185	1,094	158,868
Non-owner occupied	61,694	233,074	87,830	442	383,040
Owner occupied	22,205	136,978	30,904	—	190,087
Total commercial real estate	104,308	494,814	184,920	1,536	785,578
Agricultural
Land	828	12,535	11,606	19,189	44,158
Production	1,115	15,979	2,251	—	19,345
Total agricultural	1,943	28,514	13,857	19,189	63,503
Total commercial	121,882	734,261	274,068	20,725	1,150,936
Consumer
Residential real estate
First lien	2,279	28,412	32,690	390,755	454,136
Construction	817	662	—	2,325	3,804
HELOC	27	2,239	8,734	4,951	15,951
Junior lien	1,749	4,244	12,924	9,834	28,751
Total residential real estate	4,872	35,557	54,348	407,865	502,642
Other consumer	3,823	13,793	2,174	—	19,790
Total consumer	8,695	49,350	56,522	407,865	522,432
Total loans with fixed interest rates	$130,577	$783,611	$330,590	$428,590	$1,673,368
Loans with floating interest rates:
Commercial
Commercial and industrial	$91,601	$88,278	$121,659	$2,852	$304,390
Commercial real estate
Construction, land and development	24,807	72,063	22,838	338	120,046
Multifamily	4,788	90,833	20,888	—	116,509
Non-owner occupied	30,627	175,981	73,890	22,533	303,031
Owner occupied	4,854	35,098	40,931	25,396	106,279
Total commercial real estate	65,076	373,975	158,547	48,267	645,865
Agricultural
Land	82	121	63	1,397	1,663
Production	18,680	590	821	—	20,091
Total agricultural	18,762	711	884	1,397	21,754
Total commercial	175,439	462,964	281,090	52,516	972,009
Consumer
Residential real estate
First lien	252	3,292	6,546	226,225	236,315
Construction	808	2,516	—	4,680	8,004
HELOC	3,540	13,528	5,105	96,177	118,350
Junior lien	1,719	2,534	3,441	—	7,694
Total residential real estate	6,319	21,870	15,092	327,082	370,363
Other consumer	10,786	5,817	—	—	16,603
Total consumer	17,105	27,687	15,092	327,082	386,966
Total loans with floating interest rates	$192,544	$490,651	$296,182	$379,598	$1,358,975

The expected life of the Company’s loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

The Company’s strategy for credit risk management includes well‑defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take necessary charge‑offs promptly, and maintain adequate reserve levels for credit losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. The Company utilizes an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

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

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$34,006	$29,840
Commercial real estate
Construction, land and development	25,005	20,667
Multifamily	13,109	310
Non-owner occupied	24,210	1,018
Owner occupied	12,993	7,842
Total commercial real estate	75,317	29,837
Agricultural
Land	2,470	—
Production	1,335	—
Total agricultural	3,805	—
Total commercial	113,128	59,677
Consumer
Residential real estate
First lien	1,948	105
Construction	4,680	—
HELOC	1,488	—
Junior lien	3,751	1,781
Total residential real estate	11,867	1,886
Other consumer	290	—
Total consumer	12,157	1,886
Total loans	$125,285	$61,563
Criticized loans as a percent of total loans	4.13%	2.23%

The following table presents information regarding nonperforming assets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$48,026	$8,596
Accruing loans 90+ days past due	—	139
Total nonperforming loans	48,026	8,735
OREO and repossessed assets	—	32
Total nonperforming assets	48,026	8,767
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$48,026	$8,767
Nonperforming loans to total loans	1.58%	0.32%
Nonperforming assets to total assets	1.18%	0.22%
ACL on loans to nonperforming loans	82%	410%

$25.0 million of the increase in nonaccrual loans was driven by one construction, land and development loan moving to nonaccrual status in the second quarter of 2024 and an additional advance on the same loan in the third quarter of 2024. During the third quarter of 2024, management elected to make protective advances in order for construction to continue on that project. Management is actively working with the borrower on strategies to complete construction, preserve value and support repayment of the loan. A large RRE relationship and one non-owner occupied CRE loan moving to nonaccrual status also contributed $13.6 million to the increase in nonaccrual loans during the third quarter of 2024.

Interest income lost on nonaccrual loans approximated $2.8 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2024 and 2023.

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

The following table presents information concerning the components of the ACL for the periods presented:

	At or for the		At or for the
	three months ended		nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
ACL on loans at the beginning of the period	$38,332	$35,696	$35,843	$31,146
Adoption of ASC 326	—	—	—	3,857
(Credit) provision for loan losses	1,126	—	6,195	460
Net charge-offs (recoveries) (1)
Commercial and industrial	93	(322)	2,745	(556)
CRE − Construction, land and development	—	(251)	—	(251)
CRE − Multifamily	—	—	—	—
CRE − Non-owner occupied	—	—	—	—
CRE − Owner occupied	84	(11)	93	(33)
Agricultural − Land	(20)	—	(20)	(1)
Agricultural − Production	—	—	—	—
RRE − First lien	—	9	—	7
RRE − Construction	—	—	—	—
RRE − HELOC	—	(3)	—	(6)
RRE − Junior lien	—	—	(71)	28
Other consumer	159	(16)	149	(15)
Total net charge-offs (recoveries)	316	(594)	2,896	(827)
ACL on loans at the end of the period	39,142	36,290	39,142	36,290
Components of ACL:
ACL on HTM debt securities	137	218	137	218
ACL on loans	39,142	36,290	39,142	36,290
ACL on off-balance sheet credit exposures	7,431	5,202	7,431	5,202
ACL at end of the period	46,710	41,710	46,710	41,710
Total loans	$3,032,343	$2,606,430	$3,032,343	$2,606,430
Average total loans	2,968,947	2,544,836	2,858,634	2,495,122
ACL on loans to total loans	1.29%	1.39%	1.29%	1.39%
ACL on loans to nonaccrual loans	81.50%	402.91%	81.50%	402.91%
ACL on loans to nonperforming loans	81.50%	402.91%	81.50%	402.91%
Net charge-offs/(recoveries) to average total loans (annualized)	0.04%	(0.09)%	0.14%	(0.04)%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	Three months ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2024:
Commercial
Commercial and industrial	$246	$153	$93	$593,685	0.06%
Commercial real estate
Construction, land and development	—	—	—	184,611	—
Multifamily	—	—	—	242,558	—
Non-owner occupied	—	—	—	663,539	—
Owner occupied	98	14	84	289,963	0.12
Total commercial real estate	98	14	84	1,380,671	0.02
Agricultural
Land	—	20	(20)	42,162	(0.19)
Production	—	—	—	40,964	—
Total agricultural	—	20	(20)	83,126	(0)
Total commercial	344	187	157	2,057,482	0.03
Consumer
Residential real estate
First lien	—	—	—	689,382	—
Construction	—	—	—	16,792	—
HELOC	—	—	—	130,705	—
Junior lien	—	—	—	36,818	—
Total residential real estate	—	—	—	873,697	—
Other consumer	161	2	159	37,768	1.67
Total consumer	161	2	159	911,465	0.07
Total loans	$505	$189	$316	$2,968,947	0.04%
2023:
Commercial
Commercial and industrial	$134	$456	$(322)	$523,263	(0.24)%
Commercial real estate
Construction, land and development	—	251	(251)	88,450	(1.13)
Multifamily	—	—	—	209,020	—
Non-owner occupied	—	—	—	491,948	—
Owner occupied	—	11	(11)	256,983	(0.02)
Total commercial real estate	—	262	(262)	1,046,401	(0.10)
Agricultural
Land	—	—	—	40,685	—
Production	—	—	—	32,386	—
Total agricultural	—	—	—	73,071	—
Total commercial	134	718	(584)	1,642,735	(0.14)
Consumer
Residential real estate
First lien	9	—	9	681,610	0.01
Construction	—	—	—	33,264	—
HELOC	—	3	(3)	118,965	(0.01)
Junior lien	—	—	—	35,974	—
Total residential real estate	9	3	6	869,813	—
Other consumer	8	24	(16)	32,288	(0.20)
Total consumer	17	27	(10)	902,101	—
Total loans	$151	$745	$(594)	$2,544,836	(0.09)%

	Nine Months Ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2024:
Commercial
Commercial and industrial	$3,140	$395	$2,745	$578,839	0.63%
Commercial real estate
Construction, land and development	—	—	—	146,454	—
Multifamily	—	—	—	245,372	—
Non-owner occupied	—	—	—	615,320	—
Owner occupied	127	34	93	284,315	0.04
Total commercial real estate	127	34	93	1,291,461	0.01
Agricultural
Land	—	20	(20)	41,138	(0.06)
Production	—	—	—	38,110	—
Total agricultural	—	20	(20)	79,248	(0.03)
Total commercial	3,267	449	2,818	1,949,548	0.19
Consumer
Residential real estate
First lien	—	—	—	695,313	—
Construction	—	—	—	19,847	—
HELOC	—	—	—	124,321	—
Junior lien	3	74	(71)	36,276	(0.26)
Total residential real estate	3	74	(71)	875,757	(0.01)
Other consumer	174	25	149	33,329	0.60
Total consumer	177	99	78	909,086	0.01
Total loans	$3,444	$548	$2,896	$2,858,634	0.14%
2023:
Commercial
Commercial and industrial	$394	$950	$(556)	$524,083	(0.14)%
Commercial real estate
Construction, land and development	—	251	(251)	93,098	(0.36)
Multifamily	—	—	—	171,043	—
Non-owner occupied	—	—	—	492,098	—
Owner occupied	—	33	(33)	253,460	(0.02)
Total commercial real estate	—	284	(284)	1,009,699	(0.04)
Agricultural
Land	—	1	(1)	39,417	—
Production	—	—	—	29,377	—
Total agricultural	—	1	(1)	68,794	—
Total commercial	394	1,235	(841)	1,602,576	(0.07)
Consumer
Residential real estate
First lien	9	2	7	667,041	—
Construction	—	—	—	33,693	—
HELOC	—	6	(6)	118,630	(0.01)
Junior lien	77	49	28	35,034	0.11
Total residential real estate	86	57	29	854,398	—
Other consumer	36	51	(15)	38,148	(0.05)
Total consumer	122	108	14	892,546	—
Total loans	$516	$1,343	$(827)	$2,495,122	(0.04)%

The following table presents the allocation of the ACL on loans as of the dates presented:

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$6,801	20.0%	$9,705	20.4%
CRE − Construction, land and development	10,373	5.7	6,135	4.5
CRE − Multifamily	2,591	9.1	1,776	8.9
CRE − Non-owner occupied	8,512	22.6	7,726	20.5
CRE − Owner occupied	2,429	9.8	2,449	9.8
Agricultural − Land	277	1.5	96	1.5
Agricultural − Production	182	1.3	84	1.3
RRE − First lien	5,440	22.8	6,087	25.3
RRE − Construction	103	0.4	485	1.1
RRE − HELOC	954	4.4	835	4.3
RRE − Junior lien	1,121	1.2	264	1.3
Other consumer	359	1.2	201	1.1
Total loans	$39,142	100.0%	$35,843	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $7.4 million and $5.2 million as of September 30, 2024 and 2023, respectively.

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

Total deposits were $3.3 billion as of September 30, 2024, an increase of $227.9 million, or 7.4%, from December 31, 2023. Interest-bearing deposits increased $300.4 million during this period, while noninterest-bearing deposits decreased $67.9 million. The increase in total deposits was due to both expanded and new commercial deposit relationships, along with time deposit and synergistic deposit growth. Noninterest-bearing deposits decreased from 23.5% of total deposits as of December 31, 2023 to 19.8% as of September 30, 2024, as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted such funds. Time deposit balances increased as higher short-term CD rates attracted both existing non-maturity deposits as well as new deposits to the Company.

The following table presents the composition of the Company’s deposit portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$657,547	19.8%	$728,082	23.5%	$(70,535)	(9.7)%
Interest-bearing demand	1,034,694	31.1	840,711	27.2	193,983	23.1
Money market and savings (1)	1,142,862	34.4	1,115,256	36.0	27,606	2.5
Time deposits	488,447	14.7	411,562	13.3	76,885	18.7
Total deposits	$3,323,550	100.0%	$3,095,611	100.0%	$227,939	7.4%

(1)	Money market and savings deposits include health savings account deposits of $186.1 million and $176.7 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$656,553	—%	$743,253	—%
Interest-bearing demand	944,143	2.31	757,995	1.34
Money market and savings	1,160,391	3.82	1,127,630	3.20
Time deposits	458,545	4.46	276,797	3.94
Total deposits	$3,219,632	2.75%	$2,905,675	1.97%

The following table presents the composition of the Company’s deposit portfolio by client segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,289,693	38.8%	$1,128,152	36.4%	$161,541	14.3%
Consumer	927,472	27.9	921,650	29.8	5,822	0.6
Public (1)	185,776	5.6	194,265	6.3	(8,489)	(4.4)
Synergistic (2)
Retirement and benefit services (3)	640,571	19.3	598,160	19.3	42,411	7.1
Wealth (4)	280,038	8.4	253,384	8.2	26,654	10.5
Total synergistic	920,609	27.7	851,544	27.5	69,065	18
Total deposits	$3,323,550	100.0%	$3,095,611	100.0%	$227,939	7.4%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth clients hold in proprietary Alerus money market products.
(3)	$337.7 million and $288.9 million of retirement and benefit services synergistic deposits were indexed as of September 30, 2024 and December 31, 2023, respectively.
(4)	$280.0 million and $253.4 million of wealth synergistic deposits were indexed as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of September 30, 2024:

September 30,
(dollars in thousands)	2024
Maturing in:
3 months or less	$52,716
3 months to 6 months	94,957
6 months to 1 year	18,627
1 year or greater	4,554
Total	$170,854

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.3 billion at September 30, 2024, and approximately $1.1 billion at December 31, 2023. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$44,700	14.7%	$114,170	30.6%
FHLB Short-term advances	200,000	65.8	200,000	53.6
Subordinated notes	50,000	16.5	50,000	13.4
Junior subordinated debentures	9,041	3.0	8,956	2.4
Total borrowed funds	$303,741	100.0%	$373,126	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $17.4 million, or 4.7%, to $386.5 million as of September 30, 2024, compared to $369.1 million as of December 31, 2023. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 8.11% as of September 30, 2024, from 7.94% as of December 31, 2023. Common equity tier 1 capital to risk weighted assets decreased to 11.12% as of September 30, 2024, from 11.82% as of December 31, 2023.

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

At September 30, 2024 and December 31, 2023, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Capital Ratios	2024	2023
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	11.12%	11.82%
Tier 1 capital to risk weighted assets	11.38%	12.10%
Total capital to risk weighted assets	14.04%	14.76%
Tier 1 capital to average assets	9.30%	10.57%
Tangible common equity to tangible assets (1)	8.11%	7.94%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.73%	11.40%
Tier 1 capital to risk weighted assets	10.73%	11.40%
Total capital to risk weighted assets	11.98%	12.51%
Tier 1 capital to average assets	8.90%	9.92%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of September 30, 2024, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 20 Regulatory Matters” of the consolidated financial statements for additional information.

Off‑Balance Sheet Arrangements

The Company is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of the Company’s customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be required based on management’s assessment of the customer’s creditworthiness. The fair value of these commitments is considered immaterial for disclosure purposes.

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of September 30, 2024 and December 31, 2023, was as follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$927,235	$942,413
Standby letters of credit	11,231	10,045
Total	$938,466	$952,458

Liquidity

Liquidity management is the process by which the Company manages the flow of funds necessary to meet the Company’s financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the Company’s operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s asset and liability committee, or the ALCO, a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is the ALCO’s responsibility to ensure the Company has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and that management has plans in place to respond. The ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

As of September 30, 2024, the Company had on balance sheet liquidity of $424.8 million, compared to $668.2 million as of December 31, 2023. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of September 30, 2024, the Company had off balance sheet liquidity of $1.8 billion, compared to $1.6 billion as of December 31, 2023. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity. There were no brokered deposits as of September 30, 2024 and December 31, 2023.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2024, the Company had $44.7 million in federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of September 30, 2024, the Company had $1.1 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $851.4 million from the FHLB. In addition, the Company can borrow up to $107.0 million through the unsecured lines of credit the Company has established with four other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $816.9 million, as of September 30, 2024. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of September 30, 2024 and December 31, 2023.

The Company’s primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding.

Though remote, the possibility of a funding crisis exists at all financial institutions. The economic impact of the recent rise in inflation and rising interest rates could place increased demand on the Company’s liquidity if the Company experiences significant credit deterioration and as the Company meets borrowers’ needs. Accordingly, management has addressed this issue by formulating a liquidity contingency plan, which has been reviewed and approved by both the Bank’s Board of Directors and the ALCO. The plan addresses the actions that the Company would take in response to both a short‑term and long‑term funding crisis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of interest earning assets and the amount of interest‑bearing liabilities that are prepaid/withdrawn, re‑price, or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. The Bank’s Board of Directors approves policy limits with respect to interest rate risk.

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

Management regularly reviews the Company’s exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest‑bearing liabilities, interest rate spreads and repricing periods. The ALCO reviews, on at least a quarterly basis, the interest rate risk position.

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

The estimated impact on the Company’s net interest income as of September 30, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below:

	September 30, 2024		December 31, 2023
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	−2.4%	10.1%	1.0%	2.4%
+300 basis points	−1.8%	7.4%	0.5%	1.4%
+200 basis points	−0.9%	5.5%	0.3%	0.9%
+100 basis points	−0.3%	3.1%	0.4%	0.9%
−100 basis points	0.8%	−2.7%	−1.0%	−1.7%
−200 basis points	2.1%	−5.0%	−2.3%	−4.1%
−300 basis points	3.5%	−7.4%	−4.1%	−7.2%
−400 basis points	8.9%	−2.1%	−5.0%	−7.6%

Management strategies may impact future reporting periods, as actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

Management uses an economic value of equity sensitivity analysis to understand the impact of interest rate changes on long‑term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

The table below presents the change in the economic value of equity as of September 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	September 30,	December 31,
	2024	2023
+400 basis points	−6.1%	−15.5%
+300 basis points	−5.0%	−12.6%
+200 basis points	−2.1%	−7.7%
+100 basis points	−0.6%	−3.1%
−100 basis points	−0.8%	1.6%
−200 basis points	−3.0%	2.0%
−300 basis points	−8.6%	−0.3%
−400 basis points	−14.6%	−5.6%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its subsidiaries, to which the Company or any of its subsidiaries are a party or to which the Company’s property is the subject.

Item 1A – Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

Risks Related to the Merger

Litigation May Be Filed Against the Company (directly or as successor by merger to HMNF) (or the Company’s or HMNF’s Boards of Directors) that Could Result in the Payment of Damages Following Consummation of the Merger.

It is possible that, in connection with the merger of HMNF with and into the Company, stockholders may file putative class action lawsuits against the Company directly or against the Company as successor by merger to HMNF (or the Company’s or HMNF’s boards of directors). One purported stockholders of the Company, and eight purported stockholders of HMNF, sent demand letters to the companies prior to the closing of the merger, alleging that the joint proxy statement/prospectus filed by the Company omitted certain material information regarding the merger and threatening litigation. Although the transaction has closed, these stockholders could still pursue litigation against the Company directly against the Company as successor by merger to HMNF to seek financial damages. The outcome of any such litigation is uncertain. The defense or settlement of any lawsuit or claim that results from these lawsuits, including any cost associated with the indemnification of directors and officers of each company, may adversely affect the combined company’s business, financial condition, results of operations and cash flows and the market price of the stock of the Company.

The Company May Fail to Realize the Anticipated Benefits of the Merger.

The merger of HMNF with and into the Company closed on October 9, 2024. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, the Company’s ability to combine the businesses of the Company and HMNF in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of the Company or HMNF nor result in decreased revenues due to any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the Company’s business, financial condition, operating results, prospects and stock price as the resulting company of the merger.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the third quarter of 2024:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July 1-31, 2024	3,227	$19.24	—	1,000,000
August 1-31, 2024	530	20.82	—	1,000,000
September 1-30, 2024	128	21.54	—	1,000,000
Total	3,885	$19.53	—	1,000,000

(1)	Represents shares of the Company’s common stock surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)

On December 12, 2023, the Board approved a stock repurchase program, or the Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced an existing stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended September 30, 2024, the Company did not repurchase any shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

ALERUS FINANCIAL CORPORATION

Date: October 31, 2024	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)