Form 10-K
period 2024-12-31
ALERUS FINANCIAL CORP
filed 2025-03-14
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-39036

ALERUS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-0375407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Demers Avenue
Grand Forks, ND	58201
(Address of principal executive offices)	(Zip Code)

(701) 795-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ALRS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2024, was approximately $368,774,658 (based on the closing price on The Nasdaq Capital Market on that date of $19.61). The number of shares of the registrant’s common stock outstanding at March 7, 2025 was 25,362,855.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 8, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation, or the Company. These statements are often, but not always, identified by words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized,” “target,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company makes regarding projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;

●	effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations, and tax regulations;

●	the Company’s ability to successfully manage credit risk, including in the commercial real estate (“CRE”) portfolio, and maintain an adequate level of allowance for credit losses;

●

business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including the level and impact of inflation rates and possible recession;

●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short-period of time that resulted in several bank failures;

●	the Company's ability to raise additional capital to implement its business plan;

●	the overall health of the local and national real estate market;

●	credit risks and risks from concentrations (by type of borrower, geographic area, collateral, and industry) within the Company's loan portfolio;

●	the concentration of large loans to certain borrowers (including CRE loans);

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies, including the integration of HMN Financial, Inc. (“HMNF”) which the Company acquired in the fourth quarter of 2024;

●

the commencement, cost, and outcome of litigation and other legal proceedings and regulatory actions against us or to which the Company may become subject, including with respect to pending actions relating to the Company’s previous ESOP fiduciary services commenced by government or private parties;

●	the impact of economic or market conditions on the Company’s fee-based services;

●	the Company’s ability to continue to grow the retirement and benefit services business;

●	the Company’s ability to continue to originate a sufficient volume of residential mortgages;

●

the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;

●	interruptions involving the Company’s information technology and telecommunications systems or third-party servicers;

●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;

●	rapid and expensive technological change in the financial services industry;

●	increased competition in the financial services industry, including from non-banks such as credit unions, Fintech companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including Metro Phoenix Bank and HMNF;

●	the extensive regulatory framework that applies to the Company;

●	the impact of recent and future legislative and regulatory changes, including in response to prior bank failures;

●

new or revised accounting standards, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board (“PCAOB”);

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, widespread disease or pandemics;

●	acts of war or terrorism, including ongoing conflicts in the Middle East and Russian invasion of Ukraine, or other adverse external events;

●	any material weaknesses in the Company’s internal control over financial reporting;

●

changes to U.S. or state tax laws, regulations and governmental policies concerning our general business, including changes in interpretation or prioritization and changes in response to prior bank failures;

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

ITEM 1.  BUSINESS

Company Overview and History

Alerus Financial Corporation (the “Company”) is a diversified financial services company headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association (the “Bank”), the Company provides innovative and comprehensive financial solutions to businesses and consumers through three distinct business segments—banking, retirement and benefit services, and wealth. In prior periods, the Company had a fourth operating segment, mortgage. As of January 1, 2024, the mortgage division was fully integrated into the banking division to reflect the way the Company currently manages and views the business. These solutions are delivered through a relationship oriented primary point of contact along with responsive and client friendly technology.

As of December 31, 2024, the Company had $5.3 billion of total assets, $4.0 billion of total loans, $4.4 billion of total deposits, $495.4 million of stockholders’ equity, $40.7 billion of assets under administration/management in the Company’s retirement and benefit services segment, and $4.6 billion of assets under administration/management in the Company’s wealth segment.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company believes its client first and advice-based philosophy, diversified business model and history of high performance and growth distinguishes the Company from other financial service providers. The Company generates its revenues from both net interest income and noninterest income. Net interest income is derived from offering the Company’s traditional banking products and services. Noninterest income is driven primarily by the Company’s retirement and benefit services and wealth business segments. The remainder of revenue consists of net interest income, which derives from offering the Company’s traditional banking products and services.

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

The Company’s commitment to delivering diversified solutions is driven by the Company’s “One Alerus” initiative, launched in 2017, which enables the Company to bring all of its product and service offerings to clients in a cohesive and seamless manner. Underlying the One Alerus initiative is the Company’s strategy of serving clients through a combination of technology and skilled advisors—a “high tech, high touch” approach that the Company believes clients demand and deserve. One Alerus lays the strategic foundation for current and future technology investments and the synergistic growth strategies of a diversified financial services firm. It also brings together the Company’s product and service offerings in a unified way, which the Company believes differentiates itself from competitors and allows the Company to impact clients more meaningfully and generate long term value for the Company. The primary components of One Alerus are:

●	the Company puts the client first in every decision it makes;

●	the Company provides comprehensive products and services, including banking, retirement and benefit services, and wealth;

●	the Company’s diverse business model provides revenue funding and growth opportunities;

●	each client is paired with a primary point of contact to help with individual needs and integrate specialists when needed;

●	the Company proactively invests in technology to integrate all business lines and enhance client engagement; and

●	the Company consistently seeks new ways to improve the client experience and enhance efficiencies to build scalability.

Through One Alerus, the Company strives to provide each client with a primary point of contact—a trusted advisor—who takes the time to develop an in depth understanding of the client’s needs and goals. The Company’s advisors work holistically with clients in a guidance-based manner to proactively help them with their financial decisions. The Company’s products and services include traditional bank offerings such as checking accounts, debit cards, savings accounts, personal and business loans, credit cards, online banking, mobile banking / wallet, private banking, deposit and payment solutions, and mortgages, as well as fee income services such as individual retirement accounts (“IRAs”), 401(k) rollovers, retirement planning, employer sponsored plans, employee stock ownership plans, health savings account (“HSA”), flex spending account (“FSA”), administration and government health insurance program services, and wealth services such as advisory, investment management, and trust and fiduciary services. The advisor is equipped to tailor this diverse set of products and services to each client’s unique goals and is empowered to reach across the Company’s organization to bring the client in contact with product specialists as needed. One Alerus bridges the gaps between the Company’s business units with a focus on client advocacy. The Company believes the One Alerus initiative will enable the Company to achieve future organic growth by leveraging its existing client base and help continue to provide strong returns to the Company’s stockholders.

The trusted advisor relationship is supported and enhanced through an integrated client access portal called “My Alerus.” By collaborating with a key technology partner, the Company has integrated the diverse client applications of the Company’s full product suite into a unified system and layered in new technology to bring a client’s entire financial picture into one view. For example, a client who has multiple products with the Company, such as banking accounts, a mortgage, wealth accounts, a retirement account, and a health benefit account, can now access all of these accounts online and effect transactions via one, single login through My Alerus. Instead of being forced to use different usernames and passwords for each system, the Company has created a single login dashboard to access the most used information on client accounts and coupled that with the ability to link into more detailed information within each transaction system (banking, retirement and benefit, and wealth). The Company’s clients can further personalize their dashboard by integrating or linking financial accounts held at other institutions into My Alerus. Once the Company’s clients have integrated or linked all of their financial information, the data can be used to create a custom financial fitness score to help clients save for emergencies, plan for retirement, manage their debt, optimize health savings and protect them from unexpected events with insurance.

On July 1, 2022, the Company completed the acquisition of MPB BHC, Inc. (“MPB”), the holding company of Metro Phoenix Bank. The primary reasons for the acquisition were to expand the Company’s business in the Phoenix-Mesa-Scottsdale, Arizona metropolitan statistical area (“Phoenix MSA”), and grow the size of the Company’s business. As consideration for the merger, the Company issued $64.0 million of its common stock (valued at $23.81 per share as of July 1, 2022) in a stock-for-stock transaction. As a result of the acquisition, the Company acquired $270.4 million in loans and $353.7 million in deposits from Metro Phoenix Bank.

On October 9, 2024, the Company completed the acquisition of HMN Financial, Inc., the holding company of Home Federal Savings Bank. The primary reasons for the acquisition were to expand the Company’s business in the Rochester, Minnesota metropolitan statistical area (“Rochester MSA”), and grow the size of the Company’s business. As consideration for the merger, the Company issued $123.6 million of its common stock (valued at $22.28 per share as of October 9, 2024) in a stock-for-stock transaction. As a result of the acquisition, the Company acquired $867.5 million in loans and $957.6 million in deposits from Home Federal Savings Bank.

Banking

Lending. Through the Company’s relationship-oriented lending approach, the Company’s strategy is to offer a broad range of customized commercial and consumer lending products for the personal investment and business needs of the Company’s clients. The Company’s commercial lending products include commercial loans, business term loans and lines of credit for a diversified mix of small and midsized businesses. The Company offers both owner occupied and non-owner occupied CRE loans, as well as construction and land development loans. The Company’s consumer lending products include residential first mortgage loans. In addition to originating these loans for the Company’s own portfolio, it originates and sells, primarily servicing released, whole loans in the secondary market. The Company’s mortgage loan sales activities are primarily directed at originating single family mortgages, which generally conform to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines and are delivered to the investor shortly after funding. Additionally, the Company offers installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. The Company also provides clients loans collateralized by cash and marketable securities.

The Company’s loan portfolio includes commercial and industrial (“C&I”) loans, CRE loans, which include construction, land and development loans, multifamily loans, non-owner occupied loans, and owner occupied loans, consumer loans, which include residential real estate (“RRE”) loans and other consumer loans, and a small amount of agricultural loans. The principal risk associated with each category of loans the Company makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. The Company underwrites for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes, and barriers to entry and exit.

Deposits. The Company provides a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest-bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide the Company’s major source of funds from individuals, businesses and local governments. As of December 31, 2024, core deposits totaled $4.1 billion or 94.3% of the Company’s total deposits. The Company’s deposit portfolio includes synergistic deposits from the retirement and benefit services and wealth segments. As of December 31, 2024, these synergistic deposits totaled $973.6 million. The Company also offers an HSA deposit program to attract low cost deposits. As of December 31, 2024, the Company had $190.3 million of HSA deposits which are included in the synergistic deposit total.

The Company offers a range of treasury management products, including electronic receivables management, remote deposit capture, cash vault services, merchant services, and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. The Company’s deposits are primarily obtained from depositors located in the Company’s geographic footprint, and the Company believes that it has attractive opportunities to capture additional deposits in the Company’s markets. In addition, the Company has created a National Market to focus on growing the synergistic deposits from the retirement and benefit services and wealth segments. In order to attract and retain deposits, the Company relies on providing quality service, offering a suite of consumer and commercial products and services and introducing new products and services that meet the Company’s clients’ needs as they evolve.

Retirement and Benefit Services

The Company’s retirement and benefit services business offers retirement plan administration and investment advisory services, employee stock ownership plan (“ESOP”) administration, investment fiduciary services to retirement plans, HSA and other benefit services to clients on a nationwide basis. A breakdown of these services is as follows:

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

Wealth

The Company’s wealth division provides fiduciary services to consumer and commercial clients. These services include financial planning, investment management, personal and corporate trust services, estate administration, and custody services. In addition, the wealth division offers brokerage services to compliment the unique needs of its clients. The Company’s investment management services offer two unique and proprietary strategies called Dimension and Blueprint, which are primarily targeted toward IRAs, and agency account relationships. A Dimension account is a proprietary, separately managed account designed for individual investors, foundations, endowments and institutions with assets typically greater than $500 thousand. Dimension accounts use actively managed portfolios consisting of individual securities, mutual funds, and exchange traded funds selected and monitored by a centralized team of investment professionals. A Blueprint account uses a series of models that are designed to help investors gain exposure to a diversified, risk-based asset allocation. Portfolios in these accounts are comprised of mutual funds run by consistent, low-cost fund managers, with the Bank conducting initial and ongoing fund monitoring of the model allocations and rebalancing the portfolios on a regular basis.

The Company’s Banking Market Areas

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA and Rochester MSA, and Arizona, specifically, the Phoenix MSA. In addition to offices located in the Company’s banking markets, the retirement and benefit services business administers plans in all 50 states through offices located in Colorado and Michigan.

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

Minnesota

The Company serves the Minnesota market through 18 full-service banking offices located primarily in the Twin Cities MSA and Rochester MSA. The Twin Cities MSA had total deposits of $248.4 billion as of June 30, 2024, and ranks as the 14th largest MSA in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment, and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country. The Rochester MSA had total deposits of $7.3 billion as of June 30, 2024, and ranks as the 174th largest MSA in the United States in total deposits, based on FDIC data. The Rochester MSA is defined by attractive market demographics, including strong household incomes, low unemployment, and the presence of prominent healthcare companies.

Arizona

The Company serves the Arizona market through full-service banking offices located in Phoenix and Scottsdale, Arizona. The Phoenix MSA had total deposits of $171.9 billion as of June 30, 2024, and ranks as the 20th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is defined by attractive market demographics, including a large number of high-net-worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

The Company’s National Market

The Company’s retirement and benefit services business serves clients in all 50 states. It offers retirement and benefit services at all of the Company’s banking offices located in the three primary market areas. In addition, the Company operates one retirement and benefit services office Colorado and one in Michigan. In addition, the Company’s Chief Retirement Services Officer oversees the development of the national market’s client base. Retirement and benefit services assets under administration/management and wealth assets under administration/management attributable to the National Market were $31.5 billion and $0.5 billion, respectively, as of December 31, 2024, representing approximately 77.4% and 16.9%, respectively of total retirement and benefit services assets under administration/management and wealth assets under administration/management, as of that date.

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

Human Capital Resources

The Company and its subsidiaries employed a total of 892 employees as of December 31, 2024, of which approximately:

●	846 are full-time employees; and

●	46 are part-time employees.

The Company’s workforce further breaks down into the following categories:

●	gender: male 312, female 580; and

●

ethnicity: 739 white, 153 identify as either Alaskan Native or Native American, Asian, African American or Black, Hispanic or Latinx, Native Hawaiian or Pacific Islander, Two or More Races or Ethnicities, or not specified.

The Company operates as a commercial wealth bank and national retirement provider with the following employees:

●	Banking: 417 employees;

●	Retirement and Benefit: 288 employees; and

●	Wealth: 59 employees.

The staff and support divisions include:

●	Human Resources, Information Technology, Marketing, Audit, Legal, Compliance, and the Executives staff areas: 128 employees.

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

The Company’s compensation programs are designed to align the compensation of its employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of the Company’s compensation programs balances incentive earnings for both short-term and long-term performance. Specifically, the Company compensates most of its employees through a combination of base salary, sales incentive programs or an annual performance bonus program tied to company success measures, and a long-term equity program tied to Company long-term performance. Each element of compensation is designed to achieve a compensation package that is competitive in the Company’s markets and within the Company’s industry. The Company hired compensation consultants FW Cook to perform compensation analysis and benchmarking compared to the peer group for executive compensation plans. For all other areas, the Company hired McLagan a division of Aon, to provide benchmarking and analysis for base salary structures and sales incentive programs.

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

SUPERVISION AND REGULATION

General

Alerus Financial Corporation, a financial holding company, and its subsidiary, Alerus Financial, National Association, a national banking association, are extensively regulated under federal law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various banking agencies, including the Company’s primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), as well as the FDIC, as the insurer of the Bank’s deposits, and the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC, and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments that the Company and the Bank may make; required capital levels relative to the Company’s assets; the nature and amount of collateral for loans; the establishment of branches; the Company’s and the Bank’s ability to merge, consolidate and acquire; dealings with the Company’s and Bank’s insiders and affiliates; and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”), eliminated questions about the applicability of certain of the Dodd-Frank Act reforms to community banking systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms have been favorable to the Company’s operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or the operations of the Company or the Bank.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on recent statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015, known as the Basel III Rule. The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A ratio of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

In July 2023, the Biden Administration federal banking agencies had proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would have primarily impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or the Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in its proposed form. The Trump Administration banking agencies may change or issue their own version of this proposal.

Well-Capitalized Requirements. The capital ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

It is possible under the Basel III Rule to be well-capitalized, while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2024: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also remained in compliance with the capital conservation buffer of 2.5 % as of December 31, 2024.

Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”), of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. The Company has not elected to use the CBLR framework at this time.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities/ Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “–The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies that regulate the target company of an acquisition.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain the Company’s status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company is subject to the complex consolidated capital requirements of the Basel III Rule, see “–The Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to stockholders may be affected by both general corporate law considerations and policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by the federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result was interagency guidance on sound incentive compensation practices for banking organizations.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the banking agencies expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Under the interagency guidance, smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.

In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in substantially similar form will be finalized.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company’s business and operations.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the deposit insurance fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The Company’s defined business lines of Banking, Retirement and Benefit and Wealth are each subject to the OCC’s authority in this regard. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Supervision of Business Segments. As a national bank, the Bank is subject to examination and enforcement by the OCC. The OCC examines the Bank’s Banking business segment as part of its safety and soundness examinations, which consider not only compliance with applicable laws and regulations, but also capital levels, asset quality (with rigorous loan portfolio reviews) and risk, management ability and performance, earnings, liquidity, and various other factors. Many of these subjects are discussed further below.

The Bank’s Retirement and Benefit and Wealth business segments are subject to separate examination as trust activities (generally on the same cycle as safety and soundness examinations). The OCC’s trust examinations evaluate compliance with applicable law, management ability, operations, internal controls, and auditing, earnings, compliance, and asset management. These business segments are subject to a multitude of state laws (because trust law is a state law concept) and federal laws to which the Bank and each individual account are subject. These include trust investment law, securities law, banking law, tax law, contract law, anti-money laundering requirements, environmental law, consumer protection law, criminal law, and the sanctions laws and regulations. The Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code are the primary sources of law governing the structure, administration, and operation of employee benefit plans. The U.S. Department of Labor (the “DOL”) is primarily responsible for administering and enforcing ERISA.

The OCC has broad enforcement authority to impose penalties, restrictions and limitations on the Bank where it determines, among other things, that the Bank’s operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank, Signature Bank and First Republic Bank was approximately $24.1 billion, the FDIC adopted a special assessment for banks with assets of $5 billion or more. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company and the Bank are subject to the FDIC’s special assessment as a banking organization with assets of $5 billion or more, the Company does not have to pay the special assessment.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2024, the Bank paid supervisory assessments to the OCC totaling $461 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “–The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”) is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”) is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Bank, the Company continues to review its liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like the Bank, going forward.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by, and subject to the limitations set forth in, the National Bank Act as well as OCC regulations and interpretations. The Bank may be required to seek approval from the OCC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the agency deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, third-party relationships, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2024 are discussed under Item 1A of this Form 10-K.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity considerations as part of its risk management processes.

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

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). At this time, the Bank has not applied for approval to establish any financial subsidiaries.

Federal Home Loan Bank System. The Bank is a member of a Federal Home Loan Bank (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The OCC regularly assesses the Bank’s record of meeting the credit needs of its communities. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.

The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low- and moderate-income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (the “CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio as of December 31, 2024, the Company did exceed the guidelines for CRE lending and is following regulatory guidance as to prudent CRE concentration management including appropriate underwriting and risk management practices.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable banking regulators.

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

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to overdraft and non-sufficient funds fees. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach will likely change under the Trump Administration. In addition, certain rules that the Biden Administration CFPB finalized may be subject to reversal by either the U.S. Congress or the new CFPB administration. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Credit Risks

●

the Company’s ability to successfully manage credit risk, including risks from concentrations within the Company’s loan portfolio and large loans to certain borrowers, and maintain an adequate level of allowance for credit losses;

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

●

the occurrence of fraudulent activity, breaches or failures of the Company’s or its third party vendors’ information security controls or cybersecurity-related incidents, including those employing artificial intelligence or resulting from insider fraud;

●	interruptions involving the Company’s information technology and telecommunications systems or third party services;

●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;

●	labor shortages;

●	regulatory scrutiny concerning the Company’s third party business relationships;

●	changes in the Company’s dividend policy;

●	increased competition in the financial services industry from non-banks;

●	global economic and trade conditions; and

●	severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism, civil unrest or other adverse external events.

Liquidity and Funding Risks

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	concentrations of large depositors who may have deposits above the FDIC insurance limit;

●	the Company’s dependence on dividends from the Bank; and

●	the Company’s ability to maintain sufficient capital and raise additional capital.

Legal, Accounting and Compliance Risks

●	the effectiveness of the Company’s risk management framework;

●	the accuracy the techniques, models and assumptions underlying the Company’s accounting estimates and risk management processes and controls;

●	new or revised accounting standards;

●	any material weaknesses in the Company’s internal control over financial reporting;

●

the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject, including investigations and litigation relating to the Company’s ESOP fiduciary services commenced by the DOL or third parties;

●	the extensive regulatory framework that applies to us; and

●	the impact of recent and future legislative and regulatory changes, including policies proposed by the new presidential administration.

Market and Interest Rate Risks

The Company’s business is subject to interest rate risk, and fluctuations in interest rates may adversely affect the Company’s earnings.

Fluctuations in interest rates may negatively affect the Company’s business and may weaken demand for some of the Company’s products. The Company’s earnings and cash flows are dependent, in part, on net interest income, which is the difference between the interest income that the Company earns on interest earning assets, such as loans and investment securities, and the interest expense that the Company pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the retirement and benefit services and wealth businesses which may have a negative impact on the Company’s fee income. Additionally, changes in interest rates also affect the Company’s ability to fund operations with client deposits and the fair value of securities in the Company’s investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

It is currently expected that, during 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) will continue to closely monitor interest rates, in part to continue to reduce the rate of inflation to its preferred level. In the fourth quarter of 2024, the FOMC decreased the target range for the federal funds rate to a range of 4.25% to 4.50%, following a series of significant increases beginning in 2023. If the FOMC further alters the targeted federal funds rates, overall interest rates likely will continue to change, which may impact the entire national economy. Changes in interest rates directly impact the Company’s net interest income and also may affect the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

The Company’s interest earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest-bearing liabilities. The Company cannot control or accurately predict changes in market rates of interest. As a result of the interest rate increases during 2023 and the first half of 2024, the Company experienced net interest margin compression as the Company’s interest-earning assets repriced more slowly than its interest-bearing liabilities, which had a material adverse effect on the Company’s net interest income and results of operations. The interest rate decreases in the fourth quarter of 2024 moderated, but did not materially reverse, these adverse effects on the Company’s net interest income and results of operations.

In addition, the Company could be prevented from altering the interest rates charged on loans or from maintaining the interest rates offered on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which the Company competes. As of December 31, 2024, the Company had $903.5 million of non-maturity, noninterest bearing deposit accounts and $2.8 billion of non-maturity interest bearing deposit accounts. The Company does not know what market rates will be throughout 2025, including the frequency and significance with which the FOMC may continue to reduce the target range for the federal funds rate. If the Company fails to offer interest at a sufficient level to keep these non-maturity deposits, core deposits may be reduced, which would require the Company to obtain funding in other ways or risk slowing future asset growth.

The Company could recognize losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2024, the fair value of the Company’s securities portfolio was approximately $825.0 million, or 15.7% of total assets. Factors beyond the Company’s control can significantly influence and cause potential adverse changes to the fair value of securities in the Company’s portfolio. For example, fixed-rate securities acquired by the Company are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or the Company’s own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions or other factors, could cause write-downs and realized or unrealized losses in future periods and declines in other comprehensive income (loss) (“OCI”), which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The process for determining whether a write-down is required usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

A large percentage of the Company’s investment securities classified as available-for-sale has fixed interest rates. As is the case with many financial institutions, the Company’s emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in the Company’s interest-bearing liabilities having a shorter duration than interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates increased during 2023 and the first half of 2024, the Company’s cost of funds increased more rapidly than the yields on a substantial portion of its interest-earning assets. In addition, the market value of the Company’s fixed-rate assets, for example, investment securities, declined during those same periods. In line with the foregoing, the Company has experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to changes in the rates the Company pays on some of its deposit products to stay competitive within the Company’s market areas and variable borrowing costs resulting from changes in the federal funds rate.

At December 31, 2024, the Company had $137.3 million of unrealized losses in its securities portfolio. If the Company is forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, it would recognize as a charge to earnings the losses attributable to those securities. The Company’s securities portfolio has a weighted average effective duration of 4.6 years, so the Company expects an increase in unrealized losses if interest rates remain elevated or fail to decrease significantly in 2025.

Monetary policies of the Federal Reserve could adversely affect the Company’s financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to control levels of inflation.  The Federal Reserve is mandated to pursue the goals of maximum employment and price stability and, from 2022 through the first half of 2024, made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. This has helped drive a significant increase in prevailing interest rates, however it has had a negative effect on the Company’s net interest income and has harmed the value of the Company’s securities portfolio, which had $98.5 million in unrealized losses in available-for-sale investment securities at December 31, 2024. This decline in value has negatively affected the Company’s tangible book value. Higher interest rates can also negatively affect the Company’s customers’ businesses and financial condition, and the value of collateral securing loans in the Company’s portfolio. While the FOMC reduced the target range for the federal funds rate in the second half of 2024, there is no guarantee that these decreases will be continued in 2025.

The Company cannot guarantee that its stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On December 12, 2023, the Company’s board of directors (the “Board”) approved a new stock repurchase program (the “Stock Repurchase Program”), which became effective on February 18, 2024, and which authorizes the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Stock Repurchase Program replaced and superseded the previous 770,000 share stock repurchase program (the “Old Stock Repurchase Program”), under which approximately 413,526 shares remained at the time it was replaced. The Stock Repurchase Program will expire on February 18, 2027. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, the repurchase program may not enhance long-term stockholder value.

Credit Risks

The Company’s business depends on its ability to manage credit risk.

As a bank, the Company’s business requires it to manage credit risk; however, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. As a lender, the Company is exposed to the risk that its borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, proper loan underwriting, changes in economic and industry conditions, and inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to the Company about its business in a timely manner, or may present inaccurate or incomplete information to the Company, as well as risks relating to the value of collateral. To manage credit risk, the Company must, among other actions, maintain disciplined and prudent underwriting standards and ensure that the Company’s bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by the Company’s employees in underwriting and monitoring loans, or the Company’s inability to adequately adapt policies and procedures to changes in economic, or any other conditions affecting borrowers and the quality of the Company’s loan portfolio, may result in loan defaults, foreclosures and charge-offs and may necessitate that the Company significantly increase its allowance for credit losses, each of which could adversely affect net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

As of December 31, 2024, the Company’s allowance for credit losses as a percentage of total loans was 1.50%, and as a percentage of total nonperforming loans was 95.3%. Although management believes that the allowance for credit losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce net income and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company may also be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by the Company’s banking regulators. The Company’s banking regulators periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require the Company to adjust its determination of the value for these items. These adjustments may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s high concentration of large loans to certain borrowers may increase the Company’s credit risk.

The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2024, the Company’s 10 largest borrowing relationships accounted for approximately 5.6% of the total loan portfolio. The Company has established an informal, internal limit on loans to one borrower, principal or guarantor, but the Company may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to the Company’s lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, the Company’s nonaccruing loans and the Company’s provision for loan losses could increase significantly, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2024, the Company had $2.0 billion of CRE loans, consisting of $967.0 million of non-owner occupied loans, $371.4 million of owner occupied loans, $363.1 million of loans secured by multifamily residential properties and $294.7 million of construction and land development loans. CRE loans represented 50.0% of the Company’s total loan portfolio and 422.9% of the Bank’s total capital at December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located, and some of these values have been negatively affected by changes in prevailing interest rates in recent years. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of CRE loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time and resources to resolve and adversely affect the Company’s net interest income.

As of December 31, 2024, the Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $62.9 million, or 1.58% of the Company’s total loan portfolio, and the Company’s nonperforming assets (which consist of nonperforming loans, foreclosed assets and other real estate owned (“OREO”)) totaled $62.9 million, or 1.20% of total assets. In addition, the Company had $5.3 million of accruing loans that were 31-89 days delinquent as of December 31, 2024.

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

The Company’s business activities and credit exposure, including real estate collateral for many of its loans, are concentrated in North Dakota, Minnesota and Arizona, although the Company also pursues business opportunities nationally. As of December 31, 2024, 83.0% of the loans in the Company’s loan portfolio were made to borrowers who live in or conduct business in those states. This concentration imposes risks from lack of geographic diversification. Weak economic conditions in North Dakota, Minnesota or Arizona may affect the Company’s business, financial condition, results of operations and growth prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Weak economic conditions are characterized by, among other indicators, state and local government deficits, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Any regional or local economic downturn that affects North Dakota, Minnesota, Arizona or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated. Further, a general economic slowdown could decrease the value of the assets under administration (“AUA”) and assets under management (“AUM”) of the Company’s retirement and benefit services and wealth businesses resulting in lower fee income, and clients could potentially seek alternative investment opportunities with other providers, which could also result in lower fee income to us. The Company’s business is also significantly affected by monetary, trade and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the Company’s control, are difficult to predict and could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact the Company’s business, financial condition, results of operations and growth prospects.

The United States has experienced elevated levels of inflation in recent years, with the consumer price index climbing approximately 2.9% in 2024. Continued elevated levels of inflation could have complex effects on the Company’s business, results of operations and financial condition, some of which could be materially adverse. For example, while the Company generally expects any inflation-related increases in the Company’s interest expense to be offset by increases in interest income, inflation-driven increases in the Company’s levels of noninterest expense could negatively impact results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and the Company’s clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect the Company’s business. The duration and severity of the current inflationary period cannot be estimated with precision.

Because a significant portion of the Company’s loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing the Company’s real estate loans and result in loan and other losses.

At December 31, 2024, approximately 80.5% of the Company’s total loan portfolio was comprised of loans with real estate as a primary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. In addition, adverse or extreme weather events, including tornadoes, wildfires, flooding and mudslides can cause damage to property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Commercial and industrial loans represented 16.7% of the Company’s total loan portfolio at December 31, 2024. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment generally, or in certain specific industries, may increase the Company’s risk related to commercial loans. In the current economic environment, the cumulative effects of inflation, labor shortages, supply chain constraints and the threat of new tariffs, recession and changes to immigration policies which could impact labor supply may adversely affect C&I loans, especially if general economic conditions worsen. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. The Company’s C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business and economic trends. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 7.4% of the Company’s total loan portfolio as of December 31, 2024. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, the Company may have inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, the Company may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while the Company attempts to dispose of it.

The Company’s concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $954.6 million and $726.9 million, or 23.9% and 26.3%, of the Company’s loan portfolio at December 31, 2024 and 2023, respectively. These loans are secured primarily by properties located in the states of Minnesota, North Dakota and Arizona. These loans generally have lower yields relative to other loan categories within the Company’s loan portfolio. While these loans may possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within the Company’s portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

The Company lends to small to midsized businesses, which generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability to repay their loans. In addition, the success of a small or midsized business often depends on the management talents and efforts of a small number of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which the Company operates and small to midsized businesses are adversely affected or the Company’s borrowers are otherwise affected by adverse business developments, the Company’s business, financial condition, results of operations and growth prospects may be materially adversely affected.

Real estate market volatility and future changes in the Company’s disposition strategies could result in net proceeds that differ significantly from the Company’s foreclosed asset fair value appraisals.

As of December 31, 2024, the Company had no foreclosed assets, which typically consist of properties that the Company obtains through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

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

The Company’s mortgage loan portfolio consists, in part, of home equity lines of credit. A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which the Company typically does not service if the loan is sold. By not servicing the first mortgage loans, the Company is unable to track any delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five or ten years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 15 or 20 years. The conversion of a home equity line of credit (“HELOC”) to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest. As of December 31, 2024, the unfunded commitment related to home equity lines of credit was $266.8 million.

Operational, Strategic and Reputational Risks

Noninterest income represents a significant portion of the Company’s total revenue and may be negatively impacted by changes in economic or market conditions and competition.

A significant portion of the Company’s revenue results from fee-based services provided by the retirement and benefit services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2024, noninterest income represented approximately 51.8% of the Company’s total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from the Company’s retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants the Company provides retirement, advisory and other services for, the level of transactions within the plans, and the asset values of the plans whose fees are earned based on the level of assets in the plans. If the Company is unable to maintain the Company’s number of plans, participants and AUA and AUM at historical or greater levels, the Company’s fee income derived from this business may decline. For example, in a typical year the Company expects to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations and mergers and acquisition activity. In 2024, the Company experienced outflows of $5.4 billion in the Company’s retirement and benefit services division partially offset by inflows of $5.3 billion.

In addition, economic, market or other factors that reduce the level or rates of savings in or with the Company’s clients, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce the Company’s fee revenue. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the Company’s control. the Company cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in the Company’s performance and may adversely affect the value of the assets that the Company manages. A general economic slowdown could decrease the value of the AUA and AUM in the Company’s retirement and benefit services and wealth businesses and result in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to the Company.

Even when economic and market conditions are generally favorable, the Company’s investment performance may be adversely affected by the investment style of the Company’s asset managers and the particular investments that they make. To the extent the Company’s future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of the Company’s wealth business will likely be reduced and the Company’s ability to attract new clients will likely be impaired. In addition, the Company’s management contracts generally provide for fee payments for wealth and trust services based on the market value of AUM. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have a material adverse effect on the Company’s revenue. Fee compression due to competitive pressures has resulted in and continues to result in significant pressure to reduce the fees the Company charges for the Company’s services in both the retirement and benefit services and wealth businesses.

The Company may not be successful in implementing the Company’s organic growth strategy, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Part of the Company’s business strategy is to focus on organic growth, which includes leveraging the Company’s business lines across the Company’s entire client base, enhancing brand awareness and building the Company’s infrastructure. The success of the Company’s organic growth strategy depends on the Company’s ability to increase loans, deposits, AUM and AUA at acceptable risk levels without incurring offsetting increases in noninterest expense. The Company may not be successful in generating organic growth if the Company fails to effectively execute the Company’s integrated One Alerus strategy, or as a result of other factors, including delays in introducing and implementing new products and services and other impediments resulting from regulatory oversight or lack of qualified personnel at the Company’s office locations. In addition, the success of the Company’s organic growth strategy will depend on maintaining sufficient regulatory capital levels, the Company’s ability to raise additional capital to implement its business plan and on favorable economic conditions in the Company’s primary market areas. Failure to adequately manage the risks associated with the Company’s anticipated organic growth could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition to the Company’s organic growth strategy, it intends to expand business by acquiring other banks and financial services companies, but may not be successful in doing so, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

While a key element of the Company’s business strategy is to grow the Company’s banking franchise and increase the Company’s market share through organic growth, the Company intends to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. For example, in the third quarter of 2022, the Company completed the acquisition of MPB, the holding company for Metro Phoenix Bank headquartered in Phoenix, Arizona, and in the fourth quarter of 2024, the Company completed the acquisition of HMN Financial, Inc., the holding company for Home Federal Savings Bank headquartered in Rochester, Minnesota. Although the Company intends to continue to grow its business through organic growth and strategic acquisitions, because certain of the Company’s market areas are comprised of mature, rural communities with limited population growth, the Company anticipates that much of its future growth will be dependent on the Company’s ability to successfully implement the Company’s acquisition growth strategy. However, the Company may not be able to identify suitable acquisition targets, or may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within the Company’s existing business framework following acquisition. In addition, even if suitable targets are identified, the Company expects to compete for such businesses with other potential bidders, many of which may have greater financial resources than the Company, which may adversely affect the Company’s ability to make acquisitions at attractive prices. The Company’s ability to execute on acquisition opportunities may require the Company to raise additional capital and to increase the Company’s capital position to support the growth of the Company’s franchise. It will also depend on market conditions over which the Company has no control. Moreover, certain acquisitions may require the approval of the Company’s bank regulators, and the Company may not be able to obtain such approvals on acceptable terms, if at all.

If the Company pursues additional strategic acquisitions, it may expose the Company to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

Since 2000, the Company has experienced significant growth, both organically and through acquisitions of banks and other financial service providers, including wealth and retirement administration businesses. The Company plans to continue to grow its business by executing additional strategic acquisitions of all or parts of other banks or financial institutions or through the hiring of teams of employees that fit within the Company’s overall strategy and that the Company believes make financial and strategic sense. These acquisitions may result in the Company entering new markets.

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

In 2024, the Company’s retirement and benefit services business experienced outflows of AUA and AUM of $5.4 billion, due to withdrawals, client turnover, plan terminations and mergers and acquisition activity. the Company believes this level of runoff is typical in the industry. To maintain and grow this business, the Company believes it needs to be an active acquirer and seek to complete acquisitions of retirement administration providers if the Company is able to find quality acquisition opportunities. If the Company is unable to source a pipeline of potential acquisitions of companies that it determines are a good strategic fit for the Company, the Company’s retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

If the Company is unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, the Company’s noninterest income could decrease.

The Company derives a portion of its noninterest income from the origination of RRE loans and the subsequent sale of such loans into the secondary market. If the Company is unable to continue to originate and sell RRE loans at historical or greater levels, it could negatively impact the Company’s earnings. A shifting interest rate environment, general economic conditions, market volatility or other factors beyond the Company’s control could adversely affect the Company’s ability to originate RRE loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities. As a result of the higher interest rate environment, the Company saw continued lower demand for mortgage loans and refinancing activity in 2024. In 2024, the Company originated $334.3 million of mortgage loans, compared to $364.1 million in 2023.

The financial services industry is experiencing an increase in regulatory and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and the Company is unable to make conforming technology upgrades, the Company’s ability to originate mortgage loans will be reduced or eliminated. Additionally, the Company sells a large portion of its RRE loans to third party investors, and changing interest rates could affect the Company’s ability to generate suitable profits on the sale of such loans. If interest rates increase after the Company originates the loans, the Company’s ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue the Company generates from RRE loans and in certain instances, could result in a loss on the sale of the loans.

In addition, a prolonged period of illiquidity in the secondary mortgage market, coupled with higher interest rates, could reduce the demand for residential mortgage loans and increase investor yield requirements for those loans. As a result, the Company may be at higher risk of retaining a larger portion of mortgage loans than in other environments until they are sold to investors. Any reduction of loan production volumes could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence or resulting from insider fraud. Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, several large corporations, including retail companies, financial institutions and third party vendors specializing in providing services to financial institutions, including MOVEit and First American Financial, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. The Company is not aware of having experienced any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information having a material impact on the Company as a result of a direct cyber security breach or other act on the Bank; however, some of the Company’s clients and third party vendors have been affected by such breaches, which could increase their risks of identity theft and other fraudulent activity that could involve client accounts at the Bank.

Information pertaining to the Company and its clients is maintained, and transactions are executed, on networks and systems maintained by the Company and certain third party partners, such as the Company’s online banking, mobile banking, record-keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect the Company and the Company’s clients against fraud and security breaches and to maintain the confidence of the Company’s clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to the Company’s systems or the confidential information of the Company’s clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that the Company uses to prevent fraudulent transactions and to protect data about us, the Company’s clients and underlying transactions, as well as the technology used by the Company’s clients to access the Company’s systems. The Company’s third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to the Company or its clients, loss of business or clients, damage to the Company’s reputation, the incurrence of additional expenses, disruption to the Company’s business, additional regulatory scrutiny or penalties or the Company’s exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The Company outsources to third parties many of its major systems, such as data processing and mobile and online banking. In addition, the Company partners with a leading financial technology company to create an online account portal that integrates the Company’s diverse product applications into a user-friendly experience for the Company’s consumer clients. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third party systems, the Company could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of the Company’s ability to process loans or gather deposits and provide customer service, compromise the Company’s ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage the Company’s reputation, result in a loss of client business or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt the Company’s operations or adversely affect its reputation.

It may be difficult for the Company to replace some of its third party vendors, particularly vendors providing the Company’s core banking and information services, in a timely manner if they are unwilling or unable to provide the Company with these services in the future for any reason and even if the Company is able to replace them, it may be at higher cost or result in the loss of clients. Any such events could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The Company has a continuing need for technological change, and may not have the resources to effectively implement new technologies or experience operational challenges when implementing new technologies.

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

Employee errors and employee and customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s business, financial condition, results of operations and reputation. Misconduct by the Company’s employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. It is not always possible to prevent employee errors or employee and customer misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition results of operations, growth prospects and reputation.

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that the Company has sold into the secondary market may require the Company to increase its financial statement reserves in the future.

The Company engages in the origination and sale of RRE loans into the secondary market. In connection with such sales, the Company makes certain representations and warranties, which, if breached, may require the Company to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While the Company believes its mortgage lending practices and standards to be adequate, the Company may receive repurchase or indemnification requests in the future, which could be material in volume. If that were to happen, the Company could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed the Company’s financial statement reserves, requiring the Company to increase such reserves. In that event, any losses the Company might have to recognize and any increases the Company might have to make to the Company’s reserves could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects.

The Company is highly dependent on its executive management team, and the loss of any of the Company’s senior executive officers or other key employees, or the Company’s inability to attract and retain qualified personnel, could harm the Company’s ability to implement its strategic plan and impair the Company’s relationships with clients.

The Company’s success is dependent, to a large degree, upon the continued service and skills of the Company’s executive management team, which consists of Katie Lorenson, President and Chief Executive Officer; Alan Villalon, Chief Financial Officer; Jim Collins, Chief Banking and Revenue Officer; Missy Keney, Chief Engagement Officer; Karin Taylor, Chief Operating Officer; and Forrest Wilson, Chief Retirement Services Officer. The Company’s business and growth strategies are built primarily upon its ability to retain employees with experience and business relationships within the Company’s market areas. The loss of any of the members of the Company’s executive management team or any of the Company’s other key personnel, including client advisors, could have an adverse impact on the Company’s business and growth because of their skills, years of industry experience, knowledge of the Company’s market areas, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. As such, the Company needs to continue to attract and retain key personnel and to recruit qualified individuals who fit the Company’s culture to succeed existing key personnel and ensure the continued growth and successful operation of the Company’s business. Leadership changes may occur from time to time, and the Company cannot predict whether significant retirements or resignations will occur or whether the Company will be able to recruit additional qualified personnel.

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

A number of factors may adversely affect the labor force available to the Company or increase labor costs, including changes in unemployment levels and decreased labor force size and participation rates. Although the Company has not experienced any material labor shortage to date, the Company continues to observe an overall tightening of and increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within the Company’s employee base could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency. In addition, if the Company is unable to hire and retain employees capable of performing at a high-level, or if mitigation measures the Company takes to respond to a decrease in labor availability have unintended negative effects, the Company’s business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor-driven inflation, caused by general macroeconomic factors, could have a material adverse impact on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s ability to maintain its reputation is critical to the success of the Company’s business, and the failure to do so may materially adversely affect its business and the value of the Company’s stock.

The Company relies, in part, on its reputation to attract clients and retain client relationships. Damage to the Company’s reputation could undermine the confidence of its current and potential clients in the Company’s ability to provide high-quality financial services. Such damage could also impair the confidence of the Company’s counterparties and vendors and ultimately affect its ability to effect transactions. In particular, the Company’s ability to attract and retain clients and employees could be adversely affected to the extent its reputation is damaged. The Company’s actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to the Company and its business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; client and other third party fraud; properly maintaining and safeguarding client and employee personal information; money laundering; illegal or fraudulent sales practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity and market risks inherent in the Company’s products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject the Company to enforcement actions, fines and penalties and cause the Company to incur related costs and expenses. In addition, the Company’s businesses are dependent on the integrity of its relationships, asset managers and other employees. If a relationship manager, asset manager or other employee were to misappropriate any client funds or client information, the reputation of the Company’s businesses could be negatively affected, which may result in the loss of accounts and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The Company’s use of third party vendors and its other ongoing third party business relationships is subject to increasing regulatory requirements and attention.

The Company’s use of third party vendors, including the financial technology company it partners with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by the Company’s federal bank regulators. Recent regulations require the Company to enhance its due diligence, ongoing monitoring and control over the Company’s third party vendors and other ongoing third party business relationships. In certain cases, the Company may be required to renegotiate the Company’s agreements with these vendors to meet these enhanced requirements, which could increase costs. The Company expects that regulators will hold the Company responsible for deficiencies in oversight and control of its third party relationships and in the performance of the parties with which the Company has these relationships. As a result, if the Company’s regulators conclude that it has not exercised adequate oversight and control over the Company’s third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, the Company could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company faces intense competition from other banks and non-bank financial services companies that could hurt its business.

The Company operates in the highly competitive financial services industry and faces significant competition for clients from financial institutions located both within and beyond the Company’s market areas. Overall, the Company competes with national commercial banks, regional banks, private banks, mortgage companies, online lenders, savings banks, credit unions, non-bank financial services companies, other financial institutions, including investment advisory and wealth management firms, financial technology (“Fintech”) companies, digital asset service providers and securities brokerage firms, operating within or near the areas the Company serves. Many of the Company’s non-bank competitors are not subject to the same extensive regulations that govern the Company’s activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Competition in the retirement and benefit services and wealth management businesses is especially strong in the Company’s geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management, wealth advisory and wealth management and trust firms in these areas. In addition, the record-keeping and administration industry is dominated by a small number of larger institutions that may charge fees that are lower than the Company charges for similar services. The Company’s ability to successfully attract and retain retirement and benefit services and wealth clients is dependent upon its ability to compete with competitors’ investment, advisory, fiduciary and recordkeeping products and services, levels of investment performance and marketing and distribution capabilities. If the Company is unable to compete effectively with other banking or other financial services businesses, it could find it more difficult to attract new and retain existing clients and the Company’s noninterest income could decline, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Although the Company has historically paid dividends to its stockholders and currently intends to maintain or increase its dividend levels in future quarters, the Company has no obligation to continue doing so and may change the Company’s dividend policy at any time without notice to the Company’s stockholders. Holders of the Company’s common stock are only entitled to receive such cash dividends as the Board, in its discretion, may declare out of funds legally available for such payments. Further, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to the Company’s common stockholders.

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

Although there are currently no shares of the Company’s preferred stock issued and outstanding, the Company’s certificate of incorporation authorizes the Company to issue up to 2,000,000 shares of one or more series of preferred stock. The Board also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over the Company’s common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. If the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon the Company’s liquidation, dissolution or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company’s common stock, the rights of the holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected. In addition, the ability of the Board to issue shares of preferred stock without any action on the part of the Company’s stockholders may impede a takeover of the Company and prevent a transaction perceived to be favorable to the Company’s stockholders.

The holders of the Company’s debt obligations and preferred stock, if any, will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, the Company’s common stock would rank junior in priority to all claims of debt holders against the Company and claims of all of the Company’s outstanding shares of preferred stock. As of December 31, 2024, the Company had $50.0 million of subordinated notes payable and $9.1 million of junior subordinated debentures outstanding. The Company does not currently have any shares of preferred stock issued and outstanding. As a result, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of its obligations to debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

The Company’s business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

The Company’s businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth, trust and fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, the Company’s growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, potential imposition of tariffs and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment and tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Further, a general economic slowdown could decrease the value of the Company’s AUA and AUM resulting in clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to the Company’s business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including ongoing conflicts in the Middle East and between Russia and Ukraine, which have the potential to increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of these or future conflicts on the Company’s business are difficult to predict at this time, but in addition to inflationary pressures affecting the Company’s operations and those of the Company’s customers and borrowers, the Company may also experience an increase in cyber-attacks against us, the Company’s customers and borrowers, service providers and other third parties.

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

The Company’s wealth business is dependent on asset managers to produce investment returns and financial advisors to solicit and retain clients, and the loss of a key asset manager or financial advisor could adversely affect the Company’s wealth business.

The Company relies on its asset managers to produce investment returns and financial advisors to advise clients of the Company’s wealth business. The Company believes that investment performance is an important factor for the growth of its AUM. Poor investment performance could impair the Company’s revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees, or the Company’s ability to attract funds from existing and new clients might diminish.

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

The Company’s most important source of funds consists of the Company’s client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as bonds, treasuries or stocks, as providing a better risk/return tradeoff. Total deposits increased in 2024, however, clients demanded higher interest rates on deposit accounts to compete with higher yielding short-term investments available. The Company’s future growth will largely depend on its ability to maintain and grow a strong deposit base and the Company’s ability to retain its largest retirement and benefit services and wealth clients, many of whom are also depositors. If clients, including the Company’s retirement and benefit services and wealth clients, move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, which would require the Company to seek other funding alternatives, including increasing the Company’s dependence on wholesale funding sources, in order to continue to grow, thereby increasing the Company’s funding costs and reducing net interest income and net income.

Additionally, uninsured deposits have historically been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- to mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of higher prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available for sale (“AFS”) securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

The Company also accesses collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2024, the Company had pledged $340.2 million of investment securities for this purpose, which represented approximately 41.2% of the Company’s total securities portfolio. If the Company is unable to pledge sufficient qualifying collateral to secure public funding, it may lose access to this source of liquidity that the Company has historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve and the FHLB. The Federal Reserve established the Bank Term Funding Program (“BTFP”) in March of 2023, offering qualifying banks loans of up to one year in length collateralized by qualifying assets, including U.S. securities valued at par, to serve as a source of additional liquidity against high-quality securities and reducing an institution’s need to quickly sell high-quality securities to meet liquidity needs. The Federal Reserve has since announced that it is ending the BTFP, and ceased making new loans under the program on March 11, 2024. The Company repaid its outstanding borrowings under the BTFP late in the third quarter of 2024. The Company may also borrow from third party lenders from time to time. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to the Company’s repurchase agreements could reduce the Company’s available liquidity. At December 31, 2024, the Company’s borrowed funds decreased to $239.0 million, compared to $314.2 million at December 31, 2023. The balance of borrowed funds as of December 31, 2024 included $200.0 million in FHLB advances and $39.0 million in federal funds purchased. Despite the decrease in borrowings, the Company’s cost of funds increased and in 2024 as compared to 2023, as a result of the increased interest rate environment.

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

The Company depends primarily on core deposits from its clients, which consist of noninterest bearing deposits, interest bearing checking accounts, certificates of deposit less than $250,000 and money market savings accounts, as the Company’s primary source of funding for lending activities. The Company’s future growth will largely depend on its ability to maintain and grow this strong, core deposit base and the Company’s ability to retain its retirement and benefit and wealth clients, many of whom are also depositors. Deposit and account balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including the Company’s retirement and benefit and wealth clients, move money out of bank deposits or money market accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), the Company could lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.

The Company supplements its core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2024, the Company had $200.0 million FHLB advances and $39.0 million of fed funds purchased from the FHLB. The Company’s maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans the Company can pledge. As of December 31, 2024, the Company’s advances from the FHLB were collateralized by $1.4 billion of real estate loans. If the Company is unable to pledge sufficient qualifying collateral to secure funding from the FHLB, it may lose access to this source of liquidity. If the Company is unable to access any of these types of funding sources or if its costs related to them increases, the Company’s liquidity and ability to support demand for loans could be materially adversely affected.

The Company’s high concentration of large depositors may increase its liquidity risk.

The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2024, the Company’s 10 largest depositor relationships accounted for approximately 8.4% of total deposits. This high concentration of depositors presents a risk to the Company’s liquidity if one or more of them decides to change its relationship with the Company and to withdraw all or a significant portion of their accounts, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, the Company may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s liquidity is largely dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank, and its other subsidiaries. A substantial portion of the Company’s cash flow, including cash flow to pay principal and interest on the Company’s debt, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. As of December 31, 2024, the Bank had the capacity to pay the Company a dividend of up to $34.0 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, it may not be able to service its debt, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company may need to raise additional capital in the future, and if it fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the Company’s business, financial condition, results of operations and growth prospects, as well as its ability to maintain regulatory compliance, would be adversely affected.

The Company faces significant capital and other regulatory requirements as a financial institution. The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet the Company’s commitments and business needs, which could include the possibility of financing acquisitions. The Company does not have any current plans, arrangements or understandings to make any additional acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require the Company to raise additional capital or contract the Company’s operations. The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, the Company’s credit ratings, its ability to maintain a listing on Nasdaq and its financial condition and performance. In particular, if the Company needs to raise additional capital in the current interest rate environment, the Company believes the pricing and other terms investors may require in such an offering may not be attractive to the Company. If the Company fails to maintain an investment grade credit rating, it may adversely impact the Company’s ability to raise capital or incur additional debt. Accordingly, the Company cannot provide assurances that it will be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to maintain capital to meet regulatory requirements, or is unable to raise capital to meet its business needs, its business, financial condition, results of operations and growth prospects would be materially and adversely affected.

The Company may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty , reputational and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, certain community banks experienced deposit outflows following the bank failures in 2023. This systemic risk may adversely affect financial intermediaries with which the Company interacts on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on the Company’s access to liquidity or otherwise have a material adverse effect on its business, financial condition, results of operations and growth prospects.

The Company receives substantial deposits and AUM as a result of referrals by professionals, such as attorneys, accountants, and doctors, and such referrals are dependent upon the continued positive interaction with and financial health of those referral sources.

Many of the Company’s deposit clients and clients of the Company’s wealth business are individuals involved in professional vocations, such as lawyers, accountants and doctors. These clients are a significant source of referrals for new clients in both the deposit and wealth areas. If the Company fails to adequately serve these professional clients with its deposit services, lending, wealth products and other services, this source of referrals may diminish, which could have a negative impact on the Company’s financial results. Further, if the economy in the geographic areas that the Company serves is negatively impacted, the amount of deposits and services that these professional individuals will utilize and the number of referrals that they will make may decrease, which may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

The Company’s risk management framework may not be effective in mitigating risks or losses to the Company.

The Company’s risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, interest rate and compliance risk. The Company’s risk management framework also includes financial or other modeling methodologies that involve management assumptions and judgment. The Company’s risk management framework may not be effective under all circumstances, and may not adequately mitigate any risk or loss. If the Company’s framework is not effective, the Company could suffer unexpected losses and its business, reputation, financial condition, results of operations and growth prospects could be materially and adversely affected. The Company may also be subject to potentially adverse regulatory consequences.

Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on the Company’s business activities.

The Company’s business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”).

In the normal course of business, from time to time, the Company has in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with the Company’s current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. For example, the Company previously sold its ESOP fiduciary services business, but remains subject to a number of lawsuits commenced by the DOL and third parties that are typical in that industry related to the Company’s ESOP fiduciary services, as described in more detail below in the risk factor explaining that the Company is currently, and may continue to be, subject to claims and litigation relating to its fiduciary responsibilities.

The Company may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental, including the DOL, agencies regarding the Company’s current or prior business activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change the Company’s business practices or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation. The Company’s involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in the Company’s favor, could also cause significant harm to the Company’s reputation and divert management attention from the operation of the Company’s business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.

Moreover, U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while the Company takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in the Company’s culture, such focus could also lead to additional regulatory proceedings. For additional information, see Note 16 (Legal Contingencies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

The Company is currently subject to and may continue to be subject to claims and litigation relating to the Company’s fiduciary responsibilities.

Some of the services the Company provides, such as trust and investment services, require the Company to act as fiduciary for its clients and others. From time to time, third parties or government agencies make claims and take legal action against the Company pertaining to the performance of its fiduciary responsibilities. For example, the Company previously sold its ESOP fiduciary services business, but remains subject to a number of lawsuits, including by the DOL and third parties, that are typical in that industry related to the Company’s ESOP fiduciary services. For additional information, see Note 16 (Legal Contingencies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

The outcomes of legal actions such as these are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of any estimates, established accruals or the range of reasonably possible losses. It is possible that the ultimate resolution of any such matter, if unfavorable, may be material to the Company’s results of operations for any particular period. Any exposure of the Company to significant financial liability or reputational harm may adversely impact demand for the Company’s products and services or otherwise have a material adverse effect on its reputation, business, financial condition, results of operations and growth prospects.

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

From time to time, FASB, the PCAOB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. Such changes may result in the Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including environmental, social and governance (ESG) related disclosures, could require the Company to incur additional reporting expense. These changes may be beyond the Company’s control, can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in the Company’s needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which divert time and attention from the Company’s business operations.

As a public company, the Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires, among other things, that the Company file annual, quarterly and current reports with respect to its business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that the Company establish and maintain effective internal controls and procedures for financial reporting. Compliance with these reporting requirements and other rules and regulations, including periodic revisions to and additional rules and regulations, of the SEC could increase the Company’s legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect the Company’s efficiency ratio. Further, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing the Company’s strategic plan, which could prevent the Company from successfully implementing the Company’s growth initiatives and improving its business, results of operations and financial condition.

The financial reporting resources the Company has put in place may not be sufficient to ensure the accuracy of the additional information the Company is required to disclose as a publicly listed company.

As a public company, the Company is subject to heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards requires consistent monitoring of and periodic enhancements to the design and operation of the Company’s internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.

As described in Item 9A of this Form 10-K, management has identified a material weakness as of December 31, 2024 in the design of controls related to business combination controls in connection with the recent business combination with HMNF. The errors were corrected for the annual financial statements as of and for the year ended December 31, 2024 presented in Item 8 of this Form 10-K, and there were no changes to previously released financial statements in any quarterly report on Form 10-Q. While management is in the process of remediating the material weakness, there can be no assurance that the measures taken thus far, or planned to be taken, will be sufficient to remediate this material weakness or prevent future material weaknesses.

If the Company is unable to meet the demands required of the Company as a public company, including the requirements of the Sarbanes-Oxley Act, the Company may be unable to report its financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject the Company to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, the Company’s ability to report its financial results accurately and timely could be impaired, which could result in late filings of the Company’s annual and quarterly reports under the Exchange Act, restatements of the Company’s audited consolidated financial statements, a decline in the Company’s stock price, suspension or delisting of the Company’s common stock from the Nasdaq Capital Market, and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. Even if the Company is able to report its financial statements accurately and in a timely manner, any disclosure of material weaknesses in the Company’s future filings with the SEC could cause the Company’s reputation to be harmed and the Company’s stock price to decline significantly.

Pursuant to the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting under the standards of the PCAOB, the Company engaged its independent registered public accounting firm to perform an audit of its internal control over financial reporting under PCAOB standards as of any balance sheet date reported in the Company’s financial statements as of December 31, 2024. If our independent registered public accounting firm determines the Company has a future material weakness in its internal control over financial reporting, it could have a material adverse effect on the Company’s financial condition and results of operations, investors may lose confidence in the accuracy and completeness of its financial reports, the Company may face restricted access to capital markets, and the market price for its common stock may be adversely affected.

The prior change in the Company’s independent registered public accounting firm could materially impact the Company’s financial statements.

On December 1, 2022, the Audit Committee of the Board (the “Audit Committee”) approved the dismissal of CliftonLarsonAllen LLP (“CLA”), as the Company’s independent registered public accounting firm because CLA indicated that it would not stand for reappointment following completion of the audit of the Company’s consolidated financial statements for the year-ending December 31, 2022. On December 1, 2022, the Audit Committee approved the appointment of RSM US, LLP (“RSM”) to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023, which appointment was subsequently continued with respect to the year ending December 31, 2024. RSM’s future audits of the Company’s financial statements may identify errors or omissions in the Company’s historical financial statements that were not previously identified and that could require the Company to restate previously issued financial statements or materially impact how the Company reports its financial condition and results of operations going forward. If the Company has to restate any historical financial statements it could have a material adverse effect on its financial condition and results of operations.

If the goodwill that the Company recorded in connection with the Company’s acquisitions becomes impaired, it could have a negative impact on its financial condition and results of operations.

As of December 31, 2024, the Company had goodwill of $85.6 million, or 17.3% of the Company’s total stockholders’ equity. In its most recent acquisition of HMNF, completed in October 2024, the Company recorded $38.9 of goodwill. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, the Company conducts a qualitative assessment, and the Company also estimates the fair value of net assets based on analyses of its market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities, including in the wake of the bank failures in 2023. This increased regulatory burden has resulted, and may continue to result in, increased costs of doing business, and may in the future, result in decreased revenues and net income, reduce the Company’s ability to compete effectively, to attract and retain clients, or make it less attractive for the Company to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect the Company in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company’s retirement and benefit services and wealth businesses are highly regulated, and regulators have the ability to limit or restrict the Company’s activities and impose fines or suspensions on the conduct of the Company’s business.

The Company’s retirement and benefit services and wealth businesses are highly regulated, primarily at the federal level. The failure of any of the Company’s businesses that provide investment management or wealth and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. The Company is also subject to the provisions and regulations of ERISA, to the extent that the Company acts as a “fiduciary” under ERISA with respect to certain of the Company’s clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Changes in these laws or regulations could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections and changes in federal administration, including the change in administration which occurred in January 2025, which may lead to changes involving the level of oversight and focus on the financial services industry. The new presidential administration has proposed and, in some cases through his administration, has begun to implement numerous regulatory and policy changes, including new tariffs, changes to immigration policy, tax changes and general deregulation, including through potential reductions in the size and functioning of certain administrative agencies. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain, and may take time to be implemented. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2024, the Company’s net deferred tax asset was $52.9 million.

The Company is subject to stringent capital requirements.

Banking institutions are required to hold more capital as a percentage of assets than most industries. In the wake of the global financial crisis, the Company’s capital requirements increased, both in the amount of capital it must hold and in the quality of the capital to absorb losses. In addition, following the bank failures in 2023, the federal banking agencies proposed changes and potential increases to existing capital requirements, which would have primarily impacted large banking organizations—although these changes are unlikely to be adopted as proposed. Holding high amounts of capital compresses the Company’s earnings and constrains growth. The failure to meet applicable regulatory capital requirements could result in one or more of the Company’s regulators placing limitations or conditions on the Company’s activities, including its growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, its costs of funds and FDIC insurance costs and its ability to make acquisitions and result in a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Federal regulators periodically examine the Company’s and the Bank’s business, and the Company and the Bank may be required to remediate adverse examination findings.

The Federal Reserve and the OCC periodically examine the Company and the Bank, as applicable, including its operations and its compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the Company’s or the Bank’s financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of the Company’s or the Bank’s operations had become unsatisfactory, or that the Company or the Bank was in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s or the Bank’s capital, to restrict the Company’s or the Bank’s growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against the Company or the Bank could have a material adverse effect on its business, reputation, financial condition, results of operations and growth prospects.

The Company, through the Bank, is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate-income areas. The Company’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. In addition, new regulations, increased regulatory reviews or changes in the structure of the secondary mortgage markets which the Company utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business. Any of the actions described above could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in fines or sanctions against the Company.

The Bank Secrecy Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file reports such as suspicious activity and currency transaction reports. The Company, including through the Bank, is required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. The Company, including through the Bank, is also subject to increased scrutiny with respect to compliance with the sanctions, laws and regulations enforced by the OFAC. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institution the Company acquires in the future are deemed deficient, the Company would be subject to liability, including fines and regulatory actions, which may include restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan, including any acquisitions.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.

Regulations relating to privacy, information security and data protection could increase the Company’s costs, affect or limit how the Company collects and use personal information and adversely affect its business opportunities.

The Company, including through the Bank, is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and the Company could be negatively affected by these laws. For example, the Company’s business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on its ability to share nonpublic personal information about its clients with nonaffiliated third parties, (ii) requires that the Company provide certain disclosures to clients about the Company’s information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions) and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of the Company’s activities and the sensitivity of client information it processes, as well as plans for responding to data security breaches. Various state and federal banking agencies and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws, including with respect to the use of artificial intelligence by financial institutions and their service providers, that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, the Company’s collection, use, sharing, retention and safeguarding of consumer or employee information and some of the Company’s current or planned business activities. This could also increase the Company’s costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which the Company, including through the Bank, is subject could result in higher compliance and technology costs and could restrict the Company’s ability to provide certain products and services, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.

The Federal Reserve may require the Company to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a financial holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal banking agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations. However, with respect to institutions of the Company’s size, the CFPB does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like the Company, for compliance with federal consumer laws remains largely with the Company’s primary federal regulator, the OCC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and the Company also remains subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose certain consumer protection requirements that are more severe than those previously imposed by the banking agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. The Company is expected to monitor and respond to these complaints, including those that the Company deems frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

Under the new presidential administration, the examination, enforcement, and rulemaking capabilities and direction of the CFPB may change. Such changes may prove beneficial to the banking organizations that are subject to direct CFPB supervision with respect to their consumer protection compliance, which may disadvantage the Company relative to certain of its larger competitors.

The level of the Company’s commercial real estate portfolio may subject the Company to heightened regulatory scrutiny.

The federal banking agencies have issued the CRE Guidance, which provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit the Bank’s levels of CRE lending activities, but rather, guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in more recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2024, the Bank exceeded these guidelines for CRE lending, and is following regulatory guidance as to prudent CRE concentration management including appropriate underwriting and risk-management practices.

The California Consumer Privacy Act of 2018 or other such laws could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers.

In June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). This new law became effective on January 1, 2020 and provides consumers with expansive rights and control over their personal information, which is obtained by or shared with “covered businesses,” including for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against because of choices regarding the consumer’s personal information.

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

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention has focused on the issue of climate change. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These or future similar agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. The Company’s efforts to take these risks into account in making lending and other decisions, including by increasing the Company’s business with climate-friendly companies may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks.

For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions or changes in regional and local economic activity that may have an adverse effect on the Company’s customers or the products they produce, which could limit the Company’s ability to raise and invest capital in these areas and communities.

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

There are also provisions in the Company’s certificate of incorporation and bylaws that could have the effect of delaying, deferring or discouraging another party from acquiring control of the Company, even if such acquisition would be viewed by the Company’s stockholders to be in their best interests. These include supermajority stockholder voting thresholds and requirements relating to stockholder meetings and nominations or proposals. The Company is also subject to a statutory antitakeover provision included in the DGCL. In addition, the Board is authorized under its certificate of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. The Company relies extensively on various information systems and other electronic resources to operate its business. In addition, nearly all of the Company’s customers, service providers and other business partners on whom the Company depends, including the providers of the Company’s online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of the Company’s business, as a financial services provider, and the Company’s relative size, make the Company and its business partners high-value targets for these bad actors to pursue. See Item 1A. Risk Factors—Operational, Strategic and Reputational Risks of this Form 10-K for additional information.

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

Governance. The Company’s management team is responsible for the day-to-day management of cybersecurity risks it faces, including the Company’s Executive Vice President and Chief Operating Officer and Director of Information Security. The Company’s current Director of Information Security has over 29 years of experience. For the past 8 years, the Company’s Director of Information Security has successfully managed teams, implementing and maintaining robust cybersecurity and data protection controls to safeguard the Company’s information assets. The Company’s Director of Information Security reports directly to our Executive Vice President and Chief Operating Officer, who possesses extensive expertise gained through over 30 years in various risk, operations and leadership roles. This combined experience ensures exceptional guidance and oversight of our cybersecurity program.

In addition, the Board, both as a whole and through its Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management, including cybersecurity risks. In that role, the Board and the Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, both the Board and the Risk Committee receive quarterly reports from the Company’s management team regarding cybersecurity risks and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.

ITEM 2. PROPERTIES

The Company’s corporate offices are in Grand Forks, North Dakota and the Minneapolis-St. Paul, Minnesota metropolitan area. The Company operates full-service banking offices in Grand Forks, North Dakota (three offices), Northwood, North Dakota (one office), Fargo and West Fargo, North Dakota (three offices), the Twin Cities MSA (seven offices), the Rochester MSA (four offices), southern Minnesota (seven offices), Pewaukee, Wisconsin (one office), Marshalltown, Iowa (one office), and the Phoenix MSA (two offices). The Company also operates one loan production office in La Crosse, Wisconsin. The Company offers retirement and benefit and wealth products and services at all of its full-service banking offices. In addition, the Company operates one retirement and benefit services office in each of Colorado and Michigan. The Company has relocated and remodeled several locations to utilize the Company’s spaces in a more efficient manner. As of December 31, 2024, sixteen of the Company’s office properties were owned and sixteen of the Company’s office properties were leased.

ITEM 3. LEGAL PROCEEDINGS

For information regarding litigation, other disputes and regulatory proceedings see Note 16 (Legal Contingencies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ALRS.”

Stockholders

As of March 7, 2025, the Company had 418 holders of record of the Company’s common stock and an estimated 2,590 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Stock Repurchase Plans

The following table presents information related to repurchases of the Company’s common stock for each calendar month in the fourth quarter of 2024:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
October 1-31, 2024	227	$21.96	—	1,000,000
November 1-30, 2024	88	22.10	—	1,000,000
December 1-31, 2024	2,778	21.50	—	1,000,000
Total	3,093	$21.55	—	1,000,000

(1)	Represents shares of the Company’s common stock surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)

On December 12, 2023, the Board approved the Stock Repurchase Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Stock Repurchase Program became effective on February 18, 2024, and replaced and superseded the Old Stock Repurchase Program. The Stock Repurchase Program will expire on February 18, 2027. The Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended December 31, 2024, the Company did not repurchase any shares of common stock under the Stock Repurchase Program. Does not include shares that may be purchased by the Company’s ESOP.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock for the period December 31, 2020, through December 31, 2024. For the purposes of comparison, the graph illustrates comparable stockholder returns of the Nasdaq Composite Index and the total return of the S&P U.S. BMI Banks - Midwest Region Index. The graph assumes a $100.00 investment on December 31, 2020 in each case, and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2024.

Total Return Performance

230.00
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Alerus Financial Corporation
Nasdaq Composite Index
S&P U.S. Banks - Midwest Region Index

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2020	2021	2022	2023	2024
Alerus Financial Corporation	$100.00	$123.28	$134.66	$110.56	$110.32	$98.60
Nasdaq Composite Index	100.00	145.05	177.27	119.63	173.11	224.34
S&P U.S. Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08	122.10

Dividend Policy

It has been the Company’s policy to pay quarterly dividends to holders of its common stock and the Company currently intends to maintain or increase its dividend levels in future quarters. The Company’s dividend policy and practice may change in the future, however, and the Board may change or eliminate the payment of future dividends at its discretion, without notice to the Company’s stockholders. Any future determination to pay dividends to holders of the Company’s common stock will depend on its results of operations, financial condition, economic conditions, capital requirements, banking regulations, contractual restrictions and any other factors that the Board may deem relevant.

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

Results of operations for the year ended December 31, 2023 compared to results for the year ended December 31, 2022 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Overview

The Company is a diversified financial services company headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, the Company provides innovative and comprehensive financial solutions to businesses and consumers through three distinct business lines—banking, retirement and benefit services, and wealth. In prior periods, the Company had a fourth operating segment, mortgage. As of January 1, 2024, the mortgage division was fully integrated into the banking division to reflect the way the Company currently manages and views the business. These solutions are delivered through a relationship oriented primary point of contact along with responsive and client friendly technology.

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA and Rochester MSA, and Arizona, specifically, the Phoenix MSA. In addition to the Company’s offices located in the Company’s banking markets, its retirement and benefit services business administers plans in all 50 states through offices located in Michigan, Minnesota and Colorado.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company believes its client first and advice based philosophy, diversified business model and history of high performance and growth distinguishes the Company from other financial service providers. The Company generates a majority of its overall revenue from noninterest income, which is driven primarily by the Company’s retirement and benefit services and wealth business lines.

As of December 31, 2024, the Company had $5.3 billion of total assets, $4.0 billion of total loans, $4.4 billion of total deposits, $495.4 million of stockholders’ equity, $40.7 billion of AUA/AUM in the Company’s retirement and benefit services segment, and $4.6 billion of AUA/AUM in the Company’s wealth segment.

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

●

Wealth includes personal trust, investment and brokerage services. The Company earns trust, investment, and IRA fees from managing assets, including corporate trusts, personal trusts, and separately managed accounts. Trust and investment management fees are primarily based on a tiered scale relative to the market value of the AUM. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.

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

●

Other noninterest income consists of debit card interchange income, income earned on the growth of the cash surrender value of life insurance policies the Company holds on certain key employees, loan servicing income net of the related amortization, income earned on wire transfer fees, gains on the sale of premises and equipment, income earned of swap fees, and any other income which does not fit within one of the specific noninterest income lines described above. Other noninterest income is generally impacted by business activities and level of transactions.

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

●

Intangible amortization expense is the result of acquisitions of fee income and banking companies. Identified intangible assets with definite lives consist of client relationship intangibles and core deposit intangibles and are amortized on a straight-line basis or sum-of-the-years' digits basis over the period representing the estimated remaining lives of the assets. The amount of expense is impacted by the timing of acquisitions and the estimated remaining lives of the assets.

●

Professional fees and assessments—costs related to legal, accounting, tax, consulting, personnel recruiting, directors fees, insurance, mergers and acquisitions and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that the Company pays to the FDIC for deposit insurance.

●

Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO, for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by the Company’s business activities and needs.

Operating Segments

The Company measures the overall profitability of business operations based on income before income tax. The Company allocates costs to its segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within banking, retirement and benefit services and wealth. The Company measures the profitability of each segment based on the direct and indirect allocations of expense as it believes it better approximates the contribution generated by the Company’s reportable operating segments. All indirect overhead allocations to each segment are determined by management based on an annual review of department expenses. Income tax expense is allocated to corporate administration. A description of each segment is provided in Note 22 (Segment Reporting) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

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

Allowance for credit losses (“ACL”)— In 2023, the Company adopted the new accounting standard for credit losses, Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). This new accounting standard, commonly referred to as “CECL,” significantly changed the Company’s methodology for accounting for reserves on loans, unfunded off balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees, as well as introduced the consideration for an allowance on HTM investment securities. ASU 2016-13 replaced the “incurred loss” methodology used prior to 2023 to establish an allowance on loans and off-balance sheet credit exposures, with an “expected loss” approach. Under CECL, the ACL at each reporting period serves as the Company’s best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date. The Company considers the ACL on loans to be a critical accounting policy.

The recorded ACL on loans is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools and individual credits with unique risk factors. Since adoption of CECL in 2023, the Company has used a discounted cash flow approach to calculate the ACL for each loan segment, except for purchase credit deteriorated (“PCD”) loans. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data is derived using a combination of external data and internal historical default and loss experience. The Company uses an expected loss method to calculate the ACL on the unpaid principal balance for PCD loans. This expected loss method utilizes PD and LGD assumptions applied to non-discounted cash flows at the instrument level.

CECL may create more volatility in the Company’s ACL. Under CECL, the Company’s ACL may increase or decrease period to period based on many factors, including, but not limited to: macroeconomic forecasts and conditions; a change in the prepayment speed assumption; an increase or decrease in loan balances, including changes to the Company’s loan portfolio mix; credit quality of the loan portfolio; and various qualitative factors outlined in ASU 2016-13.

The Company considers the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While the Company’s current evaluation indicates that the ACL on loans at December 31, 2024 and 2023 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2024 using the CECL methodology, included:

●

Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factors worsen the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. The Company utilizes national unemployment, changes in national gross domestic product (“GDP”), and changes in the National Housing Price Index in estimation of the ACL on loans. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty. The Company may consider a range of possible forecasts and evaluate the probability of each scenario.

●

Forecast period and reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., the Company may elect to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, the Company may elect to use a longer forecast period. Generally, the Company expects its forecast period to range from one to two years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), the Company considers such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle. At December 31, 2024, the Company used a one-year forecast period and one-year reversion period for each loan segment to measure the ACL on loans, except for the agricultural land and agricultural production loans which utilize static PD and LGD assumptions.

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

PCD loans are purchased loans, that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An ACL is determined using either an expected loss method or discounted cash flow analysis to calculate gross expected losses on unpaid principal. The expected loss method utilizes PD and LGD assumptions applied to non-discounted cash flows at the instrument level. The discounted cash flow analysis uses assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. The initial ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s purchase price, allowance for credit losses, and non-credit discount or premium becomes its initial unpaid principal. The non-credit discount or premium is amortized into interest income over the life of the loan.

Non-purchased credit deteriorated (“non-PCD”) loans are purchased loans, that, as of the date of acquisition, have not experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The loan’s purchase price becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal of the loan is a discount or premium, which is comprised of a credit and non-credit component, and is accreted or amortized into interest income over the life of the loan. An ACL is determined using the same methodology as other loans held for investment, but no “day one” ACL is established on the date of acquisition. Instead, a subsequent “day two” ACL for non-PCD loans is recorded through the provision for credit losses, which reflects the estimated lifetime credit losses.

Management utilizes their best judgement and information available; however, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s control which are inherently difficult to predict. The most significant factor is the macroeconomic scenario forecasts that determine the economic variables utilized in the loss driver models. Due to the inherent uncertainty in the macroeconomic forecasts, management utilized baseline, upside, and downside macroeconomic scenarios and weights the scenarios each period. At  December 31, 2024, the quantitative portion of the ACL estimate for collectively evaluated loans ranged from approximately $29.5 million when weighting the upside scenario to 100%, to approximately $65.1 million when weighting the most severe downside scenario 100%. Management determined that a $33.2 million reserve for the quantitative portion of the ACL for collectively evaluated loans was appropriate as of  December 31, 2024.

As of December 31, 2024, the recorded ACL on loans was $59.9 million and represented the Company’s best estimate of expected credit losses within the loan portfolio. However, the Company may adjust its assumptions to account for differences between expected and actual losses each period. A future change of the Company’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within the loan portfolio, and the Company considers the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the ACL Governance Committee, and later reviewed and ratified by the Bank’s Board of Directors.

Refer to “–Results of Operations–Provision for Credit Losses,” “–Financial Condition–Asset Quality,” and Note 6 (Loans and Allowance for Credit Losses) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Goodwill—As a result of acquisitions, the Company carries goodwill. Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date. Goodwill is evaluated at least annually or when business conditions suggest impairment may have occurred. Should impairment occur, goodwill will be reduced to its revised carrying value through a charge to earnings. The determination of whether or not impairment exists is based upon various valuation techniques, including the market approach and the income approach utilizing discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific performance and risk metrics, all of which are susceptible to change based on changes in economic and market conditions and other factors. Future events or changes in the estimates used to determine the carrying value of goodwill could have a material impact on the Company’s results of operations.

In the Company’s impairment analysis, the discount rates used for each reporting segment had the most significant impact on the analysis. Based on the goodwill impairment analysis, adjusting the discount rate +/- 100 basis points did not impact the final results which indicated no impairment.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) and Note 8 (Goodwill and Other Intangible Assets) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Fair values of loans acquired in business combinations—Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an ACL at the date of acquisition for PCD loans. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity.

Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with Accounting Standards Codification (“ASC”) 326. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and then discounting those cash flows at an appropriate market rate of interest. An ACL is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method accounted for in accordance with ASC 310. Subsequent changes to the ACL are recorded through provision for credit loss expense using the same methodology as other loans held for investment.

Fair values for loans acquired in the HMNF acquisition were based on a discounted cash flow methodology that forecasts expected credit and prepayment adjusted cash flows, which were discounted using market-based discount rates. This approach also considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, and amortization status.

Selected larger loans with adverse risk ratings were specifically reviewed to evaluate fair value. Loans with similar risk characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans, indices of corporate and other bond spreads, and required rates of return for market participants to purchase similar assets, including adjustments for liquidity, servicing costs, and credit quality when necessary. In the Company’s valuation analysis, the discount rate had the most significant impact on the valuation. An increase of 0.25% to the discount rates used to derive the fair value of the loans at the time of the merger would have reduced the approximate fair value by $7.3 million, whereas a decrease of 0.25% to the discount rates would have increased the fair value by approximately $7.4 million.

A summary of the accounting policies used by management is disclosed in Note 1 (Significant Accounting Policies) and Note 3 (Business Combinations) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2024.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2024	2023
Selected Income Statement Data
Net interest income	$107,045	$87,839
Provision for loan losses	18,141	2,057
Noninterest income	114,930	80,229
Noninterest expense	180,675	150,157
Income before income taxes	23,159	15,854
Income tax expense	5,379	4,158
Net income	$17,780	$11,696
Per Common Share Data
Earnings - basic	$0.84	$0.59
Earnings - diluted	$0.83	$0.58
Adjusted earnings - diluted (1)	$1.45	$1.45
Dividends declared	$0.79	$0.75
Tangible book value per common share (1)	$14.44	$15.46
Average shares outstanding − basic	21,047	19,922
Average shares outstanding − diluted	21,321	20,143
Selected Performance Ratios
Return on average total assets	0.39%	0.31%
Adjusted return on average total assets (1)	0.69%	0.77%
Return on average common equity	4.47%	3.26%
Return on average tangible common equity (1)	7.12%	5.37%
Adjusted return on average tangible common equity (1)	11.22%	11.30%
Noninterest income as a % of revenue	51.78%	47.74%
Net interest margin (taxable-equivalent basis)	2.56%	2.46%
Adjusted net interest margin (taxable-equivalent basis) (1)	2.49%	2.42%
Efficiency ratio (1)	77.92%	85.85%
Adjusted efficiency ratio (1)	73.45%	75.50%
Dividend payout ratio	95.18%	129.31%
Average equity to average assets	8.83%	9.39%
Selected Balance Sheet Data - Period Ending
Loans	$3,992,534	$2,759,583
Allowance for credit losses	(59,929)	(35,843)
Investment securities	863,638	786,252
Assets	5,261,673	3,907,713
Deposits	4,378,410	3,095,611
Long-term debt	59,069	58,956
Total stockholders' equity (2)	495,410	369,127
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	0.13%	(0.04)%
Nonperforming loans to total loans	1.58%	0.32%
Nonperforming assets to total assets	1.20%	0.22%
Allowance for credit losses to total loans	1.50%	1.30%
Allowance for credit losses to nonperforming loans	95.30%	410.34%
Other Data
Retirement and benefit services assets under administration/management	$40,728,699	$36,682,425
Wealth assets under administration/management	$4,579,189	$4,018,846
Mortgage originations	$334,318	$364,114

(1)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Includes ESOP-owned shares.

Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. Management uses the non-GAAP financial measures presented in the tables below in its analysis of its performance, and believes financial analysts and investors frequently use these measures, and other similar measures, to evaluate capital adequacy and financial performance. Management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions.

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated:

	December 31,	December 31,
	2024	2023
Tangible common equity to tangible assets
Total common stockholders’ equity	$495,410	$369,127
Less: Goodwill	85,634	46,783
Less: Other intangible assets	43,882	17,158
Tangible common equity (a)	365,894	305,186
Total assets	5,261,673	3,907,713
Less: Goodwill	85,634	46,783
Less: Other intangible assets	43,882	17,158
Tangible assets (b)	5,132,157	3,843,772
Tangible common equity to tangible assets (a)/(b)	7.13%	7.94%
Tangible book value per common share
Total common stockholders’ equity	$495,410	$369,127
Less: Goodwill	85,634	46,783
Less: Other intangible assets	43,882	17,158
Tangible common equity (c)	365,894	305,186
Total common shares issued and outstanding (d)	25,345	19,734
Tangible book value per common share (c)/(d)	$14.44	$15.46

	December 31,	December 31,
	2024	2023
Return on average tangible common equity
Net income	$17,780	$11,696
Add: Intangible amortization expense (net of tax) (1)	5,353	4,184
Net income, excluding intangible amortization (e)	23,133	15,880
Average total equity	397,738	358,268
Less: Average goodwill	56,237	46,959
Less: Average other intangible assets (net of tax) (1)	17,534	15,624
Average tangible common equity (f)	323,967	295,685
Return on average tangible common equity (e)/(f)	7.12%	5.37%
Efficiency ratio
Noninterest expense	$180,675	$150,157
Less: Intangible amortization expense	6,776	5,296
Adjusted noninterest expense (g)	173,899	144,861
Net interest income	107,045	87,839
Noninterest income	114,930	80,229
Tax-equivalent adjustment	1,202	671
Total tax-equivalent revenue (h)	223,177	168,739
Efficiency ratio (g)/(h)	77.92%	85.85%
Pre-Provision Net Revenue
Net interest income	$107,045	$87,839
Add: Noninterest income	114,930	80,229
Less: Noninterest expense	180,675	150,157
Pre-provision net revenue	$41,300	$17,911
Adjusted noninterest income
Noninterest income	$114,930	$80,229
Less: Adjusted noninterest income items
BOLI mortality proceeds (non-taxable)	—	1,196
Gain on sale of ESOP trustee business	—	2,775
Net gains (losses) on investment securities	—	(24,643)
Net gain on sale of premises and equipment	3,941	50
Total adjusted noninterest income items (i)	3,941	(20,622)
Adjusted noninterest income (j)	$110,989	$100,851
Adjusted noninterest expense
Noninterest expense	$180,675	$150,157
Less: Adjusted noninterest expense items
Merger- and acquisition-related expenses	9,980	—
Severance and signing bonus expense	2,901	1,897
Total adjusted noninterest expense items (k)	12,881	1,897
Adjusted noninterest expense (l)	$167,794	$148,260
Adjusted Pre-Provision Net Revenue
Net interest income	$107,045	$87,839
Add: Adjusted noninterest income (j)	110,989	100,851
Less: Adjusted noninterest expense (l)	167,794	148,260
Adjusted pre-provision net revenue	$50,240	$40,430
Adjusted efficiency ratio
Adjusted noninterest expense (l)	$167,794	$148,260
Less: Intangible amortization expense	6,776	5,296
Adjusted noninterest expense for efficiency ratio (m)	161,018	142,964
Tax-equivalent revenue
Net interest income	107,045	87,839
Add: Adjusted noninterest income (j)	110,989	100,851
Add: Tax-equivalent adjustment	1,202	671
Total tax-equivalent revenue (n)	219,236	189,361
Adjusted efficiency ratio (m)/(n)	73.45%	75.50%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	December 31,	December 31,
	2024	2023
Adjusted net income
Net income	$17,780	$11,696
Less: Adjusted noninterest income items (net of tax) (1) (i)	3,113	(16,040)
Add: HMNF day one provision for credit losses and unfunded commitments (net of tax) (1)	6,140	—
Add: Adjusted noninterest expense items (net of tax) (1) (k)	10,176	1,499
Adjusted net income (o)	$30,983	$29,235
Adjusted Return on Average Assets
Average total assets (p)	$4,503,483	$3,817,017
Adjusted return on average assets (o)/(p)	0.69%	0.77%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (o)	$30,983	$29,235
Add: Intangible amortization expense (net of tax) (1)	5,353	4,184
Adjusted net income, excluding intangible amortization (q)	36,336	33,419
Average total equity	397,738	358,268
Less: Average goodwill	56,237	46,959
Less: Average other intangible assets (net of tax) (1)	17,534	15,624
Average tangible common equity (r)	323,967	295,685
Return on average tangible common equity (q)/(r)	11.22%	11.30%
Adjusted Net Interest Margin (Tax-Equivalent)
Net interest income	$107,045	$87,839
Less: BTFP cash interest income	12,494	—
Add: BTFP interest expense	11,291	—
Less: Purchase accounting net accretion	7,451	1,490
Net interest income excluding BTFP impact	98,391	86,349
Add: Tax equivalent adjustment for loans and securities	1,202	671
Adjusted net interest income (s)	$99,593	$87,020
Interest earning assets	4,221,873	3,592,476
Less: Average cash proceeds balance from BTFP	231,366	—
Add: Change in unearned purchase accounting discount	7,451	1,490
Adjusted interest earning assets (t)	$3,997,958	$3,593,966
Adjusted net interest margin (tax-equivalent) (s)/(t)	2.49%	2.42%
Adjusted Earnings Per Common Share - Diluted
Adjusted net income (o)	$30,983	$29,235
Less: Dividends and undistributed earnings allocated to participating securities	37	(5)
Net income available to common stockholders (u)	30,946	29,240
Weighted-average common shares outstanding for diluted earnings per share (v)	21,321	20,143
Adjusted earnings per common share - diluted (u)/(v)	$1.45	$1.45

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2024 are compared to the results for the year ended December 31, 2023, and the consolidated financial condition of the Company as of December 31, 2024 is compared to December 31, 2023.

Summary

Net income for the year ended December 31, 2024 was $17.8 million, an increase of $6.1 million, or 52.0%, compared to $11.7 million for the year ended December 31, 2023. Diluted earnings per common share were $0.83 in 2024, compared to $0.58 in 2023. Return on average total assets was 0.39% in 2024, compared to 0.31% for 2023. The increase in net income was primarily driven by a $34.7 million increase in noninterest income and a $19.2 million increase in net interest income, partially offset by a $30.5 million increase in noninterest expense and a $16.1 million increase in provision for credit losses expense. Noninterest income increased primarily due to the $24.6 million loss on investment securities recognized in connection with a strategic balance sheet repositioning in the fourth quarter of 2023, as well as a $4.3 million increase in wealth revenue. The increase in net interest income was due to increased income on higher earning assets, organic loan growth, and lower average rates paid on deposit balances. The increase in noninterest expense was primarily due to an $11.0 million increase in compensation expense and a $12.9 million increase in professional fees and assessments, primarily driven by acquisition-related expenses.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent (“FTE”)

Net interest income totaled $107.0 million in 2024, an increase of $19.2 million, or 21.9%, from 2023. Net interest margin increased 10 basis points to 2.56% in 2024, from 2.46% reported in 2023. The increase in net interest margin was primarily the result of a $56.7 million increase in interest income on interest earning assets, partially offset by a $37.5 million increase in interest expense on interest-bearing liabilities. The increase in the interest income earned on interest-bearing assets was driven by a 54 basis point increase in the average rate earned on loans as well as a $563.9 million increase in the average balance of total loans, driven by strong organic growth at higher yields and increased loan balances from the acquisition of HMNF. The increase in interest expense on interest-bearing liabilities was driven by a 57 basis point increase in the average rate paid on interest-bearing liabilities as well as a $637.4 million increase in the average balance of interest-bearing liabilities, driven by the acquisition of HMNF and organic deposit growth.

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

	Year ended December 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$299,666	$16,142	5.39%	$35,395	$1,202	3.40%
Investment securities (1)	791,111	20,604	2.60	983,545	25,199	2.56
Fed funds sold	—	—	—	—	—	—
Loans held for sale	14,180	836	5.90	13,217	721	5.46
Loans
Commercial and industrial	588,269	42,505	7.23	527,795	34,999	6.63
CRE − Construction, land and development	172,700	11,699	6.77	99,315	7,607	7.66
CRE − Multifamily	272,125	15,974	5.87	185,262	9,733	5.25
CRE − Non-owner occupied	712,734	43,778	6.14	498,884	26,360	5.28
CRE − Owner occupied	286,540	16,354	5.71	256,690	13,022	5.07
Agricultural − Land	45,729	2,334	5.10	39,832	1,905	4.78
Agricultural − Production	43,361	2,988	6.89	30,663	1,987	6.48
RRE − First lien	747,874	31,153	4.17	673,118	25,570	3.80
RRE − Construction	22,832	1,503	6.58	33,508	1,670	4.98
RRE − HELOC	131,617	10,555	8.02	118,653	9,575	8.07
RRE − Junior lien	38,982	2,432	6.24	35,382	2,064	5.83
Other consumer	36,252	2,469	6.81	35,971	2,179	6.06
Total loans (1)	3,099,015	183,744	5.93	2,535,073	136,671	5.39
Federal Reserve/FHLB Stock	17,901	1,453	8.12	25,246	1,761	6.98
Total interest earning assets	4,221,873	222,779	5.28	3,592,476	165,554	4.61
Noninterest earning assets	281,610			224,541
Total assets	$4,503,483			$3,817,017
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,010,888	$21,436	2.12%	$768,238	$9,872	1.29%
Money market and savings deposits	1,250,939	45,008	3.60	1,118,815	32,639	2.92
Time deposits	518,826	22,798	4.39	303,746	10,876	3.58
Fed funds purchased and BTFP	249,180	12,338	4.95	287,768	15,283	5.31
FHLB short-term advances	200,000	10,246	5.12	113,973	5,693	5.00
Long-term debt	59,013	2,707	4.59	58,900	2,681	4.55
Total interest-bearing liabilities	3,288,846	114,533	3.48	2,651,440	77,044	2.91
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	704,463			737,365
Other noninterest-bearing liabilities	112,436			69,944
Stockholders’ equity	397,738			358,268
Total liabilities and stockholders’ equity	$4,503,483			$3,817,017
Net interest income on FTE basis (1)		$108,246			$88,510
Net interest rate spread on FTE basis (1)			1.80%			1.70%
Net interest margin on FTE basis (1)			2.56%			2.46%

(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0%.

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

	Year ended December 31, 2024
	Compared with
	Year ended December 31, 2023
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$8,985	$5,955	$14,940
Investment securities	(4,926)	331	(4,595)
Fed funds sold	—	—	—
Loans held for sale	53	62	115
Loans
Commercial and industrial	4,009	3,497	7,506
CRE − Construction, land and development	5,621	(1,529)	4,092
CRE − Multifamily	4,560	1,681	6,241
CRE − Non-owner occupied	11,291	6,127	17,418
CRE − Owner occupied	1,513	1,819	3,332
Agricultural − Land	282	147	429
Agricultural − Production	823	178	1,001
RRE − First lien	2,841	2,742	5,583
RRE − Construction	(532)	365	(167)
RRE − HELOC	1,046	(66)	980
RRE − Junior lien	210	158	368
Other consumer	17	273	290
Total loans	31,681	15,392	47,073
Federal Reserve/FHLB Stock	(513)	205	(308)
Total interest income	35,280	21,945	57,225
Interest-bearing liabilities
Interest-bearing demand deposits	3,130	8,434	11,564
Money market and savings deposits	3,858	8,511	12,369
Time deposits	7,700	4,222	11,922
Fed funds purchased and BTFP	(2,049)	(896)	(2,945)
FHLB short-term advances	4,301	252	4,553
Long-term debt	5	21	26
Total interest expense	16,945	20,544	37,489
Change in net interest income	$18,335	$1,401	$19,736

Provision for Credit Losses

The Company recorded a provision for credit losses expense of $18.1 million for the year ended December 31, 2024, compared to a provision for credit losses expense of $2.1 million for the year ended December 31, 2023. The provision for credit losses expense for the year ended December 31, 2024 included $18.1 million in provision for credit losses on loans, $0.1 million in provision for credit losses on unfunded commitments and ($0.1) million recovery for credit losses on investment securities held-to-maturity (“HTM”). The CECL accounting standard requires the Company to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The increase in provision for credit losses was primarily a result a $7.3 million day one provision in connection with the acquisition of HMNF along with strong organic loan growth and increased nonaccrual loans.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Retirement and benefit services	$64,365	$65,294	$(929)	(1.4)%
Wealth	26,171	21,855	4,316	19.7%
Mortgage banking	10,073	8,411	1,662	19.8%
Service charges on deposit accounts	1,976	1,280	696	54.4%
Net gains (losses) on investment securities	—	(24,643)	24,643	(100.0)%
Other noninterest income	12,345	8,032	4,313	53.7%
Total noninterest income	$114,930	$80,229	$34,701	43.3%
Noninterest income as a % of revenue	51.8%	47.7%

Total noninterest income increased $34.7 million, or 43.3%, to $114.9 million in 2024, from $80.2 million for 2023. The increase in noninterest income was primarily driven by the strategic balance sheet repositioning transaction in the fourth quarter of 2023, which resulted in a $24.6 million loss on the sale of investment securities. Wealth revenue increased $4.3 in 2024 primarily driven by an increase in assets under administration/management of 13.9%. Other noninterest income increased $4.3 million in 2024 primarily as a result of a $3.9 million gain on the sale of fixed assets driven by the sale of two branches during the year.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 51.78% in 2024, up from 47.7% the prior year. The increase in 2024 was due to a 43.3% increase in noninterest income and a 21.9% increase in net interest income.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation	$87,311	$76,290	$11,021	14.4%
Employee taxes and benefits	22,967	20,051	2,916	14.5%
Occupancy and equipment expense	7,766	7,477	289	3.9%
Business services, software and technology expense	21,758	21,053	705	3.3%
Intangible amortization expense	6,776	5,296	1,480	27.9%
Professional fees and assessments	19,597	6,743	12,854	190.6%
Marketing and business development	3,249	3,027	222	7.3%
Supplies and postage	2,046	1,796	250	13.9%
Travel	1,403	1,189	214	18.0%
Mortgage and lending expenses	2,162	1,902	260	13.7%
Other	5,640	5,333	307	5.8%
Total noninterest expense	$180,675	$150,157	$30,518	20.3%

Total noninterest expense increased $30.5 million, or 20.3%, to $180.7 million for the year ended December 31, 2024, from $150.2 million for the year ended December 31, 2023. The increase in noninterest expense was primarily driven by an $11.0 million increase in compensation expense and an $12.9 million increase in professional fees and assessments expense. The increase in compensation expense was primarily driven by acquisition-related compensation expenses, experienced talent acquisitions, and increased labor costs. Professional fees and assessments expenses increased due to acquisition-related expenses and an increase in FDIC assessments.

Income Taxes

For the year ended December 31, 2024, the Company recognized income tax expense of $5.4 million on $23.2 million of pre-tax income, resulting in an effective tax rate of 23.2%. For the year ended December 31, 2023, the Company recognized an income tax expense of $4.2 million on $15.9 million of pre-tax income, resulting in an effective tax rate of 26.2%. The decrease in the effective tax rate was primarily driven by items related to the acquisition of HMNF in 2024 and increased tax-exempt income.

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

For additional financial information on the Company’s segments see Note 22 (Segment Reporting) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Banking

The banking division offers a complete line of loan, deposit, cash management, and treasury services through 29 offices in North Dakota, Minnesota, Arizona, Wisconsin, and Iowa. These products and services are supported through various digital applications. The majority of the Company’s assets and liabilities are on the banking segment balance sheet.

The following table presents the banking segment income statement, net of corporate administration, for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
Net interest income	$107,045	$87,839
Provision for credit losses	18,141	2,057
Noninterest income	24,394	(6,920)
Total revenue	113,298	78,862
Noninterest expense (1)	88,502	75,858
Net income before taxes	$24,796	$3,004

(1)

Noninterest expense does not include corporate administration expenses. Corporate administration expenses include executive compensation, premises and fixed assets expenses, and information technology expenses. These expenses are not specific to any specific segment.

Retirement and Benefit Services

The retirement and benefit services business provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services. The division services approximately 8,600 retirement plans and more than 500,200 plan participants and operates within the Company’s banking markets, as well as East Lansing, Michigan, and Lakewood, Colorado.

The following table presents the retirement and benefit services segment income statement for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
Recurring annual income (1)	$51,109	$51,372
Transactional income (2)	13,256	11,147
Gain on sale of ESOP trustee business	—	2,775
Total noninterest income	64,365	65,294
Noninterest expense	56,545	53,361
Net income before taxes	$7,820	$11,933

(1)	Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. $24.8 million and $23.0 million for the years ended December 31, 2024 and 2023 , respectively, were due to movements in the market.
(2)	Transactional income primarily includes advisory fees and distribution fees.

The following table presents changes in the combined AUA and AUM for the Company’s retirement and benefit services segment for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
AUA & AUM balance beginning of period	$36,682,425	$32,122,520
Inflows (1)	5,268,581	4,548,845
Outflows (2)	(5,370,264)	(4,836,524)
Market impact (3)	4,147,957	4,847,584
AUA & AUM balance end of period	$40,728,699	$36,682,425
Yield (4)	0.17%	0.19%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

AUA and AUM for the retirement and benefit services segment was $40.7 billion at December 31, 2024, an increase of $4.0 billion, or 11.0%, compared to the total at December 31, 2023. The increase was primarily driven by an increase of $4.1 billion in market impact, driven by improved bond and equity markets.

Wealth

The wealth division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
Asset management	$22,764	$18,937
Brokerage	1,821	1,752
Insurance and advisory	1,586	1,166
Total noninterest income	26,171	21,855
Noninterest expense	15,638	13,488
Net income before taxes	$10,533	$8,367

The following table presents changes in the wealth combined AUA and AUM, disaggregated by product, for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
Dimension balance beginning of period	$2,106,838	$1,897,760
Inflows (1)	408,628	551,102
Outflows (2)	(600,032)	(542,463)
Market impact (3)	238,129	200,439
Dimension balance end of period	$2,153,563	$2,106,838
Yield (4)(6)	0.58%	0.52%
Blue Print balance beginning of period	$753,763	$635,667
Inflows (1)	194,245	129,170
Outflows (2)	(164,133)	(108,673)
Market impact (3)	83,071	97,599
Blue Print balance end of period	$866,946	$753,763
Yield (4)(6)	1.03%	1.01%
Trust balance beginning of period	$298,450	$252,159
Inflows (1)	274,335	88,702
Outflows (2)	(200,916)	(85,831)
Market impact (3)	22,074	43,420
Trust balance end of period	$393,943	$298,450
Yield (4)(6)	0.58%	0.53%
Total Wealth balance beginning of period	$3,159,051	$2,785,586
Inflows (1)	877,208	768,974
Outflows (2)	(965,081)	(736,967)
Market impact (3)	343,274	341,458
Total Wealth balance end of period (5)	$3,414,452	$3,159,051
Yield (4)(6)	0.69%	0.64%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Wealth noninterest income divided by simple average ending balances.
(5)

Total wealth balance does not include brokerage assets of $892.3 million and $859.8 million for the years ended December 31, 2024 and 2023, respectively. Additionally, total wealth balance does not include $272.5 million of AUA and AUM acquired in the HMNF transaction for the year ended December 31, 2024.

(6)	Yield does not include brokerage and insurance and advisory revenue of $3.4 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.

AUA and AUM for the wealth segment was $3.4 billion, excluding $892.3 million of brokerage assets, at December 31, 2024, an increase of $0.3 million, or 8.1%, compared to the total at December 31, 2023. The increase was driven by a $0.3 million increase in market impact driven by improved bond and equity markets.

Financial Condition

Overview

Total assets were $5.3 billion at December 31, 2024, an increase of $1.4 billion, or 34.6%, compared to $3.9 billion at December 31, 2023. The increase in total assets was primarily due a $1.2 billion increase in loans held for investment and a $101.3 million increase in AFS investment securities, partially offset by a decrease of $68.7 million in cash and cash equivalents.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio at the dates indicated:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$30,707	3.7%	$1,120	0.2%
Mortgage backed securities
Residential agency	503,706	61.1	435,594	58.4
Commercial	1,251	0.2	1,353	0.2
Asset backed securities	19	—	25	—
Corporate bonds	52,370	6.3	48,644	6.5
Total available-for-sale investment securities	588,053	71.3	486,736	65.3
Held-to-maturity
Obligations of state and political agencies	107,985	13.1	116,990	15.7
Mortgage backed securities
Residential agency	129,001	15.6	141,627	19.0
Total held-to-maturity investment securities	236,986	28.7	258,617	34.7
Total investment securities	$825,039	100.0%	$745,353	100.0%

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

At December 31, 2024, the total fair value of investment securities was $825.0 million compared to $745.4 million at December 31, 2023. The fair value of investment securities as a percentage of total assets was 15.7% and 19.1%, as of December 31, 2024 and December 31, 2023, respectively. The increase in investment securities was primarily due to investment securities acquired in the HMNF transaction in the fourth quarter of 2024. Securities with a carrying value of $340.2 million were pledged at December 31, 2024, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value loss on the AFS investment portfolio as of December 31, 2024 was $98.5 million, as compared to a $98.0 million loss as of December 31, 2023. The slight increase was a result of additional investment securities acquired in the HMNF transaction, partially offset by improved markets.

The investment portfolio is composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations (“CMOs”), Corporate bonds and Municipal bonds.

As of December 31, 2024 and December 31, 2023, the Company held 68 tax-exempt state and local municipal securities totaling $30.0 million and held 75 tax-exempt state and local municipal securities totaling $35.0 million, respectively. Other than the aforementioned investments, at December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with ASU 2016-13. As of and for the years ended years ended December 31, 2024 and 2023, the Company did not record any allowances or write-down any of the AFS debt securities in an unrealized loss position. Refer to Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for AFS investments as of and for the year ended December 31, 2024.

In accordance with ASU 2016-13, each reporting period the Company’s HTM debt securities are assessed to determine if any allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2024 and 2023, the Company recorded an allowance of $131 thousand and $213, respectively, and did not write-down any HTM debt securities. Refer to Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for HTM investments as of and for the years ended December 31, 2024 and 2023.

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$14,980	4.52%	$15,371	4.63%	$—	—%	$356	5.44%
Mortgage backed securities
Residential agency	55	2.53	3,854	3.35	26,307	4.15	473,490	2.35
Commercial	—	—	1,251	1.82	—	—	—	—
Asset backed securities	—	—	—	—	4	3.93	15	5.22
Corporate bonds	—	—	—	—	52,370	3.68	—	—
Total available-for-sale investment securities	15,035	4.51	20,476	4.22	78,681	3.84	473,861	2.36
Held-to-maturity
Obligations of state and political agencies	6,730	0.87	50,924	1.55	41,694	2.09	8,637	2.22
Mortgage backed securities
Residential agency	—	—	—	—	—	—	129,001	2.20
Total held-to-maturity investment securities	6,730	0.87	50,924	1.55	41,694	2.09	137,638	2.20
Total investment securities	$21,765	3.38%	$71,400	2.32%	$120,375	3.23%	$611,499	2.32%

Loans

The loan portfolio represents a broad range of borrowers comprised of C&I, CRE, agricultural, RRE, and consumer financing loans.

Total loans outstanding were $4.0 billion as of December 31, 2024, an increase of $1.2 billion, or 44.7%, from December 31, 2023. The increase in total loans was a combination of organic loan growth and loans acquired in the HMNF transaction. The fair value of net loans acquired in the HMNF transaction, which was completed on October 9, 2024, was $786.2 million. Additionally, the Company continued to invest in talent to support organic loan growth and added an equipment finance team in 2024. Loan growth included increases of $786.1 million in CRE loans, $280.1 million in RRE loans, and $104.5 million in C&I loans.

The Company’s loan portfolio is highly diversified. As of December 31, 2024, approximately 16.7% of loans outstanding were C&I, while 50.0% of loans outstanding were CRE, 30.2% of loans outstanding were consumer, and 3.1% of loans outstanding were agricultural.

	December 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$340,702	8.5%	$258,008	9.3%
Services	177,813	4.5	146,318	5.3
Retail trade	88,105	2.2	91,216	3.3
Manufacturing	60,107	1.5	66,638	2.4
Total commercial and industrial	666,727	16.7	562,180	20.3
Commercial real estate:
Construction, land and development	294,677	7.4	124,034	4.5
Multifamily	363,123	9.1	245,103	8.9
Non-owner occupied
Office	168,170	4.2	124,684	4.5
Industrial	169,391	4.2	104,241	3.8
Retail	154,325	3.9	96,578	3.5
Hotel	170,982	4.3	80,576	2.9
Medical office	139,939	3.5	63,788	2.3
Medical or nursing facility	110,164	2.8	47,625	1.7
Other commercial real estate	54,054	1.3	51,862	1.9
Total non-owner occupied	967,025	24.2	569,354	20.6
Owner occupied	371,418	9.3	271,623	9.8
Total commercial real estate	1,996,243	50.0	1,210,114	43.8
Agricultural:
Land	61,299	1.5	40,832	1.5
Production	63,008	1.6	36,141	1.3
Total agricultural	124,307	3.1	76,973	2.8
Consumer:
RRE − First lien	921,019	23.1	697,900	25.3
RRE − Construction	33,547	0.8	28,979	1.1
RRE − HELOC	162,509	4.1	118,315	4.3
RRE − Junior lien	44,060	1.1	35,819	1.3
Other consumer	44,122	1.1	29,303	1.1
Total consumer	1,205,257	30.2	910,316	33.1
Total loans	$3,992,534	100.0%	$2,759,583	100.0%

C&I loans represent loans for working capital, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. These loans are underwritten individually and represent ongoing relationships based on a thorough knowledge of the customer, the customer's industry, and market. While C&I loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the ongoing cash flow from operations of the customer's business. In addition, revolving lines of credit are generally governed by a borrowing base. Inherent lending risks are monitored on a continuous basis through interim reporting, covenant testing and annual underwriting.

CRE loans consist of term loans secured by a mortgage lien on the real property and includes both owner occupied CRE loans as well as non-owner occupied loans. Non-owner occupied CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family, industrial, office, retail and other specific use properties as well as CRE construction loans that are offered to builders and developers generally within our geographical footprint. The primary risk characteristics in the non-owner-occupied portfolio include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses. The Company requires collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements and equity investment in the project. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates, rental rates, and capitalization rates. Inherent lending risks are monitored on a continuous basis through quarterly monitoring and our annual underwriting process, incorporating an analysis of cash flow, collateral, market conditions, stress testing, including an interest rate risk assessment, and guarantor liquidity, if applicable. CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. CRE loan policies are reviewed no less than semi-annually by management and approved by the Bank’s Board of Directors to ensure they align with current market conditions and the Bank’s moderate risk appetite. Construction loans are monitored monthly and includes on-site inspections. Management reviews all construction loans quarterly to ensure projects are on time and within budget. CRE concentration limits have been established by product type and are monitored quarterly by the Bank’s Credit Governance Committee and Board of Directors.

CRE loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company does not monitor the CRE portfolio for attributes such as loan to value ratios, occupancy rates, and net operating income, as these characteristics are assessed and evaluated on an individual loan basis. Portfolio stress testing is completed based on property type and takes into consideration changes to net operating income and capitalization rates. The Company does not have exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with acceptable occupancy levels. As of December 31, 2024, at 331%, the Company’s applicable investor CRE loans, as a percentage of its risk-based capital, exceeded the regulatory guideline limit of 300%. Robust concentration management processes are in place to monitor this level of exposure. Quarterly, Bank management and its Board of Directors review the level of investor real estate assets, taking into consideration geographic location, detailed market analysis by property type, portfolio performance, and asset quality trends. Construction loans at 59% were below the regulatory guideline limit of 100%.

The following table presents the geographical markets of the collateral related to the non-owner occupied and multifamily CRE loans as of the dates presented:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$668,395	50.2%	$394,754	48.5%
North Dakota	221,693	16.7	214,884	26.4
Arizona	169,473	12.7	139,450	17.1
Texas	34,580	2.6	—	—
Colorado	23,386	1.8	1,246	0.2
Oregon	17,990	1.4	14,953	1.8
Wisconsin	111,502	8.4	502	0.1
Missouri	16,776	1.3	15,969	2.0
Kansas	15,183	1.1	4,343	0.5
South Dakota	14,554	1.1	14,790	1.8
Other	36,616	2.8	13,566	1.7
Total non-owner occupied and multifamily commercial real estate loans	$1,330,148	100.0%	$814,457	100.0%

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

RRE loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. RRE loans also include home equity loans and lines of credit that are secured by a first- or second lien on the borrower’s residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

The Company originates both fixed and adjustable rate RRE loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, as well as home equity loans and lines of credit that are secured by first or junior liens. Most of the Company’s fixed rate residential loans, along with some of the Company’s adjustable rate mortgages are sold to other financial institutions with which the Company has established a correspondent lending relationship.

The Company’s consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. Volume in this portion of the loan portfolio increased over the last year due primarily to the acquisition of HMNF. As of December 31, 2024, the Company’s consumer mortgage portfolio was $1.2 billion, which represented a $280.1 million, or 31.8%, increase from $881.0 million as of December 31, 2023. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table shows the maturities and sensitivity to interest rates for the loan portfolio as of December 31, 2024:

	December 31, 2024
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$138,196	$327,286	$198,393	$2,852	$666,727
Commercial real estate
Construction, land and development	49,872	181,142	53,871	9,792	294,677
Multifamily	19,612	250,022	92,398	1,091	363,123
Non-owner occupied	122,788	609,662	196,793	37,782	967,025
Owner occupied	36,924	202,542	102,991	28,961	371,418
Total commercial real estate	229,196	1,243,368	446,053	77,626	1,996,243
Agricultural	—	—	—	—	—
Land	2,398	20,452	11,631	26,818	61,299
Production	36,565	24,525	1,918	—	63,008
Total agricultural	38,963	44,977	13,549	26,818	124,307
Total commercial	406,355	1,615,631	657,995	107,296	2,787,277
Consumer
Residential real estate
First lien	8,119	46,003	86,616	780,281	921,019
Construction	22,004	4,964	—	6,579	33,547
HELOC	6,424	15,421	24,927	115,737	162,509
Junior lien	3,027	7,341	22,601	11,091	44,060
Total residential real estate	39,574	73,729	134,144	913,688	1,161,135
Other consumer	14,762	23,408	5,952	—	44,122
Total consumer	54,336	97,137	140,096	913,688	1,205,257
Total loans	$460,691	$1,712,768	$798,091	$1,020,984	$3,992,534
Loans with fixed interest rates:
Commercial
Commercial and industrial	$25,053	$224,349	$79,000	$—	$328,402
Commercial real estate
Construction, land and development	10,056	85,424	1,503	—	96,983
Multifamily	1,630	159,103	44,015	1,091	205,839
Non-owner occupied	85,805	371,953	59,407	437	517,602
Owner occupied	30,890	161,602	36,624	1,321	230,437
Total commercial real estate	128,381	778,082	141,549	2,849	1,050,861
Agricultural
Land	2,299	20,332	9,791	18,760	51,182
Production	3,727	22,580	1,918	—	28,225
Total agricultural	6,026	42,912	11,709	18,760	79,407
Total commercial	159,460	1,045,343	232,258	21,609	1,458,670
Consumer
Residential real estate
First lien	6,887	40,912	70,332	422,212	540,343
Construction	9,971	1,405	—	1,899	13,275
HELOC	25	2,070	8,837	4,256	15,188
Junior lien	2,057	4,759	14,958	10,073	31,847
Total residential real estate	18,940	49,146	94,127	438,440	600,653
Other consumer	3,862	17,062	5,952	—	26,876
Total consumer	22,802	66,208	100,079	438,440	627,529
Total loans with fixed interest rates	$182,262	$1,111,551	$332,337	$460,049	$2,086,199
Loans with floating interest rates:
Commercial
Commercial and industrial	$113,143	$102,937	$119,393	$2,852	$338,325
Commercial real estate
Construction, land and development	39,816	95,718	52,368	9,792	197,694
Multifamily	17,982	90,919	48,383	—	157,284
Non-owner occupied	36,983	237,709	137,386	37,345	449,423
Owner occupied	6,034	40,940	66,367	27,640	140,981
Total commercial real estate	100,815	465,286	304,504	74,777	945,382
Agricultural
Land	99	120	1,840	8,058	10,117
Production	32,838	1,945	—	—	34,783
Total agricultural	32,937	2,065	1,840	8,058	44,900
Total commercial	246,895	570,288	425,737	85,687	1,328,607
Consumer
Residential real estate
First lien	1,232	5,091	16,284	358,069	380,676
Construction	12,033	3,559	—	4,680	20,272
HELOC	6,399	13,351	16,090	111,481	147,321
Junior lien	970	2,582	7,643	1,018	12,213
Total residential real estate	20,634	24,583	40,017	475,248	560,482
Other consumer	10,900	6,346	—	—	17,246
Total consumer	31,534	30,929	40,017	475,248	577,728
Total loans with floating interest rates	$278,429	$601,217	$465,754	$560,935	$1,906,335

The expected life of the Company’s loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Consequently, the table above includes information limited to contractual maturities of the underlying loans.

Asset Quality

The Company’s strategy for credit risk management includes well defined, centralized credit policies; uniform underwriting criteria; and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry, and client level; regular credit examinations; and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take necessary charge-offs promptly, and maintain adequate reserve levels for credit losses inherent in the portfolio. Management performs ongoing, internal reviews of any problem credits and continually assesses the adequacy of the allowance. The Company utilizes an internal lending division, Special Credit Services, to develop and implement strategies for the management of individual nonperforming loans.

Credit Quality Indicators

Loans are assigned a risk rating and grouped into categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The risk ratings are aligned to pass and criticized categories. The criticized categories include special mention, substandard, and doubtful risk ratings. See Note 6 (Loans and Allowance for Credit Losses) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for a definition of each of the risk ratings.

The table below represents criticized loans outstanding by loan portfolio segment as of December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$35,127	$29,840
Commercial real estate
Construction, land and development	37,633	20,667
Multifamily	27,188	310
Non-owner occupied	45,173	1,018
Owner occupied	27,637	7,842
Total commercial real estate	137,631	29,837
Agricultural
Land	8,034	—
Production	4,813	—
Total agricultural	12,847	—
Total commercial	185,605	59,677
Consumer
Residential real estate
First lien	2,988	105
Construction	4,680	—
HELOC	1,459	—
Junior lien	3,210	1,781
Total residential real estate	12,337	1,886
Other consumer	339	—
Total consumer	12,676	1,886
Total loans	$198,281	$61,563
Criticized loans as a percent of total loans	4.97%	2.23%

Criticized loans represented 4.97% and 2.23% of total loans as of December 31, 2024 and 2023, respectively. The increase in criticized loans in 2024 was driven by normalization of credit quality, the increase in nonperforming loans, and the acquisition of loans in the HMNF transaction. Criticized assets acquired from HMNF were identified and accounted for at closing.

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$54,433	$8,596
Accruing loans 90+ days past due	8,453	139
Total nonperforming loans	62,886	8,735
OREO and repossessed assets	—	32
Total nonperforming assets	62,886	8,767
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$62,886	$8,767
Nonperforming loans to total loans	1.58%	0.32%
Nonperforming assets to total assets	1.20%	0.22%
ACL on loans to nonperforming loans	95%	410%

The allowance for credit losses to nonperforming loans ratio decreased 315 basis points from December 31, 2023. The decrease was primarily the result of an increase in nonperforming loans for the year ended December 31, 2024. The increase in nonperforming loans was primarily driven by one construction, land and development loan of $25.0 million moving to nonaccrual status in the second quarter of 2024. During the third and fourth quarters of 2024, management elected to make protective advances totaling $5.4 million in order for construction to continue on the project. Management is actively working with the borrower on strategies to complete construction, preserve value, and support repayment of the loan. One large RRE relationship and one CRE non-owner occupied loan moving to nonaccrual status during the third quarter of 2024 also contributed $13.6 million to the increase. A further $1.5 million of the increase in the fourth quarter of 2024 was driven by loans acquired from HMNF. Nonperforming assets included one loan over 90 days past due and still on accrual. This loan was renewed subsequent to year end.

Interest income lost on nonaccrual loans approximated $4.8 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2024 and 2023.

Allowance for Credit Losses

The ACL on loans is maintained at a level management believes is sufficient to absorb expected losses in the loan portfolio over the remaining estimated life of loans in the portfolio. Under the CECL accounting standard, the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis or unpaid principal balance of loans held for investment to present the net amount expected to be collected. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. The ACL on individually evaluated loans is recognized on the basis of the present value of expected future cash flows discounted at the effective interest rate, the fair value of collateral adjusted of estimated costs to sell, or observable market price as of the relevant date, except for PCD loans in which the ACL is calculated against the unpaid principal balance.

The ACL on loans was $59.9 million at December 31, 2024, compared to $35.8 million at December 31, 2023. The $24.1 million increase in the ACL was primarily due to the acquisition of HMNF, which resulted in an additional ACL on PCD acquired loans of $10.2 million and a day one provision for credit losses on non-PCD acquired loans of $7.3 million.

The following table presents information concerning the components of the ACL for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
ACL on loans at the beginning of the period	$35,843	$31,146
Adoption of ASC 326	—	3,857
ACL on PCD acquired loans	10,151	—
Non-PCD day 1 provision for loan losses	7,332	—
(Credit) provision for loan losses	10,757	(225)
Net charge-offs (recoveries) (1)
Commercial and industrial	3,225	(723)
CRE − Construction, land and development	—	(251)
CRE − Multifamily	—	—
CRE − Non-owner occupied	—	—
CRE − Owner occupied	191	(44)
Agricultural − Land	(20)	(1)
Agricultural − Production	19	—
RRE − First lien	—	7
RRE − Construction	—	—
RRE − HELOC	19	(39)
RRE − Junior lien	564	27
Other consumer	156	(41)
Total net charge-offs (recoveries)	4,154	(1,065)
ACL on loans at the end of the period	59,929	35,843
Components of ACL:
ACL on HTM debt securities	131	213
ACL on loans	59,929	35,843
ACL on off-balance sheet credit exposures	7,534	7,401
ACL at end of the period	67,594	43,457
Total loans	$3,992,534	$2,759,583
Average total loans	3,099,015	2,535,073
ACL on loans to total loans	1.50%	1.30%
ACL on loans to nonaccrual loans	110.10%	416.97%
ACL on loans to nonperforming loans	95.30%	410.34%
Net charge-offs/(recoveries) to average total loans (annualized)	0.13%	(0.04)%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For the year ended
	December 31,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2024:
Commercial
Commercial and industrial	$3,727	$502	$3,225	$588,269	0.73%
Commercial real estate
Construction, land and development	—	—	—	172,700	—
Multifamily	—	—	—	274,175	—
Non-owner occupied	—	—	—	718,168	—
Owner occupied	237	46	191	288,114	0.09
Total commercial real estate	237	46	191	1,453,157	0.02
Agricultural
Land	—	20	(20)	45,729	(0.06)
Production	26	7	19	43,361	0.06
Total agricultural	26	27	(1)	89,090	—
Total commercial	3,990	575	3,415	2,130,516	0.21
Consumer
Residential real estate
First lien	—	—	—	747,874	—
Construction	—	—	—	22,832	—
HELOC	19	—	19	131,617	0.02
Junior lien	638	74	564	38,982	1.93
Total residential real estate	657	74	583	941,305	0.08
Other consumer	186	30	156	36,252	0.57
Total consumer	843	104	739	977,557	0.10
Total loans	$4,833	$679	$4,154	$3,108,073	0.18%
2023:
Commercial
Commercial and industrial	$436	$1,159	$(723)	$527,795	(0.18)%
Commercial real estate
Construction, land and development	—	251	(251)	99,315	(0.34)
Multifamily	—	—	—	185,262	—
Non-owner occupied	—	—	—	498,884	—
Owner occupied	—	44	(44)	256,690	(0.02)
Total commercial real estate	—	295	(295)	1,040,151	(0.04)
Agricultural
Land	—	1	(1)	39,832	—
Production	—	—	—	30,663	—
Total agricultural	—	1	(1)	70,495	—
Total commercial	436	1,455	(1,019)	1,638,441	(0.08)
Consumer
Residential real estate
First lien	9	2	7	673,118	—
Construction	—	—	—	33,508	—
HELOC	40	79	(39)	118,653	(0.04)
Junior lien	77	50	27	35,382	0.10
Total residential real estate	126	131	(5)	860,661	—
Other consumer	51	92	(41)	35,971	(0.15)
Total consumer	177	223	(46)	896,632	(0.01)
Total loans	$613	$1,678	$(1,065)	$2,535,073	(0.06)%

The following table presents the allocation of the ACL as of the dates presented:

	December 31, 2024		December 31, 2023
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$8,170	16.7%	$9,705	20.4%
CRE − Construction, land and development	16,277	7.4	6,135	4.5
CRE − Multifamily	4,716	9.1	1,776	8.9
CRE − Non-owner occupied	16,513	24.2	7,726	20.5
CRE − Owner occupied	3,226	9.3	2,449	9.8
Agricultural − Land	597	1.5	96	1.5
Agricultural − Production	631	1.6	84	1.3
RRE − First lien	6,921	23.1	6,087	25.3
RRE − Construction	357	0.8	485	1.1
RRE − HELOC	1,339	4.1	835	4.3
RRE − Junior lien	742	1.1	264	1.3
Other consumer	440	1.1	201	1.1
Total loans	$59,929	100.0%	$35,843	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The expense for provision for unfunded commitments was $0.1 million and $2.2 million for the years ended years ended December 31, 2024 and 2023, respectively.

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

Total deposits were $4.4 billion as of December 31, 2024, an increase of $1.3 billion, or 41.4%, from December 31, 2023. Interest-bearing deposits increased $1.1 billion while noninterest-bearing deposits increased $175.4 million. The increase in interest-bearing deposits consisted of increases of $432.6 million in money market and savings,  $379.5 million in interest-bearing demand deposits, and $295.4 million in time deposits. The increase in total deposits was primarily driven by the recent acquisition of HMNF, expanded and new commercial deposit relationships, and synergistic deposit growth.

Interest-bearing deposit costs were 3.21% and 2.44% for the years ended December 31, 2024 and 2023, respectively. The increase in interest-bearing deposit costs was the result of a rising interest rate environment and a highly competitive deposit environment.

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

The following table presents the composition of the Company’s deposit portfolio by category for the periods indicated:

	December 31, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$903,466	20.6%	$728,082	23.5%	$175,384	24.1%
Interest-bearing demand	1,220,173	27.9	840,711	27.2	379,462	45.1
Money market and savings (1)	1,547,806	35.4	1,115,256	36.0	432,550	38.8
Time deposits	706,965	16.1	411,562	13.3	295,403	71.8
Total deposits	$4,378,410	100.0%	$3,095,611	100.0%	$1,282,799	41.4%

(1)	Money market and savings deposits include health savings account deposits of $190.3 million and $176.7 million as of December 31, 2024 and 2023, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio by category for the periods indicated:

	Year ended		Year ended
	December 31, 2024		December 31, 2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$704,463	—%	$737,365	—%
Interest-bearing demand	1,010,888	2.12%	768,238	1.29%
Money market and savings	1,250,939	3.60%	1,118,815	2.92%
Time deposits	518,826	4.39%	303,746	3.58%
Total deposits	$3,485,116	2.56%	$2,928,164	1.82%

The following table presents the composition of the Company's deposit portfolio by client segment for the periods indicated:

	December 31, 2024		December 31, 2023
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,647,131	37.7%	$1,128,152	36.4%	$518,979	46.0%
Consumer	1,556,522	35.5	921,650	29.8	634,872	68.9
Public (1)	201,197	4.6	194,265	6.3	6,932	3.6
Synergistic (2)
Retirement and benefit services (3)	683,149	15.6	598,160	19.3	84,989	14.2
Wealth (4)	290,411	6.6	253,384	8.2	37,027	14.6
Total synergistic	973,560	22.2	851,544	27.5	122,016	29
Total deposits	$4,378,410	100.0%	$3,095,611	100.0%	$1,282,799	41.4%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance money market balances that retirement and benefit services and wealth clients hold in proprietary money market products.
(3)	$361.3 million and $288.9 million of retirement and benefit services synergistic deposits were indexed as of December 31, 2024 and 2023, respectively.
(4)	$290.4 million and $253.4 million of wealth synergistic deposits were indexed as of December 31, 2024 and 2023, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposits and IRA deposits of $250 thousand and over, that were outstanding as of the date presented:

December 31,
(dollars in thousands)	2024
Maturing in:
3 months or less	$130,437
3 months to 6 months	54,617
6 months to 1 year	48,347
1 year or greater	14,662
Total	$248,063

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.5 billion and $1.1 billion at December 31, 2024 and 2023, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings and Subordinated Debt

The Company utilizes both short term and long term borrowings as part of its asset/liability management and funding strategies. Short term borrowings consist of FHLB advances and federal funds purchased. The Company had $239.0 million and $314.2 million in short term borrowings outstanding at December 31, 2024 and 2023, respectively.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $2.4 billion and $1.7 billion at December 31, 2024 and 2023, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. At December 31, 2024, the Company had a $50.0 million outstanding 3.50% Fixed Rate Subordinated Note due 2031 (the “Subordinated Note”). The Subordinated Note currently bears interest at a fixed rate of 3.50% per year, payable annually through March 31, 2026. At the fifth anniversary of the issuance date of the Subordinated Note, on March 30, 2026, the interest rate will reset to a fixed interest rate equal to the FHLB rate, plus 2.0%, with a minimum annual fixed rate of not less than 3.5%. The Subordinated Note matures on March 30, 2031, and the Company has the option to redeem or prepay any or all of the Subordinated Note without premium or penalty any time after March 31, 2026, or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $9.1 million as of December 31, 2024, compared to $9.0 million as of December 31, 2023. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition in 2016. See Note 14 (Long-Term Debt) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Selected financial information pertaining to the components of the Company’s borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$38,960	13.1%	$114,170	30.6%
FHLB Short-term advances	200,000	67.1	200,000	53.6
Subordinated notes	50,000	16.8	50,000	13.4
Junior subordinated debentures	9,069	3.0	8,956	2.4
Total borrowed funds	$298,029	100.0%	$373,126	100.0%

Capital Resources

The following table summarizes the changes in the Company’s stockholders’ equity for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2024	2023
Beginning balance	$369,127	$356,872
Cumulative effect of change in accounting principles, net of tax	—	(4,452)
Net income	17,780	11,696
Other comprehensive income (loss)	289	24,986
Common stock repurchased	(276)	(6,638)
Common stock issued	123,602	—
Common stock dividends	(16,762)	(14,965)
Stock‑based compensation expense	1,650	1,628
Ending balance	$495,410	$369,127

Total stockholders’ equity was $495.4 million at December 31, 2024, an increase of $126.3 million, or 34.2%, compared to $369.1 million at December 31, 2023. The increase was primarily driven by the issuance of common stock in connection with the acquisition of HMNF.

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

The Company is subject to various regulatory capital requirements both at the Company and the Bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. The Company has consistently maintained regulatory capital ratios at or above the well capitalized standards.

At December 31, 2024 and 2023, the Company met all capital adequacy requirements to which the Company was subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures.

	December 31,	December 31,
Capital Ratios	2024	2023
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	9.91%	11.82%
Tier 1 capital to risk weighted assets	10.12%	12.10%
Total capital to risk weighted assets	12.49%	14.76%
Tier 1 capital to average assets	8.65%	10.57%
Tangible common equity to tangible assets (1)	7.13%	7.94%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.18%	11.40%
Tier 1 capital to risk weighted assets	10.18%	11.40%
Total capital to risk weighted assets	11.43%	12.51%
Tier 1 capital to average assets	8.69%	9.92%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

Further information related to financial instruments can be found in Note 15 (Commitments and Contingencies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Liquidity

Liquidity management is the process by which the Company manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the Company’s operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s asset and liability committee (“ALCO”), a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is ALCO’s responsibility to ensure the Company has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

As of December 31, 2024, the Company had on balance sheet liquidity of $579.0 million, compared to $668.2 million as of December 31, 2023. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale and over collateralized securities pledging positions available-for-sale.

As of December 31, 2024, the Company had off balance sheet liquidity of $2.3 billion, compared to $1.6 billion as of December 31, 2023. Off balance sheet liquidity includes FHLB borrowing capacity, federal fund lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short and long term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2024, the Company had $2.4 billion of collateral pledged to the FHLB. Based on this collateral the Company is eligible to borrow up to $2.4 billion and had $1.2 billion available capacity as of December 31, 2024. In addition, the Company can borrow up to $92.0 million through unsecured lines of credit the Company has established with four other banks.

In addition, because the Bank is “well capitalized,” it can accept brokered deposits up to 20.0% of total assets based on current policy limits. Management believed that the Company had adequate resources to fund all of its commitments as of December 31, 2024 and December 31, 2023.

The Company’s primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2024, the Company had $61.2 million of cash and cash equivalents of which $19.7 million were interest-bearing deposits held at the Federal Reserve, FHLB and other correspondent banks.

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

Recent Developments

Stockholder Dividend

On February 26, 2025, the Board declared a quarterly cash dividend of $0.20 per common share. This dividend is payable on April 11, 2025, to stockholders of record on March 14, 2025.

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

The estimated impact on the Company’s net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2024 and December 31, 2023, are presented in the table below:

	December 31, 2024		December 31, 2023
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.7%	13.6%	1.0%	2.4%
+300 basis points	1.2%	10.0%	0.5%	1.4%
+200 basis points	1.1%	7.2%	0.3%	0.9%
+100 basis points	0.6%	3.7%	0.4%	0.9%
−100 basis points	0.4%	-3.1%	-1.0%	-1.7%
−200 basis points	0.7%	-6.8%	-2.3%	-4.1%
−300 basis points	0.8%	-10.5%	-4.1%	-7.2%
−400 basis points	4.0%	-7.0%	-5.0%	-7.6%

The above interest rate simulation suggests that the Company’s balance sheet is slightly asset sensitive, in the short-term, as of December 31, 2024, demonstrating that an increase in interest rates would have a marginal positive impact on net interest income over the next 12 and 24 months. The balance sheet has shifted from being liability sensitive as of December 31, 2023. This change is attributable to both active derivatives strategies as well as balance sheet growth from the acquisition of HMNF and organic loan growth and deposit growth.

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

The table below presents the change in the economic value of equity as of December 31, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	December 31,	December 31,
	2024	2023
+400 basis points	-6.2%	-15.5%
+300 basis points	-4.8%	-12.6%
+200 basis points	-2.4%	-7.7%
+100 basis points	-0.8%	-3.1%
−100 basis points	0.1%	1.6%
−200 basis points	-0.9%	2.0%
−300 basis points	-3.6%	-0.3%
−400 basis points	-8.5%	-5.6%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 13, 2025 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses—Loans
The Company’s allowance for credit losses (ACL) on loans was $59.9 million at December 31, 2024. As described in Notes 1 and 6, the ACL on loans reduces the loan portfolio to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow (DCF) or expected loss approach to calculate the expected loss for each segment. The DCF method incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast period. Within the loss driver models, a probability of default and loss given default assumption is applied to calculate the expected loss for each segment. The ACL on loans also considers various qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, such as: actual or expected changes in economic trends and conditions, changes in the value of underlying collateral for loans, changes to lending policies, underwriting standards and/or management personnel performing such functions, delinquency and other credit quality trends, credit risk concentrations, changes to the nature of the Company’s business impacting the loan portfolio and other external factors.

We identified the determination of the forecasted economic scenarios and qualitative factors of the ACL as a critical audit matter because auditing management’s underlying assumptions required a high degree of complexity and auditor judgment and involved a high degree of estimation uncertainty.

Our audit procedures related to the determination of the forecasted economic scenarios and qualitative factors of ACL for pooled loans included the following, among others:

●

We obtained an understanding of the relevant controls related to the ACL on loans and tested such controls for design and operating effectiveness, including those over approval of key data inputs including forecasted economic scenarios, loss drivers and qualitative factors (such as economic and business conditions) including validation of underlying data.

●	We tested the completeness and accuracy of data used by management in determining inputs to the forecasted economic scenarios and qualitative factors by agreeing those inputs to internal or external information sources.
●	We tested management’s forecasts of future economic loss drivers, which include national unemployment, change in national gross domestic product, and change in National Housing Price Index, by comparing these forecasts to external and internal information sources.
●	We assessed the reasonableness of management’s changes in adjustments to qualitative factors within the ACL on loans by evaluating the magnitude and directional consistency of changes in the level of adjustments to historical loss information between periods and evaluating whether management’s conclusions were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.

Fair Value of Loans Held for Investment Acquired in Business Combinations
The Company completed an acquisition on October 9, 2024, acquiring loans held for investment with an estimated fair value of $785.4 million as of the acquisition date. As described in Notes 1 and 3 to the financial statements, the Company estimated the acquisition date fair value of loans held for investment by segmenting the acquired portfolio into purchase credit deteriorated (PCD) and non-PCD loans.

The estimated fair value of non-PCD loans and PCD loans at the acquisition date was $632.6 million and $152.8 million, respectively. Non-PCD loans were pooled based on similar characteristics and were valued using a discounted cash flow analysis, based on the cash flows projected for each loan pool. PCD loans were valued at the individual loan level or pooled with similar characteristics as non-PCD pooled loans. The discount rate utilized to determine the estimated fair value of non-PCD loans and PCD loans considered the projected future interest rates based on forward rates, a spread over the forward curve, spreads for estimated servicing costs and illiquidity. The credit discount for non-PCD loans and PCD loans was estimated based on probability of default and loss given default assumptions. The discounted cash flow approach models the credit losses directly in the projected cash flows.

The determination of the estimated fair value of loans held for investment required management to make certain estimates about discount rates, future expected cash flows, and market conditions at the time of the acquisition, as well as other future events that are highly subjective in nature.

We identified the estimated fair value of loans that were acquired in the current year as a critical audit matter because of the judgements necessary by management to determine the fair value of loans, and the related high degree of auditor judgement and the extensive audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary to estimate the fair value of non-PCD and PCD loans that required a high degree of auditor judgement and increased audit effort included assumptions included the probability of default, loss given default, and the discount rate.

Our audit procedures related to the determination of the significant estimates and assumptions necessary to estimate the fair value of non-PCD and PCD loans acquired in the current year included the following, among others:

●

We obtained an understanding of the relevant controls related to the estimated fair value of loans acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions related to probability of default, loss given default and discount rates utilized in the discounted cash flow calculations for loans.

●	We tested the completeness and accuracy of the data inputs used in the loans estimated fair value calculations by comparing the data to source documents and external information sources.
●	We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as probability of default, loss given default and the discount rate by comparing the data to source documents provided by the Company, obtaining comparative information from external sources and performing mathematical accuracy checks.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

Des Moines, Iowa

March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Alerus Financial Corporation and Subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2014 through 2022.

Minneapolis, Minnesota

March 10, 2023

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2024	2023
Assets
Cash and cash equivalents	$61,239	$129,893
Investment securities
Trading	3,309	—
Available-for-sale, at fair value (amortized cost of $686,556 and $584,754, respectively)	588,053	486,736
Held-to-maturity, at amortized cost (fair value of $236,986 and $258,617, respectively, with an allowance for credit losses on investments of $131 and $213, respectively)	275,585	299,515
Loans held for sale	16,518	11,497
Loans	3,992,534	2,759,583
Allowance for credit losses on loans	(59,929)	(35,843)
Net loans	3,932,605	2,723,740
Land, premises and equipment, net	39,780	17,940
Operating lease right-of-use assets	13,438	5,436
Accrued interest receivable	20,075	15,700
Bank-owned life insurance	36,033	33,236
Goodwill	85,634	46,783
Other intangible assets, net	43,882	17,158
Servicing rights	7,918	2,052
Deferred income taxes, net	52,885	34,595
Other assets	84,719	83,432
Total assets	$5,261,673	$3,907,713
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$903,466	$728,082
Interest-bearing	3,474,944	2,367,529
Total deposits	4,378,410	3,095,611
Short-term borrowings	238,960	314,170
Long-term debt	59,069	58,956
Operating lease liabilities	18,991	5,751
Accrued expenses and other liabilities	70,833	64,098
Total liabilities	4,766,263	3,538,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 25,344,803 and 19,734,077 issued and outstanding	25,345	19,734
Additional paid-in capital	269,708	150,343
Retained earnings	273,723	272,705
Accumulated other comprehensive income (loss)	(73,366)	(73,655)
Total stockholders’ equity	495,410	369,127
Total liabilities and stockholders’ equity	$5,261,673	$3,907,713

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2024	2023	2022
Interest Income
Loans, including fees	$183,560	$136,918	$89,907
Investment securities
Taxable	19,745	24,262	23,260
Exempt from federal income taxes	679	740	848
Other	17,595	2,963	1,562
Total interest income	221,579	164,883	115,577
Interest Expense
Deposits	89,243	53,387	9,169
Short-term borrowings	22,584	20,976	4,339
Long-term debt	2,707	2,681	2,340
Total interest expense	114,534	77,044	15,848
Net interest income	107,045	87,839	99,729
Provision for credit losses	18,141	2,057	—
Net interest income after provision for credit losses	88,904	85,782	99,729
Noninterest Income
Retirement and benefit services	64,365	65,294	67,135
Wealth	26,171	21,855	20,870
Mortgage banking	10,073	8,411	16,921
Service charges on deposit accounts	1,976	1,280	1,434
Net gains (losses) on investment securities	—	(24,643)	—
Other	12,345	8,032	4,863
Total noninterest income	114,930	80,229	111,223
Noninterest Expense
Compensation	87,311	76,290	80,656
Employee taxes and benefits	22,967	20,051	21,915
Occupancy and equipment expense	7,766	7,477	7,605
Business services, software and technology expense	21,758	21,053	19,487
Intangible amortization expense	6,776	5,296	4,754
Professional fees and assessments	19,597	6,743	8,367
Marketing and business development	3,249	3,027	3,350
Supplies and postage	2,046	1,796	2,440
Travel	1,403	1,189	1,182
Mortgage and lending expenses	2,162	1,902	2,183
Other	5,640	5,333	6,831
Total noninterest expense	180,675	150,157	158,770
Income before income taxes	23,159	15,854	52,182
Income tax expense	5,379	4,158	12,177
Net income	$17,780	$11,696	$40,005
Per Common Share Data
Basic earnings per common share	$0.84	$0.59	$2.12

Diluted earnings per common share	$0.83	$0.58	$2.10
Dividends declared per common share	$0.79	$0.75	$0.70
Average common shares outstanding	21,047	19,922	18,640
Diluted average common shares outstanding	21,321	20,143	18,884

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Net Income	$17,780	$11,696	$40,005
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(756)	33,897	(126,016)
Net change in unrealized gain (losses) on cash flow hedging derivatives	753	(297)	—
Net change in unrealized gain (losses) on other derivatives	389	(241)	—
Total other comprehensive income (loss), before tax	386	33,359	(126,016)
Income tax expense (benefit) related to items of other comprehensive income (loss)	97	8,373	(31,630)
Other comprehensive income (loss), net of tax	289	24,986	(94,386)
Total comprehensive income (loss)	$18,069	$36,682	$(54,381)

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2024
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2021	17,213	$92,878	$253,567	$(4,255)	$359,403
Net income	—	—	40,005	—	40,005
Other comprehensive income (loss)	—	—	—	(94,386)	(94,386)
Common stock repurchased	(26)	(712)	—	—	(738)
Common stock dividends	—	—	(13,146)	—	(13,146)
Stock issuance from the acquisition of Metro Phoenix Bank	2,681	61,149	—	—	63,830
Share‑based compensation expense	10	1,894	—	—	1,904
Vesting of restricted stock	114	(114)	—	—	—
Balance as of December 31, 2022	19,992	$155,095	280,426	$(98,641)	356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	11,696	—	11,696
Other comprehensive income (loss)	—	—	—	24,986	24,986
Common stock repurchased	(375)	(6,263)	—	—	(6,638)
Common stock dividends	—	—	(14,965)	—	(14,965)
Share‑based compensation expense	18	1,610	—	—	1,628
Vesting of restricted stock	99	(99)	—	—	—
Balance as of December 31, 2023	19,734	150,343	272,705	(73,655)	369,127
Net income	—	—	17,780	—	17,780
Other comprehensive income (loss)	—	—	—	289	289
Common stock repurchased	(9)	(267)	—	—	(276)
Common stock dividends	—	—	(16,762)	—	(16,762)
Stock issuance from the acquisition of HMN Financial, Inc.	5,548	118,054	—	—	123,602
Share‑based compensation expense	—	1,650	—	—	1,650
Vesting of restricted stock	72	(72)	—	—	—
Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Operating Activities
Net income	$17,780	$11,696	$40,005
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	(3,983)	893	913
Provision for credit losses	18,141	2,057	—
Depreciation and amortization	9,842	8,525	8,467
Amortization and accretion of premiums/discounts on investment securities	1,499	2,047	3,387
Amortization of operating lease right-of-use assets	5,038	(15)	(229)
Share‑based compensation expense	1,650	1,628	1,904
Originations of loans held for sale	(305,019)	(296,831)	(604,763)
Proceeds on loans held for sale	309,905	302,252	653,302
Realized loss (gain) on loans sold	(8,995)	(7,323)	(11,616)
Servicing rights capitalized upon sale of mortgage loans	(224)	—	—
(Increase) in value of bank-owned life insurance	(862)	(877)	(835)
Realized loss (gain) on sale of premises and equipment	(3,941)	50	33
Realized loss (gain) on derivative instruments	(126)	365	2,006
Realized loss (gain) on sale of foreclosed assets	(1)	(17)	71
Realized loss (gain) on sale of investment securities	—	24,643	—
Realized loss (gain) on BOLI mortality	—	(1,196)	—
Change in fair value of mortgage servicing rights	(197)	—	—
Realized loss (gain) on servicing rights	—	(3)	(702)
Realized loss (gain) on sale of ESOP trustee line of business	—	(2,775)	—
Net change in:
Accrued interest receivable	(1,345)	(2,831)	(3,241)
Other assets	1,288	(5,676)	5,291
Accrued expenses and other liabilities	(11,490)	(7,728)	8,973
Net cash provided (used) by operating activities	28,960	28,884	102,966
Investing Activities
Proceeds from sales of trading investment securities	9,020	—	—
Purchases of trading investment securities	(11,757)	—	—
Proceeds from sales or calls of investment securities available-for-sale	130,415	171,758	—
Proceeds from maturities of investment securities available-for-sale	54,709	67,346	105,633
Purchases of investment securities available-for-sale	(98,350)	—	(95,600)
Proceeds from calls of investment securities held-to-maturity	613	242	963
Proceeds from maturities and paydowns of investment securities held-to-maturity	22,223	20,623	27,429
Net (increase) decrease in loans	(441,686)	(314,620)	(416,150)
Net (increase) decrease in FHLB stock	2,910	2,796	(15,556)
Net cash received (paid) for business combinations	8,610	—	101,511
Purchases of BOLI	(1,935)	—	—
Proceeds from BOLI mortality claim	—	2,828	—
Proceeds from sale of premises and equipment	7,460	—	—
Purchases of premises and equipment	(12,370)	(3,173)	(1,789)
Proceeds from sales of foreclosed assets	105	210	937
Net cash provided (used) by investing activities	(330,033)	(51,990)	(292,622)
Financing Activities
Net increase (decrease) in deposits	324,950	180,127	(358,752)
Net increase (decrease) in short-term borrowings	(76,810)	(63,910)	378,080
Repayments of long-term debt	—	—	(203)
Cash dividends paid on common stock	(15,445)	(14,822)	(12,800)
Repurchase of common stock	(276)	(6,638)	(738)
Net cash provided (used) by financing activities	232,419	94,757	5,587
Net change in cash and cash equivalents	(68,654)	71,651	(184,069)
Cash and cash equivalents at beginning of year	129,893	58,242	242,311
Cash and cash equivalents at end of year	$61,239	$129,893	$58,242

See Accompanying Notes to Consolidated Financial Statements

	Year ended
	December 31,
	2024	2023	2022
Supplemental Cash Flow Disclosures
Interest paid	$110,016	$72,644	$15,095
Income taxes paid	448	10,840	12,531
Cash dividends declared, not paid	5,073	3,757	3,615
Cash and cash equivalents acquired	—	—	101,696
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(73)	(195)	153
Premises and equipment transferred to other assets	2,086	—
Right-of-use assets obtained in exchange for new operating lease liabilities, net	9,373	1,868	4,266
Change in fair value hedges presented within residential real estate loans and other assets	98	(98)	—
Acquisitions
Noncash assets acquired	1,021,762	—	297,745
Liabilities assumed	(979,117)	—	(354,358)
Issuance of common stock for the acquisition	(123,602)	—	(64,019)
Net noncash acquired	(80,957)	—	(120,632)

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statement

NOTE 1 Significant Accounting Policies

Alerus Financial Corporation is a financial holding company organized under the laws of Delaware. Alerus Financial Corporation and its subsidiaries is a diversified financial services company headquartered in Grand Forks, North Dakota. Through its subsidiary, Alerus Financial, National Association, the Company provides innovative and comprehensive financial solutions to businesses and consumers through three distinct business lines – banking, retirement and benefit services, and wealth.

The Bank operates under a national charter and provides full banking services. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of Currency and the FDIC.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition related costs and restructuring costs are recognized as period expenses as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. Significant intercompany balances and transactions have been eliminated in consolidation.

In the normal course of business, the Company may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in or exert any control over any VIE, and thus no VIEs are included in the audited consolidated financial statements.

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

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At  December 31, 2024 and 2023, respectively, 16.7% and 20.3% of the Company’s loan portfolio consisted of C&I loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 (Loans and Allowance for Credit Losses) discusses the Company’s loan portfolio.

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

Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. Changes in fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income. Most of these securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees, executives, and directors.

Debt securities are classified as AFS, and are carried at estimated fair value with unrealized gains and losses reported in OCI. Realized gains (losses) on AFS debt securities are included in net gains (losses) on investment securities in OCI. Gains (losses) on sales of investment securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

For AFS debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in fair value below the amortized cost basis, or impairment, is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in OCI, net of applicable taxes. Credit-related impairment is recognized as an ACL related to AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings as an expense (credit) within the provision for credit losses on the consolidated statements of income. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale investment security or is required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. Accrued interest receivable is excluded from the estimate of credit losses.

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

As of December 31, 2024 and 2023, there was no ACL carried on the Company’s AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2024, 2023 and 2022. Refer to Note 5 (Investment Securities) for further discussion.

Certain debt securities that the Company has an intent to hold to maturity are classified as HTM, and recorded at amortized cost. Interest earned on HTM debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from AFS to HTM are made at fair value at the date of transfer. Unrealized holding gains and losses at the date of transfer are included in OCI and in the carrying value of HTM security and are amortized over the remaining life of the security.

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

There was $131 thousand and $213 thousand of ACL carried on the Company’s HTM debt securities as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, there were no permanent write-offs. Refer to Note 5 (Investment Securities) for further discussion.

Nonmarketable Equity Securities

Nonmarketable equity securities include the Bank’s required investments in the stock of the FHLB of Des Moines and the Federal Reserve Bank (the “FRB”). The Bank is a member of the FHLB as well as its regional FRB. Members are required to own a certain amount of stock based of the level of borrowing and other factors, and may invest in additional amounts. FHLB stock and FRB stock are carried at cost, classified as other assets, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

ACL on Loans

Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, effective January 1, 2023, the Company used a modified-prospective approach. Upon adoption, the Company recorded a cumulative-effective adjustment of $4.5 million reducing retained earnings, with a corresponding adjustment of $172 thousand increasing the ACL on HTM debt securities, $3.9 million increasing the ACL on loans, and $1.9 million increasing other liabilities for the ACL on off-balance sheet credit exposures.

Under the CECL accounting standard the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis or unpaid principal balance of loans held for investment to present the net amount expected to be collected.

The Company estimates the ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premium, discount and net deferred fees or costs, or unpaid principal balance for PCD loans, which is the sum of the purchase price, ACL, and discount or premium. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made the policy election to exclude accrued interest from the measurement of ACL.

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

Effective January 1, 2023, the Company adopted prospectively ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 provided guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, the Company evaluates all loan modifications made to borrowers experiencing financial difficulty according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. All loans previously recognized as a TDR will continue to be classified as such until the loan is paid off. Refer to Note 6 (Loans and Allowance for Credit Losses) for further discussion.

The ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow or expected loss (collectively loss driver models) approach to calculate the expected loss for each segment. Within the loss driver models, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions is derived using a combination of external data and internal historical default and loss experience.

As of  December 31, 2024, the primary macroeconomic drivers used within the loss driver models included forecasts of National Unemployment, changes in National GDP, and changes in the National Housing Price Index. These macroeconomic drivers may change from time to time as a result of management’s assessment of continued suitability of each factor.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the Federal Open Market Committee forecast and other publicly available forecasts from well recognized, leading economists or firms. External baseline forecasts are supplemented by an assessment of the likelihood of standard alternative scenarios occurring over the forecast period. The Company’s reasonable and supportable forecast period generally ranges from one to two years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to two years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of  December 31, 2024, except for the agricultural land and agricultural production which utilize static PD and LGD assumptions.

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

The Company's loan portfolio is segmented into 13 homogenous pools as follows based on the various risk profiles of the Company's loans:

●	Commercial & Industrial
●	CRE – Construction, Land & Development
●	CRE – Multifamily
●	CRE – Non-Owner Occupied
●	CRE – Owner Occupied
●	Agricultural – Land
●	Agricultural – Production
●	Residential – First Lien
●	Residential – Construction
●	Residential – HELOC
●	Residential – Junior Lien
●	Other Consumer
●	Paycheck Protection Program

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

The ACL on loans evaluation may also consider various qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, such as: actual or expected changes in economic trends and conditions, changes in the value of underlying collateral for loans, changes to lending policies, underwriting standards and/or management personnel performing such functions, delinquency and other credit quality trends, credit risk concentrations, if any, changes to the nature of the Company's business impacting the loan portfolio, and other external factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

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

The ACL on off balance sheet credit exposures is presented within accrued expenses and other liabilities on the consolidated balance sheet. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit related financial instruments was $7.5 million and $7.4 million as of December 31, 2024 and 2023, respectively.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2024, the Company believes it did not have any indications of potential impairment based on the estimated fair value of the reporting units.

Intangible assets determined to have definite lives are amortized over the remaining useful lives using either the sum-of-the-years digits or straight-line method. Intangible and other long-lived assets are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

Mortgage Banking

Residential real estate loans are originated for purposes of being held for investment and held for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when the asset has been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity. The Company records the gain on sale of the financial asset within mortgage banking income on the consolidated statements of income.

The Company generates mortgage servicing rights (“MSR”) from its mortgage banking business. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of the sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of mortgage banking income on the consolidated statements of income as of and for the year ended December 31, 2024. MSRs are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float, and inflation rate, ancillary income, prepayment speeds and default rates and losses.

MSRs were accounted for at the lower of amortized cost or fair value as of and for the years ended December 31, 2023 and 2022. MSRs were evaluated for impairment based upon the estimated fair value of the rights compared to amortized cost. Impairment was determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that estimated fair value was less than the capitalized amount for the tranche. If the Company later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the allowance was recorded as an increase to income.

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

Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend the lease terms. Upon commencement of a new lease, the Company will recognize a right-of-use (“ROU”) asset and a corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or the Company’s incremental borrowings rate for borrowing terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components, such as common area maintenance charges, real estate taxes and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

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

Transfers of Financial Assets and Participating Interests

Transfers of financial assets are accounted for as sales when control over assets has been surrendered or in the case of loan participation, a portion of the asset has been surrendered and meets the definition of a “participating interest.” Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the rights to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Should the transfer not meet these three criteria, the transaction is treated as a secured financing.

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

Noninterest Income

Specific guidelines are established for recognition of certain noninterest income components related to the Company’s audited consolidated financial statements. In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Wealth: Wealth income is earned from a variety of sources including trust administration and other related fiduciary services, custody, investment management and advisory services, and brokerage. Fees are based on the market value of the assets under management and are generally billed monthly in arrears and recognized monthly as the Company’s performance obligations are met. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Other related services are based on a fixed fee schedule and the revenue is recognized when the services are rendered, which is when the Company has satisfied its performance obligation.

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

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not incur any interest or penalties in 2024, 2023, and 2022.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2021.

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

NOTE 2 New Accounting Pronouncements

The following FASB ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of  December 31, 2024.

Adopted Pronouncements

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

The amendments in this update are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, and are applied on a retrospective basis. The Company adopted this ASU retrospectively as of and for the year ended December 31, 2024.

Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that the London Interbank Offered Rate (“LIBOR”) reference or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, the FASB issued ASU 2021-01. Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for a portion of the Company’s available-for-sale securities, derivative contracts, subordinated notes payable, junior subordinated debentures, and approximately 5.3% of the Company’s loans, as of  December 31, 2024.

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

NOTE 3 Business Combinations

MPB BHC, Inc.

On July 1, 2022, the Company acquired MPB BHC, Inc., the holding company for Metro Phoenix Bank located in Phoenix, Arizona, for a total purchase price of $64.0 million in a stock-for-stock transaction. The primary reasons for the acquisition were to expand the Company’s operations in the Phoenix MSA and grow the size of the Company’s business. As part of the transaction, $7.6 million was allocated to a customer deposit intangible and $15.1 million to goodwill, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s banking segment. The purchase consisted of $270.4 million in loans and $353.7 million in deposits. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimate fair values indicated in the following table:

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

As part of the acquisition of MPB and its subsidiary, Metro Phoenix Bank, the Company acquired loans that displayed evidence of deterioration of credit quality since origination and the Company believed it to be probable that all contractually required payments would not be collected. The carrying amounts and contractually required payments of these loans, which are included in the loan balances in Note 6 (Loans and Allowance for Credit Losses) as of December 31, 2022, were as follows:

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

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2022 and 2021, as if MPB had been acquired on January 1, 2021. This unaudited pro forma information combines the historical results of MPB with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Formas (unaudited)
	for the years ended December 31,
(dollars in thousands)	2022	2021
Net interest income after provision for credit losses	$107,172	$104,087
Noninterest income	112,755	151,499
Noninterest expense	166,476	178,337
Net income (after tax)	40,784	58,585

HMN Financial, Inc.

On October 9, 2024, the Company completed the acquisition of 100% of the outstanding stock of HMN Financial, Inc. (Nasdaq: HMNF) and its wholly owned subsidiary, Home Federal Savings Bank (together, “Home Federal”), for a total purchase price of $123.6 million in common stock. As a result of the transaction, HMNF merged with and into Alerus Financial Corporation, and Home Federal Savings Bank merged with and into Alerus Financial, National Association. The acquisition enhances and extends the Company's presence in southern Minnesota. In connection with the acquisition, the Company issued 5.55 million shares of its common stock and acquired approximately $1.1 billion of identifiable assets. Goodwill of $38.9 million was recognized as a result of the merger and is not amortizable or deductible for tax purposes. The effects of the acquired assets and liabilities have been included in the consolidated financial statements since that date. As a result of the full integration of the operations of Home Federal, it is not practicable to determine all revenue or net income included in the Company's operating results relating to Home Federal since the date of acquisition as Home Federal results cannot be separately identified.

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value based on management's best estimates using information available at the date of the acquisition and these estimates are subject to adjustment based on updated information not available at the time of the acquisition. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with Home Federal. Accrued income taxes and deferred taxes associated with the Home Federal acquisition were recorded on a provisional basis and could vary from the actual recorded balance and tax provisions when returns are finalized.

Direct costs related to the acquisition were expensed as incurred. Acquisition integration-related expenses were $10.0 million during the year ended December 31, 2024. There were no merger and acquisition expenses during the year ended December 31, 2023. These amounts were included within professional fees and assessments on the consolidated statements of income and are included in operating activities in the consolidated statements of cash flows.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

	As recorded by	Fair Value	As recorded by
(dollars in thousands)	HMN Financial, Inc.	Adjustments	the Company
Assets
Cash and cash equivalents	$8,610	$—	$8,610
Investment securities available-for-sale	189,145	22	189,167
Loans held for sale	1,057	—	1,057
Net loans	856,164	(70,725)	785,439
Land premises and equipment, net	15,932	2,096	18,028
Operating lease right-of-use assets	1,070	186	1,256
Accrued interest receivable	3,030	—	3,030
Core deposit intangible	—	33,500	33,500
Servicing rights	2,662	2,783	5,445
Deferred income taxes, net	7,234	7,170	14,404
Other assets	4,623	(687)	3,936
Total assets	1,089,527	(25,655)	1,063,872
Liabilities
Deposits	957,627	222	957,849
Short-term borrowings	1,600	—	1,600
Operating lease liabilities	1,104	352	1,456
Accrued expenses and other liabilities	22,646	(4,434)	18,212
Total liabilities	982,977	(3,860)	979,117
Excess assets over liabilities	$106,550	$(21,795)	84,755
Stock issued for HMNF			123,602
Cash paid for HMNF			4
Total goodwill recorded			$38,851

The Company determined the fair value of the assets and liabilities acquired with the assistance of third-party specialists. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and cash equivalents

The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities available-for-sale

Fair values for AFS securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Net loans

A valuation of the loans portfolio was performed by a third party as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for interest rate risk, required equity return, servicing, credit, and liquidity risk. The loans portfolio was segmented into two groups including PCD loans and non-PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, interest rates, term to maturity, delinquency status, and collateral type. Non-PCD loans did not include any loans more than 60 days delinquent or any non-accrual status loans. Non-PCD loan pools were valued using a discounted cash flow analysis, based on the cash flows projected for each loan pool. The PCD loans were valued at the individual loan level or pooled with similar characteristics as non-PCD pooled loans. Individually valued PCD loans were valued using loan-level probability of default and loss given default estimates, reflecting the individual collateral position and circumstances of each loan. The fair value of pooled loans were calculated using a discounted cash flow analysis to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. The discount rate utilized to analyze fair value considered projected future interest rates based on forward rates, a spread over the forward curve, spreads for estimated servicing costs and illiquidity. The discounted cash flow approach models the credit losses directly in the projected cash flows. The Company estimated the credit risks and principal losses of the loans using the Company’s assumptions of probability of default, loss given default, and foreclosures.

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as credit loss expense (or reversal of credit loss expense) arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective or individual basis is allocated to individual assets to appropriately allocate any non-credit discount or premium. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “day 1 amortized cost.” Non-PCD loans will have an allowance established on the acquisition date, which is recognized as an expense through the provision for credit losses. A day 1 allowance for credit losses on non-PCD loans of $7.3 million was recorded through the provision for loan losses within the consolidated statements of income. The following table provides details related to the fair value of acquired PCD loans:

(dollars in thousands)	PCD Loans
Par value of PCD loans at acquisition	$173,922
Allowance for credit losses at acquisition	10,151
Discount at acquisition	(31,313)
Fair value of PCD loans at acquisition	$152,760

Land, premises and equipment

The fair values of land, premises and equipment are based on a combination of sales comparison approach and cost approach, using third-party appraisals and other analysis of value for land and premises.

Core deposit intangible

Core deposit intangible assets were determined using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. The core deposit intangible represents the costs saved by the Company between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. These costs are amortized using the sum of the years digits method over the estimated useful life of 10 years for the related deposits.

Deposits

The fair values for time deposits were estimated using a discounted cash flow analysis as no active trading market exists with which to obtain pricing on comparable financial instruments. The projected cash flows included assumptions of interest paid at maturity and no early withdrawals. The time deposits were combined based on maturity into cash flow buckets, and an average interest rate for each bucket was used in conjunction with the months to maturity to project the cash flows required to settle the time deposits upon maturity. The projected cash flows were discounted using a discount rate curve to reflect current market rates at the acquisition date which included the acquired time deposit rates prior to acquisition, rate sheets for the acquired time deposits, and FHLB advance rates as of the acquisition date. For transactional deposits, carrying amounts approximate fair value.

Accrued expenses and other liabilities

Accrued expenses and other liabilities include items such as accrued interest payable, accounts payable, accrued liabilities, and other miscellaneous liabilities. For all accrued expenses and other liabilities it was determined that the carrying value equals book value, except for accrued liabilities related to contract terminations. Contract termination accrued liabilities were not assumed by the Company as part of the business combination with HMNF, and were recorded separately in the postcombination period in accordance with the acquisition method of accounting.

Supplemental Pro Forma Financial Information (Unaudited)

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2024 and 2023, as if Home Federal had been acquired on January 1, 2023. This unaudited pro forma information combines the historical results of Home Federal with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Pro Formas (unaudited)
	for the years ended December 31,
(dollars in thousands)	2024	2023
Net interest income after provision for credit losses	$118,367	$134,492
Noninterest income	121,765	88,510
Noninterest expense	203,542	186,020
Net income (after tax)	28,159	26,981

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. There was no amount of required reserve balances at  December 31, 2024 and 2023. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $25.5 million and $101.0 million at  December 31, 2024 and 2023, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

As of December 31, 2024, the fair value of the Company’s trading securities was $3.3 million. There were no trading securities as of  December 31, 2023.

The following tables present amortized cost, gross unrealized gains and losses, ACL, and fair value of the AFS investment securities and HTM investment securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$30,691	$18	$(2)	$—	$30,707
Mortgage backed securities
Residential agency	596,510	1	(92,805)	—	503,706
Commercial	1,350	—	(99)	—	1,251
Asset backed securities	19	—	—	—	19
Corporate bonds	57,986	—	(5,616)	—	52,370
Total available-for-sale investment securities	686,556	19	(98,522)	—	588,053
Held-to-maturity
Obligations of state and political agencies	119,623	—	(11,638)	77	107,985
Mortgage backed securities
Residential agency	156,093	—	(27,092)	54	129,001
Total held-to-maturity investment securities	275,716	—	(38,730)	131	236,986
Total investment securities	$962,272	$19	$(137,252)	$131	$825,039

	December 31, 2023
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$1,119	$4	$(3)	—	$1,120
Mortgage backed securities
Residential agency	524,140	1	(88,547)	—	435,594
Commercial	1,476	—	(123)	—	1,353
Asset backed securities	26	—	(1)	—	25
Corporate bonds	57,993	—	(9,349)	—	48,644
Total available-for-sale investment securities	584,754	5	(98,023)	—	486,736
Held-to-maturity
Obligations of state and political agencies	129,603	—	(12,613)	114	116,990
Mortgage backed securities
Residential agency	170,125	—	(28,498)	99	141,627
Total held-to-maturity investment securities	299,728	—	(41,111)	213	258,617
Total investment securities	$884,482	$5	$(139,134)	$213	$745,353

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of  December 31, 2024 represent a credit loss impairment. As of both  December 31, 2024 and 2023, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions; however, all bonds had an investment grade rating as of both  December 31, 2024 and 2023. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss given default analysis, an ACL was established in the amount of $131 thousand and $213 thousand as of  December 31, 2024 and 2023, respectively.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of  December 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $1.3 million, respectively. As of December 31, 2023, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.5 million and $1.4 million, respectively.

Proceeds from the sale of AFS securities for the years ended December 31, 2024, 2023, and 2022 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Proceeds	$130,415	$171,758	$—
Realized gains	—	—	—
Realized losses	—	(24,643)	—

During the years ended  December 31, 2024, 2023 and 2022, there were no sales of HTM securities.

The following table presents investment securities with gross unrealized losses, for which an ACL has not been recorded at  December 31, 2024 and 2023, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		December 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$—	$—	$(2)	$327	$(2)	$327
Mortgage backed securities
Residential agency	124	(1,715)	116,800	(91,090)	386,864	(92,805)	503,664
Commercial	1	—	—	(99)	1,251	(99)	1,251
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(5,616)	52,370	(5,616)	52,370
Total available-for-sale investment securities	141	$(1,715)	$116,800	$(96,807)	$440,830	$(98,522)	$557,630

		December 31, 2023
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$(3)	$489	$—	$—	$(3)	$489
Mortgage backed securities
Residential agency	112	—	43	(88,547)	435,505	(88,547)	435,548
Commercial	1	—	—	(123)	1,353	(123)	1,353
Asset backed securities	3	—	—	(1)	25	(1)	25
Corporate bonds	12	—	—	(9,349)	48,644	(9,349)	48,644
Total available-for-sale investment securities	129	$(3)	$532	$(98,020)	$485,527	$(98,023)	$486,059

As of December 31, 2024 and 2023, none of the Company’s HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during years ended December 31, 2024, 2023 and 2022.

The following table presents amortized cost and fair value of AFS investment securities and the carrying value and fair value of HTM investment securities at December 31, 2024, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,801	$6,730	$14,976	$14,980
Due after one year through five years	54,832	50,924	16,710	16,622
Due after five years through ten years	48,016	41,694	57,990	52,374
Due after 10 years	9,974	8,637	370	371
	119,623	107,985	90,046	84,347
Mortgage-backed securities
Residential agency	156,093	129,001	596,510	503,706
Total investment securities	$275,716	$236,986	$686,556	$588,053

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $340.2 million and $250.0 million, were pledged at  December 31, 2024 and 2023, respectively, to secure public deposits and for other purposes required or permitted by law.

As of December 31, 2024 and 2023, the carrying value of the Company’s Federal Reserve Bank stock and FHLB of Des Moines stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Federal Reserve	$7,519	$4,623
FHLB	13,656	16,566

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of  December 31, 2024, the conversion ratio was 1.5653. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,838 Class A equivalents) that the Company owned as of December 31, 2024 and 2023, were carried at a zero cost basis.

NOTE 6 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Commercial
Commercial and industrial	$666,727	$562,180
Commercial real estate
Construction, land and development	294,677	124,034
Multifamily	363,123	245,103
Non-owner occupied	967,025	569,354
Owner occupied	371,418	271,623
Total commercial real estate	1,996,243	1,210,114
Agricultural
Land	61,299	40,832
Production	63,008	36,141
Total agricultural	124,307	76,973
Total commercial	2,787,277	1,849,267
Consumer
Residential real estate
First lien	921,019	697,900
Construction	33,547	28,979
HELOC	162,509	118,315
Junior lien	44,060	35,819
Total residential real estate	1,161,135	881,013
Other consumer	44,122	29,303
Total consumer	1,205,257	910,316
Total loans	$3,992,534	$2,759,583

Total loans include net deferred loan fees and costs of $1.1 million and $0.2 million at  December 31, 2024 and 2023, respectively. Unearned discounts associated with bank acquisitions totaled $70.6 million and $5.1 million as of December 31, 2024 and 2023, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $16.4 million at December 31, 2024 and $12.2 million at December 31, 2023.

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

●

The adequacy of the ACL is overseen by the ACL Governance Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking. The ACL Governance Committee supports the oversight efforts of the Bank’s Board of Directors.

●

The Bank’s Board of Directors has approval authority and responsibility for all matters regarding loan policy, reviews all loans approved or declined by the Loan Committee, approves lending authority and monitors asset quality and concentration levels.

●	The ACL Governance Committee and Bank Board of Directors has approval authority and oversight responsibility for the ACL adequacy and methodology.

Loans with a carrying value of $2.9 billion and $1.6 billion were pledged at  December 31, 2024 and 2023, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

Segmentation

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of  December 31, 2024, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

Commercial Real Estate – Construction, Land & Development: Construction, Land & Development commercial estate loans primarily consists of loans to CRE construction projects until they are completed. The construction projects are for real property that may include, but are not limited to multifamily residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Construction, Land & Development CRE loans are typically written with interest only, variable rate, multi advance structures. Collateral values are determine based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Multifamily: Multifamily commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Multifamily CRE loans consist of mortgage loans to finance investments in real property including multifamily residential properties, CRE loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Non-Owner Occupied: Non-owner occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non owner occupied CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. CRE loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan to value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate – Owner Occupied: Generally, owner occupied CRE loans are properties that are owned and operated by the borrower, and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower's business. Owner occupied CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, restaurants, educational and medical practice facilities and other specific use properties. CRE loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan to value ratios at origination are governed by established policy and regulatory guidelines.

Agricultural – Land: Agricultural loans include loans secured by farmland. Farmland includes purposes such as crop and livestock production. Farmland loans are typically written with amortizing payment structures. Collateral values for farmland are determined based upon appraisals and evaluations in accordance with established policy guidelines and maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Agricultural – Production: Agricultural loans include loans for agricultural production. Agricultural production loans are for the purpose of financing working capital and/or capital investment for agriculture production activities. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate in applicable. Agricultural production loans are primarily paid by the operating cash flow of the borrower. Agricultural production loans may be secured or unsecured.

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

Residential – Junior Lien: Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines. Collateral consists of junior mortgage liens on one to four family residences, including for investment purposes.

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

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL for the three years ending December 31, 2024, 2023, and 2022:

	Year ended December 31, 2024
	Beginning	ACL on PCD	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Acquired Loans	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$92	$1,598	$(3,727)	$502	$8,170
Commercial real estate
Construction, land and development	6,135	1,595	8,547	—	—	16,277
Multifamily	1,776	1,154	1,786	—	—	4,716
Non-owner occupied	7,726	5,682	3,105	—	—	16,513
Owner occupied	2,449	705	263	(237)	46	3,226
Total commercial real estate	18,086	9,136	13,701	(237)	46	40,732
Agricultural
Land	96	229	252	—	20	597
Production	84	386	180	(26)	7	631
Total agricultural	180	615	432	(26)	27	1,228
Total commercial	27,971	9,843	15,731	(3,990)	575	50,130
Consumer
Residential real estate
First lien	6,087	219	615	—	—	6,921
Construction	485	34	(162)	—	—	357
HELOC	835	23	500	(19)	—	1,339
Junior lien	264	19	1,023	(638)	74	742
Total residential real estate	7,671	295	1,976	(657)	74	9,359
Other consumer	201	13	382	(186)	30	440
Total consumer	7,872	308	2,358	(843)	104	9,799
Total	$35,843	$10,151	$18,089	$(4,833)	$679	$59,929

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($81) thousand related to off-balance sheet credit exposure and $133 thousand related to investment securities held-to-maturity.

	Year ended December 31, 2023
	Beginning	Adoption	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,690	$(535)	$827	$(436)	$1,159	$9,705
Commercial real estate
Construction, land and development	1,458	2,551	1,875	—	251	6,135
Multifamily	1,062	(162)	876	—	—	1,776
Non-owner occupied	7,543	1,344	(1,161)	—	—	7,726
Owner occupied	4,188	(1,324)	(459)	—	44	2,449
Total commercial real estate	14,251	2,409	1,131	—	295	18,086
Agricultural
Land	281	(86)	(100)	—	1	96
Production	250	(76)	(90)	—	—	84
Total agricultural	531	(162)	(190)	—	1	180
Total commercial	23,472	1,712	1,768	(436)	1,455	27,971
Consumer
Residential real estate
First lien	5,495	1,800	(1,201)	(9)	2	6,087
Construction	345	468	(328)	—	—	485
HELOC	951	59	(214)	(40)	79	835
Junior lien	352	(85)	24	(77)	50	264
Total residential real estate	7,143	2,242	(1,719)	(126)	131	7,671
Other consumer	531	(97)	(274)	(51)	92	201
Total consumer	7,674	2,145	(1,993)	(177)	223	7,872
Total	$31,146	$3,857	$(225)	$(613)	$1,678	$35,843

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $2.2 million related to off-balance sheet credit exposure and $40 thousand related to investment securities held-to-maturity.

	Year ended December 31, 2022
	Beginning	Provision for	Loan	Loan	Ending
	Balance	Loan Losses	Charge-offs	Recoveries	Balance
(dollars in thousands)
Commercial
Commercial and industrial	$9,218	$950	$(1,396)	$461	$9,233
Real estate construction	810	551	—	76	1,437
Commercial real estate	12,778	(151)	—	134	12,761
Total commercial	22,806	1,350	(1,396)	671	23,431
Consumer
Residential real estate first mortgage	6,874	(1,017)	—	—	5,857
Residential real estate junior lien	1,380	(344)	—	282	1,318
Other revolving and installment	512	11	(153)	170	540
Total consumer	8,766	(1,350)	(153)	452	7,715
Total	$31,572	$—	$(1,549)	$1,123	$31,146

The ACL on loans at December 31, 2024, was $59.9 million, an increase of $24.1 million, or 67.2%, since December 31, 2023. The increase was primarily due to the acquisition of HMNF, which resulted in an additional ACL on PCD acquired loans of $10.2 million and a day one provision for credit losses on non-PCD acquired loans of $7.3 million. In the second quarter of 2024, the Company completed a periodic assessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating the ACL on loans. Refreshed assumptions were incorporated and did not result in any material changes to the methodology. As of December 31, 2024 and 2023, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic (loss) drivers: As of December 31, 2024 and 2023, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period:

●	Commercial & Industrial – National Unemployment; Change in National GDP
●	CRE – Construction, Land & Development – National Unemployment; Change in National GDP
●	CRE – Multifamily – National Unemployment; Change in National GDP
●	CRE – Non-Owner Occupied – National Unemployment; Change in National GDP
●	CRE – Owner Occupied – National Unemployment; Change in National GDP
●	Agricultural Land – (None)
●	Agricultural Production – (None)
●	Residential – 1st Lien – National Unemployment; Change in National Home Price Index (“HPI”)
●	Residential – Construction – National Unemployment; Change in National HPI
●	Residential – HELOC – National Unemployment; Change in National HPI
●	Residential – Junior Lien – National Unemployment; Change in National HPI
●	Consumer – National Unemployment; Change in National GDP
●	Paycheck Protection Program – (None)

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all C&I and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Property type coding is used for investment real estate. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of  December 31, 2024 and 2023.

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

The Company assigns a risk rating to all commercial loans, except pools of homogeneous loans, and performs detailed internal and external reviews of risk rated loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, completes stress testing of economic factors and evaluates the estimated fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan.

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

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of  December 31, 2024:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$209,001	$141,028	$61,254	$34,645	$38,342	$36,136	$111,194	$631,600
Special mention	1,367	495	3,286	2,239	5,575	1	1,651	14,614
Substandard	—	12,663	220	780	3,154	2,447	1,198	20,462
Doubtful	—	—	—	—	—	51	—	51
Subtotal	$210,368	$154,186	$64,760	$37,664	$47,071	$38,635	$114,043	$666,727
Gross charge-offs for the year ended	$—	$218	$2	$397	$2,768	$342	$—	$3,727
CRE − Construction, land and development
Pass	$97,244	$112,845	$40,890	$1,560	$517	$1,187	$2,801	$257,044
Special mention	—	—	172	—	—	—	—	172
Substandard	5,406	—	31,585	—	—	170	300	37,461
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,650	$112,845	$72,647	$1,560	$517	$1,357	$3,101	$294,677
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$35,112	$62,982	$138,698	$33,782	$33,157	$32,204	$—	$335,935
Special mention	—	—	7,644	272	1,241	—	—	9,157
Substandard	—	—	—	—	17,732	299	—	18,031
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$35,112	$62,982	$146,342	$34,054	$52,130	$32,503	$—	$363,123
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$189,068	$149,368	$223,349	$98,309	$71,432	$188,617	$1,709	$921,852
Special mention	—	—	1,694	8,603	—	4,148	4,195	18,640
Substandard	—	—	—	7,767	6,347	12,419	—	26,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$189,068	$149,368	$225,043	$114,679	$77,779	$205,184	$5,904	$967,025
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$63,721	$41,918	$60,788	$44,957	$38,941	$91,804	$1,652	$343,781
Special mention	451	—	—	937	2,981	2,735	—	7,104
Substandard	—	311	3,023	2,694	—	13,538	967	20,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$64,172	$42,229	$63,811	$48,588	$41,922	$108,077	$2,619	$371,418
Gross charge-offs for the year ended	$—	$12	$97	$—	$—	$128	$—	$237
Agricultural − Land
Pass	$10,496	$8,864	$14,369	$5,840	$5,103	$8,473	$120	$53,265
Special mention	69	1,612	3,275	—	—	—	—	4,956
Substandard	—	303	2,166	—	609	—	—	3,078
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,565	$10,779	$19,810	$5,840	$5,712	$8,473	$120	$61,299
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$10,445	$6,440	$4,356	$724	$1,121	$582	$34,527	$58,195
Special mention	130	704	—	—	420	—	1,518	2,772
Substandard	—	—	1,987	—	—	54	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,575	$7,144	$6,343	$724	$1,541	$636	$36,045	$63,008
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$26	$—	$26
Residential real estate − First lien
Performing	$49,414	$144,460	$226,993	$251,006	$127,200	$118,958	$—	$918,031
Nonperforming	—	576	—	744	12	1,656	—	2,988
Subtotal	$49,414	$145,036	$226,993	$251,750	$127,212	$120,614	$—	$921,019
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$19,229	$6,449	$1,900	$1,289	$—	$—	$—	$28,867
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$19,229	$6,449	$6,580	$1,289	$—	$—	$—	$33,547
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$3,290	$5,558	$6,217	$1,622	$939	$2,717	$140,707	$161,050
Nonperforming	—	35	—	—	—	74	1,350	1,459
Subtotal	$3,290	$5,593	$6,217	$1,622	$939	$2,791	$142,057	$162,509
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$19	$—	$19
Residential real estate − Junior lien
Performing	$7,762	$11,557	$9,553	$4,990	$2,760	$4,178	$50	$40,850
Nonperforming	1,775	—	300	108	—	1,027	—	3,210
Subtotal	$9,537	$11,557	$9,853	$5,098	$2,760	$5,205	$50	$44,060
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$638	$—	$638
Other consumer
Performing	$9,618	$4,695	$4,853	$502	$2,541	$4,069	$17,505	$43,783
Nonperforming	—	11	272	—	7	49	—	339
Subtotal	$9,618	$4,706	$5,125	$502	$2,548	$4,118	$17,505	$44,122
Gross charge-offs for the year ended	$—	$8	$3	$150	$4	$21	$—	$186
Total loans	$713,598	$712,874	$853,524	$503,370	$360,131	$527,593	$321,444	$3,992,534
Gross charge-offs for the year ended	$—	$238	$102	$547	$2,772	$1,174	$—	$4,833

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$189,643	$83,233	$66,837	$62,367	$31,859	$14,879	$83,522	$532,340
Special mention	—	—	—	—	—	—	—	—
Substandard	464	4,844	236	6,328	94	2,513	15,361	29,840
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$190,107	$88,077	$67,073	$68,695	$31,953	$17,392	$98,883	$562,180
Gross charge-offs for the year ended	$39	$—	$49	$11	$247	$90	$—	$436
CRE − Construction, land and development
Pass	$29,902	$57,944	$14,326	$122	$—	$952	$121	$103,367
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20,667	—	—	—	—	—	20,667
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$29,902	$78,611	$14,326	$122	$—	$952	$121	$124,034
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$71,994	$67,368	$16,637	$48,643	$24,581	$15,435	$135	$244,793
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	310	—	310
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$71,994	$67,368	$16,637	$48,643	$24,581	$15,745	$135	$245,103
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$154,813	$127,550	$79,046	$62,857	$69,269	$69,680	$5,121	$568,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	875	143	—	1,018
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$154,813	$127,550	$79,046	$62,857	$70,144	$69,823	$5,121	$569,354
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$39,030	$55,337	$41,623	$36,339	$22,340	$66,574	$2,538	$263,781
Special mention	—	—	—	—	—	262	—	262
Substandard	—	587	2,872	—	2,815	1,306	—	7,580
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$39,030	$55,924	$44,495	$36,339	$25,155	$68,142	$2,538	$271,623
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,424	$15,294	$4,721	$5,958	$672	$7,763	$—	$40,832
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$7,890	$5,858	$854	$1,904	$2,744	$174	$16,717	$36,141
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$61,201	$190,749	$217,146	$108,100	$33,102	$87,213	$284	$697,795
Nonperforming	—	—	—	—	—	105	—	105
Subtotal	$61,201	$190,749	$217,146	$108,100	$33,102	$87,318	$284	$697,900
Gross charge-offs for the year ended	$—	$—	$9	$—	$—	$—	$—	$9
Residential real estate − Construction
Performing	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$10,978	$16,428	$1,573	$—	$—	$—	$—	$28,979
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$7,470	$6,835	$789	$1,184	$308	$1,341	$100,388	$118,315
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$40	$—	$40
Residential real estate − Junior lien
Performing	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$50	$34,038
Nonperforming	—	—	—	—	—	—	1,781	1,781
Subtotal	$10,938	$8,820	$5,157	$3,673	$1,461	$3,939	$1,831	$35,819
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$77	$—	$77
Other consumer
Performing	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,320	$6,395	$980	$4,489	$1,554	$952	$9,613	$29,303
Gross charge-offs for the year ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$596,067	$667,909	$452,797	$341,964	$191,674	$273,541	$235,631	$2,759,583
Gross charge-offs for the year ended	$43	$2	$58	$42	$253	$215	$—	$613

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

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2024 and 2023, respectively:

	December 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$654,073	$903	$133	$8,400	$3,218	$666,727
Commercial real estate
Construction, land and development	264,633	—	—	—	30,044	294,677
Multifamily	363,123	—	—	—	—	363,123
Non-owner occupied	961,808	—	—	—	5,217	967,025
Owner occupied	369,176	225	—	—	2,017	371,418
Total commercial real estate	1,958,740	225	—	—	37,278	1,996,243
Agricultural
Land	60,690	—	—	—	609	61,299
Production	62,269	87	—	—	652	63,008
Total agricultural	122,959	87	—	—	1,261	124,307
Total commercial	2,735,772	1,215	133	8,400	41,757	2,787,277
Consumer
Residential real estate
First lien	915,167	2,104	707	53	2,988	921,019
Construction	28,867	—	—	—	4,680	33,547
HELOC	160,430	169	450	—	1,460	162,509
Junior lien	40,454	396	—	—	3,210	44,060
Total residential real estate	1,144,918	2,669	1,157	53	12,338	1,161,135
Other consumer	43,651	103	30	—	338	44,122
Total consumer	1,188,569	2,772	1,187	53	12,676	1,205,257
Total	$3,924,341	$3,987	$1,320	$8,453	$54,433	$3,992,534

	December 31, 2023
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$554,602	$844	$—	$139	$6,595	$562,180
Commercial real estate
Construction, land and development	124,034	—	—	—	—	124,034
Multifamily	245,103	—	—	—	—	245,103
Non-owner occupied	569,267	87	—	—	—	569,354
Owner occupied	270,467	41	—	—	1,115	271,623
Total commercial real estate	1,208,871	128	—	—	1,115	1,210,114
Agricultural
Land	40,832	—	—	—	—	40,832
Production	36,061	80	—	—	—	36,141
Total agricultural	76,893	80	—	—	—	76,973
Total commercial	1,840,366	1,052	—	139	7,710	1,849,267
Consumer
Residential real estate
First lien	695,807	901	554	—	638	697,900
Construction	28,979	—	—	—	—	28,979
HELOC	117,540	597	—	—	178	118,315
Junior lien	35,680	69	—	—	70	35,819
Total residential real estate	878,006	1,567	554	—	886	881,013
Other consumer	29,086	170	47	—	—	29,303
Total consumer	907,092	1,737	601	—	886	910,316
Total	$2,747,458	$2,789	$601	$139	$8,596	$2,759,583

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of December 31, 2024 and 2023:

	As of December 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,952	$3,218	$8,400
Commercial real estate
Construction, land and development	24,638	30,044	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,706	2,017	—
Total commercial real estate	31,561	37,278	—
Agricultural
Land	609	609	—
Production	652	652	—
Total agricultural	1,261	1,261	—
Total commercial	35,774	41,757	8,400
Consumer
Residential real estate
First lien	2,614	2,988	53
Construction	4,680	4,680	—
HELOC	—	1,460	—
Junior lien	2,696	3,210	—
Total residential real estate	9,990	12,338	53
Other consumer	—	338	—
Total consumer	9,990	12,676	53
Total	$45,764	$54,433	$8,453

	December 31, 2023
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$79	$6,595	$139
Commercial real estate
Construction, land and development	—	—	—
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	95	1,115	—
Total commercial real estate	95	1,115	—
Agricultural
Land	—	—	—
Production	—	—	—
Total agricultural	—	—	—
Total commercial	174	7,710	139
Consumer
Residential real estate
First lien	632	638	—
Construction	—	—	—
HELOC	115	178	—
Junior lien	70	70	—
Total residential real estate	817	886	—
Other consumer	—	—	—
Total consumer	817	886	—
Total	$991	$8,596	$139

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2024, 2023, and 2022 is estimated to have been $4.8 million, $0.5 million, and $0.2 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual. As a result, the Company did not record any interest income on its nonaccrual loans for the years ended years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans; was $16.4 million and $12.2 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine credit losses, and the related ACL allocated to these loans, as of  December 31, 2024:

	As of December 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$275	$—	$3,160	$4
Commercial real estate
Construction, land and development	30,044	—	—	30,044	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	37,197	—	—	37,197	4,993
Agricultural
Land	609	—	—	609	—
Production	—	652	—	652	—
Total agricultural	609	652	—	1,261	—
Total commercial	40,691	927	—	41,618	4,997
Consumer
Residential real estate
First lien	2,514	—	—	2,514	7
Construction	4,680	—	—	4,680	—
HELOC	1,366	—	—	1,366	252
Junior lien	3,105	—	—	3,105	330
Total residential real estate	11,665	—	—	11,665	589
Other consumer	—	—	289	289	50
Total consumer	11,665	—	289	11,954	639
Total	$52,356	$927	$289	$53,572	$5,636

	As of December 31, 2023
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$6,124	$—	$—	$6,124	$2,384
Commercial real estate
Construction, land and development	—	—	—	—	—
Multifamily	—		—	—	—
Non-owner occupied	—		—	—	—
Owner occupied	695		96	791	601
Total commercial real estate	695	—	96	791	601
Agricultural
Land	—	—	—	—	—
Production	—	—	—	—	—
Total agricultural	—	—	—	—	—
Total commercial	6,819	—	96	6,915	2,985
Consumer
Residential real estate
First lien	638	—	—	638	3
Construction	—		—	—	—
HELOC	64	22	—	86	—
Junior lien	70	—	93	163	6
Total residential real estate	772	22	93	887	9
Other consumer	—	—	—	—	—
Total consumer	772	22	93	887	9
Total	$7,591	$22	$189	$7,802	$2,994

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company evaluates all loan modifications in accordance with ASU 2022-02. Under ASU 2022-02, a loan is evaluated to consider whether the loan, as modified, represents a new loan or is a continuation of an existing loan.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified with the intention to minimize future losses and improve collectability. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications.

The following table presents the amortized cost basis of loans as of December 31, 2024, by class of type of modification, that were both experiencing financial difficulty and modified during the year ended December 31, 2024. There were no loans that were modified to borrowers experiencing financial difficulty during the year ended December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable as of  December 31, 2024, is also presented below:

					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
CRE − Construction, land and development	$24,638	$—	$—	$—	$—	$3,840	9.7%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024:

	Weighted Average		Weighted Average
	Interest Rate	Principal	Term Extension
(dollars in thousands)	Reduction	Forgiveness	(Years)
CRE − Construction, land and development	2.4%	$—	1.4

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the years ended  December 31, 2024 and 2023, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at  December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Land (1)	$7,155	$4,542
Buildings and improvements (1)	36,961	28,172
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	38,540	34,086
	85,313	69,457
Less accumulated depreciation	(45,533)	(51,517)
Total	$39,780	$17,940

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 amounted to $3.0 million, $2.5 million, and $3.0 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

As of December 31, 2024 and 2023, goodwill totaled $85.6 million and $46.8 million, respectively.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Banking	$74,111	$35,260
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$46,783

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$41,423	$(33,736)	$7,687	$41,423	$(29,959)	$11,464
Core deposit intangible assets	41,092	(4,897)	36,195	7,592	(1,898)	5,694
Total intangible assets	$82,515	$(38,633)	$43,882	$49,015	$(31,857)	$17,158

Aggregate amortization expense for the years ended December 31, 2024, 2023, and 2022 was $6.8 million, $5.3 million, and $4.8 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2025	$10,511
2026	7,569
2027	6,389
2028	5,516
2029	4,512
Thereafter	9,385
Total	$43,882

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $728.5 million and $190.0 million at  December 31, 2024 and 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure MSRs at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value as of and for the years ended December 31, 2023 and 2022.

The following table presents the changes in fair value of the Company’s MSR portfolio for the year ended December 31, 2024:

Year ended
December 31,
(dollars in thousands)	2024
Balance at beginning of period	$2,052
Servicing assets acquired in business combination	5,445
Additions from loans sold with servicing rights retained	224
Change in fair value	197
Balance at end of period	$7,918

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Servicing Assets:
Balance at beginning of period	$2,643	$1,880
Additions, net of valuation reserve (1)	300	1,538
Amortization (2)	(595)	(524)
Balance at end of period	2,348	2,894
Less valuation reserve (3)	(296)	(251)
Balance at end of period, net of valuation reserve	$2,052	$2,643
Fair value, beginning of period	$2,314	$1,892
Fair value, end of period	$2,062	$2,314

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2024 and 2023. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2024	2023
Fair value of servicing rights	$7,918	$2,062
Weighted-average remaining term, years	22.0	18.8
Prepayment speeds	9.9%	6.2%
Discount rate	10.5%	11.1%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements as of December 31, 2024 and 2023:

		December 31,	December 31,
(dollars in thousands)		2024	2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$13,438	$5,436
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$18,991	$5,751

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

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term, years
Operating leases	12.6	7.3
Weighted-average discount rate
Operating leases	4.5%	3.9%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the years ending December 31, 2024, 2023 and 2022:

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Lease costs
Operating lease cost	$1,931	$1,914	$1,799
Variable lease cost	1,202	1,159	899
Short-term lease cost	224	167	217
Finance lease cost
Interest on lease liabilities	—	—	7
Amortization of right-of-use assets	—	—	87
Sublease income	(226)	(219)	(238)
Net lease cost	$3,131	$3,021	$2,771
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$2,019	$1,755	$1,706
Right-of-use assets obtained in exchange for new operating lease liabilities	9,373	1,868	$4,266

Future minimum payments for leases with initial or remaining terms of one year or more as of  December 31, 2024 are as follows:

Operating
(dollars in thousands)	Leases
Year ended
December 31, 2025	$2,514
December 31, 2026	2,380
December 31, 2027	1,881
December 31, 2028	1,626
December 31, 2029	1,224
Thereafter	25,218
Total future minimum lease payments	$34,843
Amounts representing interest	(15,852)
Total operating lease liabilities	$18,991

NOTE 11 Other Assets

Other assets on the balance sheet consisted of the following balances at  December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Federal Reserve Bank stock	$7,519	$4,623
Foreclosed assets	—	32
Prepaid expenses	7,744	5,766
Investments in partnerships	13	14
Trust fees accrued/receivable	16,023	13,510
Income tax refund receivable	5,429	11,561
Federal Home Loan Bank stock	13,656	16,566
Derivative instruments	9,854	8,943
Tax credit investments	14,784	16,512
Other assets	9,697	5,905
Total	$84,719	$83,432

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at  December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Noninterest-bearing	$903,466	$728,082
Interest-bearing
Interest-bearing demand	1,220,173	840,711
Savings accounts	165,882	82,485
Money market savings	1,381,924	1,032,771
Time deposits	706,965	411,562
Total interest-bearing	3,474,944	2,367,529
Total deposits	$4,378,410	$3,095,611

The aggregate amount of deposit overdrafts included as loans were $979 thousand and $140 thousand at  December 31, 2024 and 2023, respectively.

Certificates of deposit in excess of $250,000 totaled $248.1 million and $121.8 million at  December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2025	$665,625
2026	28,639
2027	3,895
2028	1,193
2029	5,436
Thereafter	2,177
Total	$706,965

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2024, 2023, and 2022 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2024	2023
Fed funds purchased
Balance as of end of period	$38,960	$114,170
Average daily balance	249,180	287,768
Maximum month-end balance	373,350	492,060
Weighted-average rate
During period	4.95%	5.31%
End of period	4.71%	5.51%
FHLB short-term advances
Balance as of end of period	$200,000	$200,000
Average daily balance	200,000	113,973
Maximum month-end balance	200,000	200,000
Weighted-average rate
During period	5.46%	5.39%
End of period	4.63%	5.50%

The Company had outstanding credit capacity with the FHLB of $1.2 billion and $706.6 million at  December 31, 2024 and 2023, respectively, secured by pledged loans and investment securities. The Company also had $87.0 million of unsecured federal funds agreements with correspondent banks with outstanding balances of $15.0 million at  December 31, 2024 and no outstanding balances at  December 31, 2023. The Company has an unused $20.0 million unsecured line of credit with Bank of North Dakota.

NOTE 14 Long-Term Debt

Long-term debt at  December 31, 2024 and 2023 consisted of the following:

	December 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,628	Three-month CME SOFR + 0.26% + 3.10%	7.69%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,441	Three-month CME SOFR + 0.26% + 1.80%	6.42%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,069

	December 31, 2023
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,583	Three-month CME SOFR + 0.26% + 3.10%	8.72%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,373	Three-month CME SOFR + 0.26% + 1.80%	7.45%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$58,956

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2024 and 2023, respectively, was as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$1,090,114	$942,413
Standby letters of credit	30,033	10,045
Total	$1,120,147	$952,458

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  December 31, 2024 and 2023, the ACL on unfunded commitments was $7.5 million and $7.4 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the year ended December 31, 2024 and 2023, the provision for credit losses on unfunded commitments was $0.1 million and $2.2 million, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had five letters of credit outstanding with the FHLB in the amount of $12.0 million as of  December 31, 2024 and no letters of credit outstanding with the FHLB as of  December 31, 2023. With the Bank of North Dakota, the Company had one letter of credit outstanding in the amount of $50.0 million and $182.0 million as of  December 31, 2024 and 2023, respectively. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $524.9 million and $454.6 million as of December 31, 2024 and 2023, respectively.

NOTE 16 Legal Contingencies

In the normal course of business, including in connection with business combinations pursued by the Company, the Company and its subsidiaries are subject to pending and threatened litigation, claims investigations and legal and administrative cases and proceedings.

Under applicable accounting standards, reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of losses, to the extent such estimate can be made. Significant judgment is required in both the determination of possibility or probability, and whether the loss or range of losses is reasonably estimable. The Company’s judgments are subjective and based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available to the Company and its advisors at the time, including, among other information, settlement agreements. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates accordingly. Due to the inherent uncertainties of the legal and regulatory processes, such judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees are expensed in the period in which the services are rendered.

Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the proceeding involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability will be incurred, or to estimate the ultimate or minimum amount of that liability, until the matter is close to resolution, in which case a reserve will not be recognized until that time. As a result, the Company may be unable to estimate reasonably possible losses with respect to litigation matters it faces.

In 2023, the Company sold its ESOP fiduciary services business but currently remains subject to pending lawsuits related to the sold business, including one brought by the DOL.

In November 2023, the DOL brought suit against several defendants, including the Bank, alleging that the Bank, in its capacity as trustee to an ESOP, (1) breached certain of its fiduciary duties in connection with a transaction which allegedly caused the ESOP to pay more than fair market value to acquire stock, and (2) engaged in a prohibited transaction by causing the ESOP to acquire the stock from an existing company shareholder for more than adequate consideration. The Bank continues to dispute the allegations made by the DOL and intends to continue to defend itself vigorously.

The Company believes a material loss contingency related to the DOL complaint is reasonably possible, but not probable, based on currently-available information. However, the Company is unable to estimate the ultimate or minimum loss or range of losses, if any, at this time due to a number of uncertainties, including, but not limited to: (1) the current early stages of the proceedings and discovery not having commenced, (2) the absence of specificity as to alleged damages, (3) the potential reinsertion of the selling shareholder as co-defendant in the suit and (4) and the lack of resolution of significant factual and legal issues.

As of December 31, 2024 and 2023, the Company did not have any accrued liabilities recorded for loss contingencies in its audited consolidated financial statements.

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). This plan allows the Compensation Committee of the Board (the “Compensation Committee”) the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the Compensation Committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of  December 31, 2024, 667,372 shares of common stock are still available for issue under the plan.

The compensation expense relating to awards under these plans was $1.7 million in 2024, $1.6 million in 2023, and $1.9 million in 2022. The number of unvested shares outstanding was 145,802 and 120,497 as of December 31, 2024 and 2023, respectively. The number of unvested units outstanding was 143,747 and 111,160 as of December 31, 2024 and 2023, respectively.

The following table presents the activity in the stock plans for the years ended December 31, 2024, and 2023 was as follows:

	Year ended December 31,
	2024		2023
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	231,657	$22.96	238,486	$23.65
Granted	127,463	21.11	117,706	19.95
Vested	(64,740)	23.89	(98,138)	21.44
Forfeited or cancelled	(4,831)	22.59	(26,397)	21.33
Outstanding at end of period	289,549	$22.00	231,657	$22.96

As of December 31, 2024 and 2023, there was $2.9 million and $2.7 million, respectively, of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.2 and 2.3 years, as of December 31, 2024 and 2023, respectively.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation ESOP and a defined contribution salary reduction plan (the “401(k) plan”). The plans cover substantially all employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board, at its discretion, and allocated to participants based on a percentage of annual compensation. For the years ended December 31, 2024, 2023 and 2022, there were no unallocated ESOP shares outstanding. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401(k) plan, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for the years ending December 31, 2024, 2023, and 2022 were as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2024	2023	2022
Salary reduction plan	$3,082	$2,933	$3,148
ESOP	2,449	1,604	1,932
Total	$5,531	$4,537	$5,080
Total ESOP shares outstanding	1,019,891	1,152,017	1,111,424

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2024, 2023, and 2022:

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Retirement and benefit	$64,365	$65,294	$67,135
Wealth	26,171	21,855	20,870
Mortgage banking (1)	10,073	8,411	16,921
Service charges on deposit accounts	1,976	1,280	1,434
Net gains (losses) on investment securities (1)	—	(24,643)	—
Other
Gain on sale of premises and equipment	3,941	50	33
Client swap fees	2,135	1,396	—
Interchange fees	2,291	2,222	2,246
Bank-owned life insurance income (1)	862	876	836
Misc. transactional fees	1,366	1,433	1,412
Other noninterest income	1,750	2,055	336
Total noninterest income	$114,930	$80,229	$111,223

(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

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

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2024	2023	2022
Federal
Current	$6,973	$851	$9,005
Deferred	(3,105)	1,151	727
Federal income tax	3,868	2,002	9,732
State
Current	2,389	2,415	2,298
Deferred	(878)	(259)	147
State income tax	1,511	2,156	2,445
Total income tax expense	$5,379	$4,158	$12,177

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at  December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Deferred Tax Assets
Allowance for credit losses	$15,526	$9,002
Employee compensation and benefit accruals	2,593	2,253
Expense accruals	561	327
Identifiable intangible amortization	—	2,176
Deferred loan fees	691	931
Fair value adjustments on available-for-sale securities	3,509	—
Acquired loan discounts	17,487	—
Nonaccrual loan interest	750	143
Unrealized loss on available‑for‑sale investment securities	24,737	24,548
Unrealized loss on derivative and hedge instruments	—	135
Unfunded commitment liability	1,856	1,913
Operating lease liabilities	4,968	1,486
Other	264	129
Total deferred tax assets from temporary differences	72,942	43,043
Deferred Tax Liabilities
Accumulated depreciation	2,272	737
Goodwill and intangible amortization	10,246	3,840
Servicing assets	2,071	530
Prepaid expenses	1,571	1,188
Unrealized gain on derivative and hedge instruments	151	—
Operating lease right-of-use assets	3,651	1,539
Other	95	614
Total deferred tax liabilities from temporary differences	20,057	8,448
Net Deferred Tax Assets	$52,885	$34,595

The reconciliation between applicable income taxes and the amount computed at the applicable statutory federal tax rate for the years ending December 31, 2024, 2023, and 2022 was as follows:

	Year ended December 31,
	2024		2023		2022
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,863	21.0%	$3,329	21.0%	$10,958	21.0%
Tax effect of:
Tax exempt income	(1,131)	(4.9)%	(715)	(4.5)%	(514)	(1.0)%
State income taxes, net of federal benefits	1,278	5.5%	715	4.5%	2,297	4.4%
Nondeductible items and other	369	1.6%	829	5.2%	(564)	(1.1)%
Applicable income taxes	$5,379	23.2%	$4,158	26.2%	$12,177	23.3%

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

The following table presents a summary of the Company’s investments in qualified affordable housing projects tax credit investments for the periods presented:

		December 31, 2024		December 31, 2023
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$17,906	$3,968	$17,906	$12,347

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the periods presented:

	Year ended December 31,
	2024		2023
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,728	$(1,442)	$1,130	$(1,418)

(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

NOTE 22 Segment Reporting

Beginning with the annual period ended December 31, 2024, the Company adopted the guidance within ASU 2023-07, Segment Reporting (Topic 280), which expanded disclosure requirements for significant segment expenses and other segment items. In connection with this guidance, compensation, employee taxes and benefits, business services, software and technology expense, and merger and acquisition expense are presented separately as these expenses were previously included within total noninterest expense. Financial information for prior periods were recast to conform to the current presentation.

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company, and assesses overall segment performance based on net income (loss) before taxes and uses this metric to allocate resources for each segment, focusing on budgeting and forecasting.

Reportable segments are determined based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company operates through three operating segments: banking, retirement and benefit services, and wealth. In prior periods, the Company had a fourth operating segment, mortgage. As of  January 1, 2024, the mortgage division was fully integrated into the banking division to reflect the way the Company currently manages and views the business. The Company has restated all historical periods presented within these financial statements, and has not included the mortgage operating segment.

The Company’s reportable segments include the following:

●

Banking: Offers a complete line of loan, deposit, cash management, and treasury services through fourteen offices in North Dakota, Minnesota, and Arizona. After the closing of the HMNF acquisition, the Company added 15 banking offices in Minnesota, Wisconsin, and Iowa. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segments’ balance sheet.

●	Retirement and Benefit Services: Provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services. The division operates within each of the banking markets, as well as in East Lansing, Michigan and Lakewood, Colorado.

●	Wealth: Provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The Company’s segment reporting process begins with the assignment of income and expenses directly to the applicable segments based on different cost centers withing the Company. The net income (loss) before taxes for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees and time spent working in each segment. These types of expenses include business services, software and technology expense, human resources, accounting and finance, risk management, legal, and marketing.

The financial information presented for each segment includes net interest income, provision for credit losses, noninterest income, and direct and indirect noninterest expense. As discussed above, noninterest expense is broken out between significant noninterest expenses and other noninterest expense. Other noninterest expense consists of occupancy and equipment expense, intangible amortization expense, professional fees and assessments (less merger and acquisition expenses which are included within this expense item on the consolidated statements of income), marketing and business development, supplies and postage, travel, mortgage and lending expenses, and other noninterest expenses. Corporate administration includes all remaining income and expenses not allocated to the three operating segments, including all merger and acquisition expenses.

The assignment and allocation methodologies used in the segment reporting process discussed above change from time to time as systems are enhanced, methods for evaluating segment performance or product lines change or as business segments are realigned.

The following table presents key metrics related to the Company’s segments as of and for the periods presented:

	As of and for the year ended December 31, 2024
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$109,752	$—	$—	$(2,707)	$107,045
Provision for credit losses	18,141	—	—	—	18,141
Noninterest income (loss)	20,859	64,365	26,171	3,535	114,930
Noninterest expense
Compensation	43,169	28,389	10,065	5,688	87,311
Employee taxes and benefits	10,819	7,745	2,366	2,037	22,967
Business services, software and technology expense	10,949	7,574	2,506	729	21,758
Merger and acquisition expense	—	—	—	9,974	9,974
Other noninterest expense	23,565	12,837	701	1,562	38,665
Total noninterest expense	88,502	56,545	15,638	19,990	180,675
Net income (loss) before taxes	$23,968	$7,820	$10,533	$(19,162)	$23,159
Total assets	$5,182,147	$32,144	$5,449	$41,933	$5,261,673

	As of and for the year ended December 31, 2023
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$90,520	$—	$—	$(2,681)	$87,839
Provision for credit losses	2,057	—	—	—	2,057
Noninterest income	(7,017)	65,294	21,855	97	80,229
Noninterest expense
Compensation	37,951	26,087	8,049	4,203	76,290
Employee taxes and benefits	9,295	7,144	1,850	1,762	20,051
Business services, software and technology expense	10,185	7,898	2,372	598	21,053
Merger and acquisition expense	—	—	—	—	—
Other noninterest expense	18,427	12,232	1,217	887	32,763
Total noninterest expense	75,858	53,361	13,488	7,450	150,157
Net income (loss) before taxes	$5,588	$11,933	$8,367	$(10,034)	$15,854
Total assets	$3,833,725	$34,352	$4,757	$34,879	$3,907,713

	As of and for the year ended December 31, 2022
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income	$102,069	$—	$—	$(2,340)	$99,729
Provision for loan losses	—	—	—	—	—
Noninterest income	23,120	67,135	20,870	98	111,223
Noninterest expense
Compensation	42,767	27,001	6,836	4,052	80,656
Employee taxes and benefits	10,781	7,428	1,718	1,988	21,915
Business services, software and technology expense	9,359	7,443	2,154	531	19,487
Merger and acquisition expense	—	—	—	2,540	2,540
Other noninterest expense	18,777	13,186	1,147	1,062	34,172
Total noninterest expense	81,684	55,058	11,855	10,173	158,770
Net income before taxes	$43,505	$12,077	$9,015	$(12,415)	$52,182
Total assets	$3,707,296	$40,821	$4,032	$27,488	$3,779,637

NOTE 23 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2024, 2023, and 2022 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2024	2023	2022
Net income	$17,780	$11,696	$40,005
Dividends and undistributed earnings allocated to participating securities	37	(5)	416
Net income available to common stockholders	$17,743	$11,701	$39,589
Weighted-average common shares outstanding for basic earnings per share	21,047	19,922	18,640
Dilutive effect of stock-based awards	274	221	244
Weighted-average common shares outstanding for diluted earnings per share	21,321	20,143	18,884
Earnings per common share:
Basic earnings per common share	$0.84	$0.59	$2.12
Diluted earnings per common share	$0.83	$0.58	$2.10

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has extended loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at  December 31, 2024 and 2023:

	Year ended December 31,
(dollars in thousands)	2024	2023
Beginning balance	$1,035	$130
New loans and advances	188	1,313
Repayments	(302)	(665)
Changes to related parties (1)	—	257
Ending balance	$921	$1,035

(1)	Represents changes related to directors that were added to the Board during the year.

Deposits from related parties held by the Bank at  December 31, 2024 and 2023, amounted to $1.8 million and $0.7 million, respectively.

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

Derivatives are often measured in terms of notional amount, but this amount is generally not exchanged, and it is not recorded on the Company’s consolidated balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, security price, credit spread, or other index. RRE and CRE loan commitments associated with loans to be sold also qualify as derivative instruments.

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of  December 31, 2024, the Company only uses fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in OCI until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that an additional $21 thousand will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the year ended December 31, 2024. As of  December 31, 2024, the maximum length of time over which forecasted transactions are hedged is 24 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of December 31, 2024 and 2023:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
December 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$149	$—	$—
Cash flow hedges:
Interest rate swaps	200,000	477	200,000	21
Total derivatives designated as hedging instruments	$400,000	$626	$200,000	$21
Not designated as hedging instruments:
Interest rate swaps (1)	$347,575	$8,182	$364,575	$8,579
Interest rate lock commitments	14,647	153	—	—
Forward loan sales commitments	6,645	109	—	—
To-be-announced mortgage backed securities	39,000	35	—	—
Total asset derivatives not designated as hedging instruments	$407,867	$8,479	$364,575	$8,579
December 31, 2023
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$600,000	$352
Cash flow hedges:
Interest rate swaps	—	—	200,000	297
Total derivatives designated as hedging instruments	$—	$—	$800,000	$649
Not designated as hedging instruments:
Interest rate swaps (1)	$120,671	$8,327	$120,671	$8,348
Interest rate lock commitments	8,126	179	—	—
Forward loan sales commitments	190	6	—	—
To-be-announced mortgage backed securities	—	—	20,500	183
Total asset derivatives not designated as hedging instruments	$128,987	$8,512	$141,171	$8,531

(1)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the year ended December 31, 2024
Cash flow hedges:
Interest rate swaps	$1,474	$721

For the year ended December 31, 2023
Cash flow hedges:
Interest rate swaps	$176	$473

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the year ended December 31, 2024
Total amounts in the Consolidated Statements of Income	$183,560	$19,745	$22,584
Fair value hedges:
Interest rate swaps	367	2,280	—
Cash flow hedges:
Interest rate swaps	—	—	721
For the year ended December 31, 2023
Total amounts in the Consolidated Statements of Income	$136,918	$24,262	$20,976
Fair value hedges:
Interest rate swaps	252	1,881	—
Cash flow hedges:
Interest rate swaps	—	—	(473)

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at  December 31, 2024 and 2023:

	December 31, 2024
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$199,854	$(146)
Total	$200,000	$199,854	$(146)

(1)

Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $296.9 million.

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the years ended December 31, 2024, 2023, and 2022 was as follows:

(dollars in thousands)		Year ended December 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2024	2023	2022
Interest rate swaps	Other noninterest income	$21	$(20)	$2
Interest rate swaps	Mortgage banking	(396)	—	—
Interest rate lock commitments	Mortgage banking	(172)	165	(1,464)
Forward loan sales commitments	Mortgage banking	103	(1)	(483)
To-be-announced mortgage backed securities	Mortgage banking	197	118	4,916
Total gain (loss) from derivatives not designated as hedging instruments		$(247)	$262	$2,971

The Company has third-party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at  December 31, 2024 and 2023 was $3.9 million and $0.6 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of December 31, 2024 and 2023, the fair value of derivatives in a net liability position, which included accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $8.6 million and $9.0 million, respectively. As of December 31, 2024 and 2023, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $3.9 million and $0.6 million, respectively. If the Company had breached any of these provisions at December 31, 2024 or 2023, it could have been required to settle its obligations under the agreements at their termination value of $8.6 million and $9.0 million, respectively.

Balance Sheet Offsetting

The following table presents the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2024
Derivative assets:
Interest rate swaps − Company (1)	$626	$—	$626	$(683)	$(57)
Interest rate swaps − dealer bank (1)	5,606	—	5,606	(177)	5,429
Interest rate swaps − customer (2)	2,576	—	2,576	—	2,576
To-be-announced mortgage backed securities	35	—	35	—	35
Total	$8,843	$—	$8,843	$(860)	$7,983
Derivative liabilities:
Interest rate swaps − Company (1)	$21	$—	$21	$59	$(38)
Interest rate swaps − dealer bank (1)	2,863	—	2,863	3,841	(978)
Interest rate swaps − customer (2)	5,716	—	5,716	—	5,716
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,600	$—	$8,600	$3,900	$4,700

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at  December 31, 2024 and 2023, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

As of  December 31, 2024, the most recent notification from the FDIC, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at  December 31, 2024 and 2023 are presented in the following table:

	December 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$443,833	9.91%	$201,441	4.50%	N/A	N/A
Bank	449,497	10.18%	198,743	4.50%	287,074	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	452,903	10.12%	268,588	6.00%	N/A	N/A
Bank	449,497	10.18%	264,991	6.00%	353,322	8.00%
Total capital to risk weighted assets
Consolidated (1)	559,002	12.49%	358,118	8.00%	N/A	N/A
Bank	504,857	11.43%	353,322	8.00%	441,652	10.00%
Tier 1 capital to average assets
Consolidated (1)	452,903	8.65%	209,532	4.00%	N/A	N/A
Bank	449,497	8.69%	206,832	4.00%	258,540	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2023
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$382,578	11.82%	$145,605	4.50%	N/A	N/A
Bank	367,445	11.40%	145,101	4.50%	209,590	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	391,534	12.10%	194,139	6.00%	N/A	N/A
Bank	367,445	11.40%	193,468	6.00%	257,957	8.00%
Total capital to risk weighted assets
Consolidated (1)	477,590	14.76%	258,853	8.00%	N/A	N/A
Bank	403,501	12.51%	257,957	8.00%	322,446	10.00%
Tier 1 capital to average assets
Consolidated (1)	391,534	10.57%	148,111	4.00%	N/A	N/A
Bank	367,445	9.92%	148,186	4.00%	185,232	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount.

In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2024 and 2023, the Company was in compliance with HUD guidelines.

NOTE 27 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of OCI for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	Year ended December 31,
	2024			2023			2022
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(485)	$122	$(363)	$58,868	$(14,775)	$44,093	$(125,634)	$31,534	$(94,100)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	271	(68)	203	328	(82)	246	382	(96)	286
Less: reclassification adjustment for net realized losses (2)	—	—	—	24,643	(6,185)	18,458	—	—	—
Net change	(756)	190	(566)	33,897	(8,508)	25,389	(126,016)	31,630	(94,386)
Cash Flow Hedges:
Change in fair value	1,474	(370)	1,104	176	(59)	117	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (3)	721	(181)	540	473	(119)	354	—	—	—
Net change	753	(189)	564	(297)	60	(237)	—	—	—
Other Derivatives:
Change in fair value	389	(98)	291	(241)	75	(166)	—	—	—
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—	—	—	—
Net change	389	(98)	291	(241)	75	(166)	—	—	—
Other comprehensive income (loss)	$386	$(97)	$289	$33,359	$(8,373)	$24,986	$(126,016)	$31,630	$(94,386)

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

The following table presents the changes in each component of AOCI for the periods indicated:

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
Balance at December 31, 2021	$(4,161)	$—	$(94)	$(4,255)
Other comprehensive income (loss) before reclassifications	(94,100)	—	—	(94,100)
Less: Amounts reclassified from AOCI	286	—	—	286
Other comprehensive income (loss)	(94,386)	—	—	(94,386)
Balance at December 31, 2022	(98,547)	—	(94)	(98,641)
Other comprehensive income (loss) before reclassifications	44,093	117	(166)	44,044
Less: Amounts reclassified from AOCI	18,704	354	—	19,058
Other comprehensive income (loss)	25,389	(237)	(166)	24,986
Balance at December 31, 2023	(73,158)	(237)	(260)	(73,655)
Other comprehensive income (loss) before reclassifications	(363)	1,104	291	1,032
Less: Amounts reclassified from AOCI	203	540	—	743
Other comprehensive income (loss)	(566)	564	291	289
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)

(1)	All amounts net of tax.

NOTE 28 Stock Repurchase Program

On February 18, 2021, the Board approved the Old Stock Repurchase Program, which authorized the Company to repurchase up to 770,000 shares of its common stock subject to certain limitations and conditions. The Old Stock Repurchase Program was terminated on/expired on February 18, 2024.

On December 12, 2023, the Board approved the Stock Repurchase Program, which authorizes the Company to repurchase up to 1,000,000 shares of its common stock subject to certain limitations and conditions. The Stock Repurchase Program became effective February 18, 2024, and will expire on February 18, 2027. On February 18, 2024, the Stock Repurchase Program replaced and superseded the Old Stock Repurchase Program.

The Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the year ended December 31, 2024, the Company did not repurchase any shares under either stock repurchase program. For the year ended December 31, 2023, the Company repurchased 356,474 shares under the Old Stock Repurchase Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at  December 31, 2024 and 2023:

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,309	$—	$—	$3,309
Available-for-sale
U.S. treasury and government agencies	—	30,707	—	30,707
Mortgage backed securities
Residential agency	—	503,706	—	503,706
Commercial	—	1,251	—	1,251
Asset backed securities	—	19	—	19
Corporate bonds	—	52,370	—	52,370
Total available-for-sale investment securities	$—	$588,053	$—	$588,053
Servicing rights	$—	$—	$7,918	$7,918
Other assets
Derivatives	$—	$9,105	$—	$9,105
Other liabilities
Derivatives	$—	$8,600	$—	$8,600

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale
U.S. treasury and government agencies	$—	$1,120	$—	$1,120
Mortgage backed securities
Residential agency	—	435,594	—	435,594
Commercial	—	1,353	—	1,353
Asset backed securities	—	25	—	25
Corporate bonds	—	48,644	—	48,644
Total available-for-sale investment securities	$—	$486,736	$—	$486,736
Other assets
Derivatives	$—	$8,512	$—	$8,512
Other liabilities
Derivatives	$—	$9,180	$—	$9,180

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

The estimated fair value of certain assets on a nonrecurring basis for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$34,088	$34,088

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$3,998	$3,998
Foreclosed assets	—	—	32	32
Servicing rights	—	—	2,062	2,062

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of December 31, 2024 and 2023, respectively, were as follows:

			December 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$34,088	10 - 35%	28.9%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,918	103 - 495	165
		Discount rate		10.5%	10.5%

			December 31, 2023
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$3,998	10.0%	10.0%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	32	N/A	N/A
Servicing rights	Discounted cash flows	Prepayment speed assumptions	2,062	85 - 151	104
		Discount rate		11.1%	11.1%

(1)	There were no discounts taken on the collateral that comprises the balance of foreclosed assets as of December 31, 2024.

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

The following disclosures represent financial instruments in which the ending balances, as of December 31, 2024 and 2023, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	December 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Investment securities held-to-maturity	275,585	—	236,986	—	236,986
Loans, net	3,932,605	—	—	3,872,186	3,872,186
Accrued interest receivable	20,075	20,075	—	—	20,075
Bank-owned life insurance	36,033	—	36,033	—	36,033
Servicing rights	7,918	—	—	7,918	7,918
Financial Liabilities
Noninterest-bearing deposits	$903,466	$—	$903,466	$—	$903,466
Interest-bearing deposits	2,767,979	—	2,767,979	—	2,767,979
Time deposits	706,965	—	696,976	—	696,976
Short-term borrowings	238,960	238,960	—	—	238,960
Long-term debt	59,069	—	59,078	—	59,078
Accrued interest payable	11,343	11,343	—	—	11,343

	December 31, 2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Investment securities held-to-maturity	299,728	—	258,617	—	258,617
Loans, net	2,723,740	—	—	2,590,535	2,590,535
Accrued interest receivable	15,700	15,700	—	—	15,700
Bank-owned life insurance	33,236	—	33,236	—	33,236
Financial Liabilities
Noninterest-bearing deposits	$728,082	$—	$728,082	$—	$728,082
Interest-bearing deposits	1,955,967	—	1,955,967	—	1,955,967
Time deposits	411,562	—	408,910	—	408,910
Short-term borrowings	314,170	314,170	—	—	314,170
Long-term debt	58,956	—	57,437	—	57,437
Accrued interest payable	6,826	6,826	—	—	6,826

NOTE 30 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$49,024	$70,853
Trading investment securities	2,915	—
Investment in subsidiaries	501,385	354,303
Company-owned life insurance	1,830	—
Deferred income taxes, net	2,546	757
Other assets	13,913	9,968
Total assets	$571,613	$435,881
Liabilities and Stockholders’ Equity
Long‑term debt	$59,069	$58,956
Accrued expenses and other liabilities	17,134	7,798
Total liabilities	76,203	66,754
Stockholders’ equity	495,410	369,127
Total stockholders’ equity	495,410	369,127
Total liabilities and stockholders’ equity	$571,613	$435,881

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Net dividends from subsidiaries	$5,825	$21,000	$18,500
Other income	297	24	16
Total operating income	6,122	21,024	18,516
Expenses	16,471	6,043	6,583
Income before equity in undistributed income	(10,349)	14,981	11,933
Equity in undistributed income of subsidiaries	23,191	(4,826)	26,424
Income before income taxes	12,842	10,155	38,357
Income tax benefit	4,938	1,541	1,648
Net income	$17,780	$11,696	$40,005

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Operating activities
Net income	$17,780	$11,696	$40,005
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(1,789)	147	96
Equity in undistributed income of subsidiaries	(23,191)	4,826	(26,424)
Depreciation and amortization	113	113	87
Stock‑based compensation cost	1,650	1,628	1,904
(Increase) decrease in company-owned life insurance	105	—	—
Net change in:
Accrued interest receivable	—	—	(1)
Other assets	(4,123)	50	(192)
Accrued expenses and other liabilities	(591)	(10,164)	516
Net cash provided by operating activities	(10,046)	8,296	15,991
Investing activities
Proceeds from sales of trading investment securities	9,020	—	—
Purchases of trading investment securities	(11,757)	—	—
Purchases of company-owned life insurance	(1,935)	—	—
Net cash (paid) for business combinations	8,610	—	(189)
Net cash provided by investing activities	3,938	—	(189)
Financing activities
Cash dividends paid on common stock	(15,445)	(14,822)	(12,800)
Repurchase of common stock	(276)	(6,638)	(738)
Net cash provided by financing activities	(15,721)	(21,460)	(13,538)
Net change in cash and cash equivalents	(21,829)	(13,164)	2,264
Cash and cash equivalents at beginning of year	70,853	84,017	81,753
Cash and cash equivalents at end of year	$49,024	$70,853	$84,017

NOTE 31 Subsequent Events

Subsequent events have been evaluated through March 13, 2025, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024, the end of the fiscal year covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, because of the existence of a material weakness as described in “Management’s Annual Report on Internal Control over Financial Reporting” below.

This section should be read in conjunction with the certifications and the RSM US LLP audit report for a more complete understanding of the topics presented, included in this Item 9A.

Management’s Annual Report on Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and the Board regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness was due to a lack of effective controls over certain account analysis and accounting judgments related to the complex and ambiguous concepts associated with business combination accounting. The business combination with HMNF that led to the material weakness was a unique, one-time transaction, where goodwill initially calculated by the Company was inaccurate. Specifically, the Company did not design and operate controls to evaluate certain contract termination-related liabilities associated with the recent business combination with HMNF to ensure that professional fees and assessments related to the acquisition of HMNF for the three and twelve months ended December 31, 2024 were appropriately calculated in accordance with GAAP, which in turn impacted income tax expense, reported net income, goodwill, deferred income taxes and retained earnings for those periods. The errors were corrected for the annual financial statements for the year ended December 31, 2024 presented in Item 8 of this Form 10-K, and there were no changes to previously released financial statements in any quarterly report on Form 10-Q. However, the control deficiency could have resulted in material misstatements to the consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears below in this Item 9A.

Remediation Plan

The Company is committed to maintaining strong internal control over financial reporting. In relation to the material weakness, management, with oversight from the Audit Committee, is in the process of developing and implementing a remediation plan in response to the material weakness described above. Specifically, the Company is in the process of designing and implementing control activities to ensure that there is the appropriate periodic assessment of its business combination accounting policies and procedures. Additionally, the Company is providing education and training to its accounting department employees related to business combination accounting and is consulting with accounting experts to provide appropriate guidance in connection with accounting for business combinations. While management has made progress towards the remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company’s Chief Executive Officer, Chief Financial Officer, and management will continue to monitor the effectiveness of this remediation plan and refine it as appropriate.

Changes in Internal Control Over Financial Reporting

Other than remediation efforts implemented in connection with the material weakness identified above, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial report.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Alerus Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023 the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024 and our report dated March 13, 2025 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

●	Business Combination Controls – The company acquired HMN Financial Inc. on October 9, 2024 and the associated controls around the acquisition were deemed to have deficiencies in the design and operation of those controls. The Company did not conduct a thorough review over the opening balance sheet amounts which led to errors identified by its financial statement auditor. Due to this material weakness amounts were not properly calculated for income tax expense, reported net income, goodwill, deferred income taxes and retained earnings for the three and twelve months ended December 31, 2024.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated March 13, 2025 on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Des Moines, Iowa

March 13, 2025

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10, as well as information relating to compliance with Section 16 of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors,” “Security Ownership of Certain Beneficial Owners,” “Delinquent Section 16(a) Reports” and “Compensation Discussion and Analysis” appearing in the Company’s Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2024, which is incorporated herein by reference.

Insider Trading Policy. The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations and any applicable Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth under the headings “Compensation Discussion and Analysis,” “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” “CEO Pay Ratio,” “Pay Versus Performance,” “Compensation Committee Report,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2024, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2024. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 17 (Share-Based Compensation Plan) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	143,747(1)	$ —(2)	667,372(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	143,747	$—	667,372

(1)	The securities set forth in column (a) above related to x outstanding restricted stock units under the 2019 Equity Incentive Plan.
(2)	The weighted-average exercise price in column (b) above does not relate to outstanding restricted stock unit awards, which do not have an exercise price.
(3)

The securities set forth in column (c) include stock options, stock appreciation rights, stock awards, and cash incentive awards that remain available for issuance under the 2019 Equity Incentive Plan.

Other information required by this Item 12 can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2024, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth under the headings “Certain Relationships and Related Party Transactions,” “Proposal 1 – Election of Directors,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2024, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth under the heading “Proposal 4 – Ratification of the Appointment of RSM US LLP as the Company’s Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2024, which is incorporated herein by reference.

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

2.2	Agreement and Plan of Merger, by and between Alerus Financial Corporation and HMN Financial, Inc., dated May 14, 2024 (incorporated herein by reference to Exhibit 2.1 on Form 8-K filed on May 15, 2024)

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019)

3.2	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019)

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 on Form 10-K Filed on March 26, 2020)

4.2	Subordinated Note Due March 30, 2021 (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on March 30, 2021)

10.1†	Executive Severance Agreement by and between Alerus Financial Corporation and Katie Lorenson, dated May 21, 2024 (incorporated herein by reference to Exhibit 10.4 on Form S-1 filed on May 28, 2024)

10.2†

Executive Severance Agreement by and between Alerus Financial Corporation and Karin Taylor, dated December 10, 2018 (incorporated herein by reference to Exhibit 10.6 on Form S-1 filed on August 16, 2019)

10.3†	Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on August 16, 2019)

Exhibit Number	Description
10.4†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on August 16, 2019)

10.5†	Form of Performance-Based Restricted Stock Unit Agreement under the Alerus Financial Corporation 2009 Stock Plan (incorporated herein by reference to Exhibit 10.9 on Form S-1 filed on August 16, 2019)

10.6†	Alerus Financial Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on August 16, 2019)

10.7†	Alerus Financial Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 on Form 10-K filed on March 8, 2024)

10.8†	Alerus Financial Corporation Deferred Compensation Plan for Directors (As Restated Effective January 1, 2005) (incorporated herein by reference to Exhibit 10.12 on Form S-1 filed on August 16, 2019)

10.9†

Alerus Financial Corporation Deferred Compensation Plan for Executives (As Restated Effective January 1, 2006) as subsequently amended (incorporated herein by reference to Exhibit 10.13 on Form S-1 filed on August 16, 2019)

10.10†	Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form S-1 filed on August 16, 2019)

10.11†	Third Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 on Form 10-K filed on March 26, 2020)

10.12†	Fourth Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.12 on Form 10-K filed on March 8, 2024)

10.13†	Fifth Amendment of Alerus Financial Corporation Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.13 on Form 10-K filed on March 8, 2024)

10.14†	Sixth Amendment of Alerus Financial Corporation Employee Stock Ownership Plan

10.15†	Seventh Amendment of Alerus Financial Corporation Employee Stock Ownership Plan

10.16†	Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 on Form S-1 filed on August 16, 2019)

10.17†	First Amendment to the Alerus Financial Corporation 2019 Equity Incentive Plan Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on May 28, 2024)

10.18†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.19†	Form of Restricted Stock Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 on Form 10-K filed on March 26, 2020)

10.20†

Form of Performance-Based Restricted Stock Unit Award Agreement under the Alerus Financial Corporation 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on February 25, 2020)

10.21

Subordinated Note Purchase Agreement by and between Alerus Financial Corporation and the Bank of North Dakota, dated March 30, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 30, 2021)

10.22†	Alerus Financial Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on From 8-K filed on February 22, 2021)

10.23†	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on February 22, 2021)

10.24†	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on February 22, 2021)

10.25†	Form of Time-Based Restricted Stock Unit Award Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on February 22, 2021)

10.26†	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Executive Senior Officers (incorporated herein by reference to Exhibit 10.5 on Form 8-K filed on February 22, 2021)

10.27†	Employment Offer Letter between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022 (incorporated herein by reference to Exhibit 10.24 on Form 10-K filed on March 11, 2022)

Exhibit Number	Description
10.28†

Executive Severance Agreement by and between Alerus Financial Corporation and Alan Villalon, dated January 11, 2022 (incorporated herein by reference on Exhibit 10.25 on Form 10-K filed on March 11, 2022)

10.29†	Executive Severance Agreement by and between Alerus Financial Corporation and Jim Collins, dated June 1, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on August 4, 2022)

10.30†	Alerus Financial Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2023)

10.31†	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 14, 2023)

10.32†	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Executives (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed December 14, 2023)

10.33†	Executive Severance Agreement by and between Alerus Financial Corporation and Forrest Wilson, dated February 26, 2024 (incorporated herein by reference to Exhibit 10.32 on Form 10-K filed on March 8, 2024)

10.34†	Alerus Financial Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on May 28, 2024)

10.35†	Form of Performance-Based Alerus Financial Corporation Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on May 28, 2024)

10.36†	Form of Time-Based Alerus Financial Corporation Long Term Incentive Plan Award Agreement

10.37†	Voting and Support Agreement, by and among Alerus Financial Corporation and the directors and officers of HMN Financial, Inc. identified therein, dated May 14, 2024 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 15, 2024)

16.1	Letter of CliftonLarsonAllen LLP, dated December 6, 2022 (incorporated herein by reference to Exhibit 16.1 on Form 8-K filed on December 6, 2022)

19.1	Insider Trading Policy of Alerus Financial Corporation
21.1	Subsidiaries of Alerus Financial Corporation
23.1	Consent of CliftonLarsonAllen LLP
23.2	Consent of RSM US LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Alerus Financial Corporation Clawback Policy

101.1 INS	Inline XBRL Instance Document
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

	By:	/s/ Katie A. Lorenson
Date: March 13, 2025	Name: Title:	Katie A. Lorenson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katie A. Lorenson	Director, President and Chief Executive Officer	March 13, 2025
Katie A. Lorenson	(Principal Executive Officer)

/s/ Alan A. Villalon	Executive Vice President and Chief Financial Officer	March 13, 2025
Alan A. Villalon	(Principal Financial Officer)

/s/ Kari A. Koob	Director of Accounting	March 13, 2025
Kari A. Koob	(Principal Accounting Officer)

/s/ Daniel E. Coughlin	Director	March 13, 2025
Daniel E. Coughlin

/s/ Randy L. Newman	Director	March 13, 2025
Randy L. Newman

/s/ Galen G. Vetter	Director	March 13, 2025
Galen G. Vetter

/s/ Mary E. Zimmer	Director	March 13, 2025
Mary E. Zimmer

/s/ Janet O. Estep	Director	March 13, 2025
Janet O. Estep

/s/ Nikki L. Sorum	Director	March 13, 2025
Nikki L. Sorum

/s/ John Uribe	Director	March 13, 2025
John Uribe

/s/ Jeffrey Bolton	Director	March 13, 2025
Jeffrey Bolton