Form 10-Q
period 2025-03-31
ALERUS FINANCIAL CORP
filed 2025-05-06
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding at May 2, 2025 was 25,365,662.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$82,979	$61,239
Investment securities
Trading	3,047	3,309
Available-for-sale, at fair value (amortized cost of $652,004 and $686,556, respectively)	567,728	588,053
Held-to-maturity, at amortized cost (fair value of $234,575 and $236,986, respectively, with an allowance for credit losses on investments of $129 and $131, respectively)	268,631	275,585
Loans held for sale	12,905	16,518
Loans	4,085,483	3,992,534
Allowance for credit losses on loans	(61,929)	(59,929)
Net loans	4,023,554	3,932,605
Land, premises and equipment, net	40,733	39,780
Operating lease right-of-use assets	12,983	13,438
Accrued interest receivable	20,505	20,075
Bank-owned life insurance	36,392	36,033
Goodwill	85,634	85,634
Other intangible assets, net	41,172	43,882
Servicing rights	7,351	7,918
Deferred income taxes, net	45,162	52,885
Other assets	90,844	84,719
Total assets	$5,339,620	$5,261,673
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$889,270	$903,466
Interest-bearing	3,596,021	3,474,944
Total deposits	4,485,291	4,378,410
Short-term borrowings	200,000	238,960
Long-term debt	59,098	59,069
Operating lease liabilities	18,515	18,991
Accrued expenses and other liabilities	62,484	70,833
Total liabilities	4,825,388	4,766,263
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 30,000,000 shares authorized: 25,365,662 and 25,344,803 issued and outstanding	25,366	25,345
Additional paid-in capital	270,159	269,708
Retained earnings	281,961	273,723
Accumulated other comprehensive income (loss)	(63,254)	(73,366)
Total stockholders’ equity	514,232	495,410
Total liabilities and stockholders’ equity	$5,339,620	$5,261,673

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2025	2024
Interest Income
Loans, including fees	$61,495	$39,294
Investment securities
Taxable	5,707	4,568
Exempt from federal income taxes	160	174
Other	819	5,002
Total interest income	68,181	49,038
Interest Expense
Deposits	23,535	20,152
Short-term borrowings	2,839	5,989
Long-term debt	650	678
Total interest expense	27,024	26,819
Net interest income	41,157	22,219
Provision for credit losses	863	—
Net interest income after provision for credit losses	40,294	22,219
Noninterest Income
Retirement and benefit services	16,106	15,655
Wealth	6,905	6,118
Mortgage banking	1,527	1,670
Service charges on deposit accounts	651	389
Other	2,443	1,491
Total noninterest income	27,632	25,323
Noninterest Expense
Compensation	22,961	19,332
Employee taxes and benefits	7,762	6,188
Occupancy and equipment expense	2,907	1,906
Business services, software and technology expense	5,752	5,345
Intangible amortization expense	2,710	1,324
Professional fees and assessments	2,996	1,993
Marketing and business development	965	685
Supplies and postage	630	528
Travel	287	292
Mortgage and lending expenses	536	441
Other	2,859	985
Total noninterest expense	50,365	39,019
Income before income taxes	17,561	8,523
Income tax expense	4,246	2,091
Net income	$13,315	$6,432
Per Common Share Data
Basic earnings per common share	$0.52	$0.32

Diluted earnings per common share	$0.52	$0.32
Dividends declared per common share	$0.20	$0.19
Average common shares outstanding	25,359	19,739
Diluted average common shares outstanding	25,653	19,986

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Net Income	$13,315	$6,432
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	14,174	(3,517)
Net change in unrealized gain (losses) on cash flow hedging derivatives	(441)	684
Net change in unrealized gain (losses) on other derivatives	(232)	2,031
Total other comprehensive income (loss), before tax	13,501	(802)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,389	(201)
Other comprehensive income (loss), net of tax	10,112	(601)
Total comprehensive income (loss)	$23,427	$5,831

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	6,432	—	6,432
Other comprehensive income (loss)	—	—	—	(601)	(601)
Common stock repurchased	(7)	(146)	—	—	(153)
Common stock dividends	—	—	(3,763)	—	(3,763)
Share‑based compensation expense	—	593	—	—	593
Vesting of restricted stock	50	(50)	—	—	—
Balance as of March 31, 2024	19,777	$150,740	$275,374	$(74,256)	$371,635

Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	13,315	—	13,315
Other comprehensive income (loss)	—	—	—	10,112	10,112
Common stock repurchased	(6)	(121)	—	—	(127)
Common stock dividends	—	—	(5,077)	—	(5,077)
Share‑based compensation expense	—	599	—	—	599
Vesting of restricted stock	27	(27)	—	—	—
Balance as of March 31, 2025	25,366	$270,159	$281,961	$(63,254)	$514,232

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Operating Activities
Net income	$13,315	$6,432
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	4,334	—
Provision for credit losses	863	—
Depreciation and amortization	3,839	2,100
Amortization and accretion of premiums/discounts on investment securities	185	424
Amortization of operating lease right-of-use assets	(21)	(8)
Share‑based compensation expense	599	593
Purchase accounting accretion, net	(5,074)	(278)
Originations of loans held for sale	(64,866)	(53,129)
Proceeds on loans held for sale	70,108	55,362
Realized loss (gain) on loans sold	(1,645)	(1,438)
Servicing rights capitalized upon sale of mortgage loans	(54)	—
(Increase) in value of bank-owned life insurance	(221)	(160)
Realized loss (gain) on derivative instruments	(289)	(678)
Realized loss (gain) on sale of foreclosed assets	19	—
Change in fair value of mortgage servicing rights	621	—
Realized loss (gain) on servicing rights	—	(20)
Net change in:
Accrued interest receivable	(430)	(449)
Other assets	(4,900)	(1,071)
Accrued expenses and other liabilities	(8,668)	4,032
Net cash provided (used) by operating activities	7,715	11,712
Investing Activities
Proceeds from sales of trading investment securities	3,377	5,502
Purchases of trading investment securities	(3,145)	(10,008)
Proceeds from sales or calls of investment securities available-for-sale	10,000	—
Proceeds from maturities of investment securities available-for-sale	24,563	10,818
Proceeds from calls of investment securities held-to-maturity	146	251
Proceeds from maturities and paydowns of investment securities held-to-maturity	6,562	7,043
Net (increase) decrease in loans	(88,793)	(39,945)
Net (increase) decrease in FHLB stock	786	5,075
Purchases of BOLI	(138)	—
Purchases of premises and equipment	(2,054)	(881)
Proceeds from sales of foreclosed assets	—	34
Net cash provided (used) by investing activities	(48,696)	(22,111)
Financing Activities
Net increase (decrease) in deposits	106,881	189,358
Net increase (decrease) in short-term borrowings	(38,960)	240,830
Cash dividends paid on common stock	(5,073)	(3,757)
Repurchase of common stock	(127)	(153)
Net cash provided (used) by financing activities	62,721	426,278
Net change in cash and cash equivalents	21,740	415,879
Cash and cash equivalents at beginning of period	61,239	129,893
Cash and cash equivalents at end of period	$82,979	$545,772

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
	2025	2024
Supplemental Cash Flow Disclosures
Interest paid	$29,227	$22,339
Income taxes paid	1	1
Cash dividends declared, not paid	5,078	3,763
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(511)	(5)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	22	108
Change in fair value hedges presented within residential real estate loans and other assets	—	268

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation (“the Company”) as of  March 31, 2025 and December 31, 2024, the consolidated statements of income for the three months ended March 31, 2025 and 2024, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal operating subsidiary is Alerus Financial, National Association (the “Bank”). Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025.

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2025, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2025.

Adopted Pronouncements

There have been no new ASUs adopted by the Company since January 1, 2025.

Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction disclosures. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this ASU improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (the “SEC”) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is also permitted.

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $3.0 million and $3.3 million as of March 31, 2025 and  December 31, 2024, respectively. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of the available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$10,676	$2	$(2)	$—	$10,676
Mortgage backed securities
Residential agency	581,983	35	(80,318)	—	501,700
Commercial	1,343	—	(69)	—	1,274
Asset backed securities	18	—	—	—	18
Corporate bonds	57,984	—	(3,924)	—	54,060
Total available-for-sale investment securities	652,004	37	(84,313)	—	567,728
Held-to-maturity
Obligations of state and political agencies	115,636	—	(9,941)	76	105,695
Mortgage backed securities
Residential agency	153,124	—	(24,244)	53	128,880
Total held-to-maturity investment securities	268,760	—	(34,185)	129	234,575
Total investment securities	$920,764	$37	$(118,498)	$129	$802,303

	December 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$30,691	$18	$(2)	—	$30,707
Mortgage backed securities
Residential agency	596,510	1	(92,805)	—	503,706
Commercial	1,350	—	(99)	—	1,251
Asset backed securities	19	—	—	—	19
Corporate bonds	57,986	—	(5,616)	—	52,370
Total available-for-sale investment securities	686,556	19	(98,522)	—	588,053
Held-to-maturity
Obligations of state and political agencies	119,623	—	(11,638)	77	107,985
Mortgage backed securities
Residential agency	156,093	—	(27,092)	54	129,001
Total held-to-maturity investment securities	275,716	—	(38,730)	131	236,986
Total investment securities	$962,272	$19	$(137,252)	$131	$825,039

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2025 represented a credit loss impairment. As of both March 31, 2025 and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both March 31, 2025 and December 31, 2024; however, all such bonds had an investment grade rating as of both March 31, 2025 and December 31, 2024. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $129 thousand and $131 thousand as of March 31, 2025 and December 31, 2024, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three months ended March 31, 2025.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of March 31, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $0.9 million, respectively. As of December 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $1.3 million, respectively.

The Company had no sales of AFS investment securities for the three months ended March 31, 2025 and 2024. The Company had calls with proceeds of $10.0 million of AFS investment securities for the three months ended March 31, 2025 and no calls for the three months ended March 31, 2024.

The Company had no sales of HTM investment securities for the three months ended March 31, 2025 and 2024.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		March 31, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$(1)	$351	$(1)	$308	$(2)	$659
Mortgage backed securities
Residential agency	117	(262)	56,036	(80,056)	387,207	(80,318)	443,243
Commercial	1	—	—	(69)	1,274	(69)	1,274
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(3,924)	54,060	(3,924)	54,060
Total available-for-sale investment securities	135	$(263)	$56,387	$(84,050)	$442,867	$(84,313)	$499,254

		December 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$—	$—	$(2)	$327	$(2)	$327
Mortgage backed securities
Residential agency	124	(1,715)	116,800	(91,090)	386,864	(92,805)	503,664
Commercial	1	—	—	(99)	1,251	(99)	1,251
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(5,616)	52,370	(5,616)	52,370
Total available-for-sale investment securities	141	$(1,715)	$116,800	$(96,807)	$440,830	$(98,522)	$557,630

As of March 31, 2025 and December 31, 2024, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended March 31, 2025 and 2024.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of March 31, 2025, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,911	$6,808	$4,999	$4,999
Due after one year through five years	54,015	50,595	6,667	6,598
Due after five years through ten years	47,247	41,740	58,002	54,077
Due after 10 years	7,463	6,552	353	354
	115,636	105,695	70,021	66,028
Mortgage-backed securities
Residential agency	153,124	128,880	581,983	501,700
Total investment securities	$268,760	$234,575	$652,004	$567,728

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $509.4 million and $340.2 million were pledged as of March 31, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.

As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Federal Reserve	$8,331	$7,519
FHLB	12,871	13,656

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2025, the conversion ratio was 1.5653. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,838 Class A equivalents) that the Company owned as of March 31, 2025 and December 31, 2024, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$658,446	$666,727
Commercial real estate
Construction, land and development	360,024	294,677
Multifamily	353,060	363,123
Non-owner occupied	951,559	967,025
Owner occupied	424,880	371,418
Total commercial real estate	2,089,523	1,996,243
Agricultural
Land	68,894	61,299
Production	64,240	63,008
Total agricultural	133,134	124,307
Total commercial	2,881,103	2,787,277
Consumer
Residential real estate
First lien	907,534	921,019
Construction	38,553	33,547
HELOC	175,600	162,509
Junior lien	43,740	44,060
Total residential real estate	1,165,427	1,161,135
Other consumer	38,953	44,122
Total consumer	1,204,380	1,205,257
Total loans	$4,085,483	$3,992,534

Total loans included net deferred loan fees and costs of $1.0 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively. Unearned discounts associated with bank acquisitions totaled $65.1 million and $70.6 million as of March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $17.0 million at March 31, 2025 and $16.4 million at December 31, 2024.

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

Loans with a carrying value of $2.9 billion, as of both  March 31, 2025 and December 31, 2024, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,170	$(311)	$(169)	$270	$7,960
Commercial real estate
Construction, land and development	16,277	2,092	—	—	18,369
Multifamily	4,716	33	—	—	4,749
Non-owner occupied	16,513	(171)	—	—	16,342
Owner occupied	3,226	275	—	11	3,512
Total commercial real estate	40,732	2,229	—	11	42,972
Agricultural
Land	597	6	—	—	603
Production	631	270	—	12	913
Total agricultural	1,228	276	—	12	1,516
Total commercial	50,130	2,194	(169)	293	52,448
Consumer
Residential real estate
First lien	6,921	175	(54)	—	7,042
Construction	357	110	—	—	467
HELOC	1,339	91	(250)	—	1,180
Junior lien	742	(3)	(300)	—	439
Total residential real estate	9,359	373	(604)	—	9,128
Other consumer	440	(160)	(39)	112	353
Total consumer	9,799	213	(643)	112	9,481
Total	$59,929	$2,407	$(812)	$405	$61,929

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.5) million related to off-balance sheet credit exposure and ($2) thousand related to HTM investment securities.

	Three months ended March 31, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$(156)	$(164)	$123	$9,508
Commercial real estate
Construction, land and development	6,135	(213)	—	—	5,922
Multifamily	1,776	372	—	—	2,148
Non-owner occupied	7,726	379	—	—	8,105
Owner occupied	2,449	29	(29)	11	2,460
Total commercial real estate	18,086	567	(29)	11	18,635
Agricultural
Land	96	152	—	—	248
Production	84	135	—	—	219
Total agricultural	180	287	—	—	467
Total commercial	27,971	698	(193)	134	28,610
Consumer
Residential real estate
First lien	6,087	64	—	—	6,151
Construction	485	4	—	—	489
HELOC	835	30	—	—	865
Junior lien	264	20	—	—	284
Total residential real estate	7,671	118	—	—	7,789
Other consumer	201	(17)	(12)	13	185
Total consumer	7,872	101	(12)	13	7,974
Total	$35,843	$799	$(205)	$147	$36,584

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($793) million related to off-balance sheet credit exposure and ($6) thousand related to HTM investment securities.

The ACL on loans at March 31, 2025 was $61.9 million, an increase of $2.0 million, or 3.3%, from December 31, 2024. The increase was primarily due to an increase of $2.1 million in the provision for credit losses on construction, land and development loans. This increase was primarily due to organic loan growth driven by existing commitments funded during the period.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of March 31, 2025.

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

●

Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well‑defined weakness, or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss: Loans classified as loss are considered uncollectible and charged off immediately.

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2025 and December 31, 2024:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$36,409	$191,806	$116,433	$56,163	$30,781	$72,289	$122,299	$626,180
Special mention	—	12	—	—	2,330	—	—	2,342
Substandard	—	1,332	11,498	3,416	577	10,831	2,205	29,859
Doubtful	—	—	—	—	—	65	—	65
Subtotal	$36,409	$193,150	$127,931	$59,579	$33,688	$83,185	$124,504	$658,446
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$169	$—	$169
CRE − Construction, land and development
Pass	$4,271	$134,716	$145,354	$29,385	$1,546	$1,596	$2,677	$319,545
Special mention	—	—	—	173	—	—	—	173
Substandard	—	8,073	—	31,758	—	175	300	40,306
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,271	$142,789	$145,354	$61,316	$1,546	$1,771	$2,977	$360,024
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$2,586	$32,645	$44,470	$124,305	$33,908	$63,093	$—	$301,007
Special mention	—	—	—	32,968	—	973	—	33,941
Substandard	—	—	—	—	—	18,112	—	18,112
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$2,586	$32,645	$44,470	$157,273	$33,908	$82,178	$—	$353,060
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$36,402	$184,017	$143,295	$220,689	$87,218	$227,119	$1,989	$900,729
Special mention	—	5,695	5,423	—	13,405	1,074	—	25,597
Substandard	—	—	—	1,701	2,530	20,908	94	25,233
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$36,402	$189,712	$148,718	$222,390	$103,153	$249,101	$2,083	$951,559
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$21,948	$61,617	$58,652	$63,668	$44,869	$143,229	$1,426	$395,409
Special mention	—	451	—	—	—	4,575	—	5,026
Substandard	—	—	1,593	2,985	2,393	16,895	579	24,445
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$21,948	$62,068	$60,245	$66,653	$47,262	$164,699	$2,005	$424,880
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$1,581	$10,340	$9,007	$12,698	$5,688	$13,088	$7,691	$60,093
Special mention	—	69	624	3,372	—	—	—	4,065
Substandard	—	—	303	3,598	—	835	—	4,736
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$1,581	$10,409	$9,934	$19,668	$5,688	$13,923	$7,691	$68,894
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$6,491	$8,743	$6,065	$3,998	$1,233	$1,734	$31,090	$59,354
Special mention	—	445	133	—	—	445	414	1,437
Substandard	—	24	577	1,889	27	—	932	3,449
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,491	$9,212	$6,775	$5,887	$1,260	$2,179	$32,436	$64,240
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$5,830	$45,798	$139,237	$225,539	$247,642	$240,955	$—	$905,001
Nonperforming	—	—	575	—	734	1,224	—	2,533
Subtotal	$5,830	$45,798	$139,812	$225,539	$248,376	$242,179	$—	$907,534
Gross charge-offs for the period ended	$—	$—	$—	$—	$7	$47	$—	$54
Residential real estate − Construction
Performing	$2,993	$22,838	$5,578	$1,208	$1,256	$—	$—	$33,873
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$2,993	$22,838	$5,578	$5,888	$1,256	$—	$—	$38,553
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$169	$3,160	$5,019	$5,622	$1,520	$4,018	$154,701	$174,209
Nonperforming	—	—	35	1,100	—	226	30	1,391
Subtotal	$169	$3,160	$5,054	$6,722	$1,520	$4,244	$154,731	$175,600
Gross charge-offs for the period ended	$—	$—	$—	$250	$—	$—	$—	$250
Residential real estate − Junior lien
Performing	$1,589	$7,525	$11,239	$9,160	$4,823	$6,449	$50	$40,835
Nonperforming	—	1,775	—	—	107	1,023	—	2,905
Subtotal	$1,589	$9,300	$11,239	$9,160	$4,930	$7,472	$50	$43,740
Gross charge-offs for the period ended	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$3,515	$5,882	$4,144	$4,335	$410	$5,562	$15,031	$38,879
Nonperforming	—	—	11	—	—	63	—	74
Subtotal	$3,515	$5,882	$4,155	$4,335	$410	$5,625	$15,031	$38,953
Gross charge-offs for the period ended	$—	$—	$7	$22	$—	$10	$—	$39
Total loans	$123,784	$726,963	$709,265	$844,410	$482,997	$856,556	$341,508	$4,085,483
Gross charge-offs for the period ended	$—	$—	$7	$572	$7	$226	$—	$812

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$209,001	$141,028	$61,254	$34,645	$38,342	$36,136	$111,194	$631,600
Special mention	1,367	495	3,286	2,239	5,575	1	1,651	14,614
Substandard	—	12,663	220	780	3,154	2,447	1,198	20,462
Doubtful	—	—	—	—	—	51	—	51
Subtotal	$210,368	$154,186	$64,760	$37,664	$47,071	$38,635	$114,043	$666,727
Gross charge-offs for the year ended	$—	$218	$2	$397	$2,768	$342	$—	$3,727
CRE − Construction, land and development
Pass	$97,244	$112,845	$40,890	$1,560	$517	$1,187	$2,801	$257,044
Special mention	—	—	172	—	—	—	—	172
Substandard	5,406	—	31,585	—	—	170	300	37,461
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,650	$112,845	$72,647	$1,560	$517	$1,357	$3,101	$294,677
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$35,112	$62,982	$138,698	$33,782	$33,157	$32,204	$—	$335,935
Special mention	—	—	7,644	272	1,241	—	—	9,157
Substandard	—	—	—	—	17,732	299	—	18,031
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$35,112	$62,982	$146,342	$34,054	$52,130	$32,503	$—	$363,123
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$189,068	$149,368	$223,349	$98,309	$71,432	$188,617	$1,709	$921,852
Special mention	—	—	1,694	8,603	—	4,148	4,195	18,640
Substandard	—	—	—	7,767	6,347	12,419	—	26,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$189,068	$149,368	$225,043	$114,679	$77,779	$205,184	$5,904	$967,025
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$63,721	$41,918	$60,788	$44,957	$38,941	$91,804	$1,652	$343,781
Special mention	451	—	—	937	2,981	2,735	—	7,104
Substandard	—	311	3,023	2,694	—	13,538	967	20,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$64,172	$42,229	$63,811	$48,588	$41,922	$108,077	$2,619	$371,418
Gross charge-offs for the year ended	$—	$12	$97	$—	$—	$128	$—	$237
Agricultural − Land
Pass	$10,496	$8,864	$14,369	$5,840	$5,103	$8,473	$120	$53,265
Special mention	69	1,612	3,275	—	—	—	—	4,956
Substandard	—	303	2,166	—	609	—	—	3,078
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,565	$10,779	$19,810	$5,840	$5,712	$8,473	$120	$61,299
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$10,445	$6,440	$4,356	$724	$1,121	$582	$34,527	$58,195
Special mention	130	704	—	—	420	—	1,518	2,772
Substandard	—	—	1,987	—	—	54	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,575	$7,144	$6,343	$724	$1,541	$636	$36,045	$63,008
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$26	$—	$26
Residential real estate − First lien
Performing	$49,414	$144,460	$226,993	$251,006	$127,200	$118,958	$—	$918,031
Nonperforming	—	576	—	744	12	1,656	—	2,988
Subtotal	$49,414	$145,036	$226,993	$251,750	$127,212	$120,614	$—	$921,019
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$19,229	$6,449	$1,900	$1,289	$—	$—	$—	$28,867
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$19,229	$6,449	$6,580	$1,289	$—	$—	$—	$33,547
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$3,290	$5,558	$6,217	$1,622	$939	$2,717	$140,707	$161,050
Nonperforming	—	35	—	—	—	74	1,350	1,459
Subtotal	$3,290	$5,593	$6,217	$1,622	$939	$2,791	$142,057	$162,509
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$19	$—	$19
Residential real estate − Junior lien
Performing	$7,762	$11,557	$9,553	$4,990	$2,760	$4,178	$50	$40,850
Nonperforming	1,775	—	300	108	—	1,027	—	3,210
Subtotal	$9,537	$11,557	$9,853	$5,098	$2,760	$5,205	$50	$44,060
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$638	$—	$638
Other consumer
Performing	$9,618	$4,695	$4,853	$502	$2,541	$4,069	$17,505	$43,783
Nonperforming	—	11	272	—	7	49	—	339
Subtotal	$9,618	$4,706	$5,125	$502	$2,548	$4,118	$17,505	$44,122
Gross charge-offs for the year ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$713,598	$712,874	$853,524	$503,370	$360,131	$527,593	$321,444	$3,992,534
Gross charge-offs for the year ended	$4	$232	$99	$428	$2,774	$1,161	$—	$4,698

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$646,332	$9,159	$—	$—	$2,955	$658,446
Commercial real estate
Construction, land and development	327,138	175	—	—	32,711	360,024
Multifamily	353,060	—	—	—	—	353,060
Non-owner occupied	951,559	—	—	—	—	951,559
Owner occupied	421,567	1,296	—	—	2,017	424,880
Total commercial real estate	2,053,324	1,471	—	—	34,728	2,089,523
Agricultural
Land	68,115	—	180	—	599	68,894
Production	63,171	417	—	—	652	64,240
Total agricultural	131,286	417	180	—	1,251	133,134
Total commercial	2,830,942	11,047	180	—	38,934	2,881,103
Consumer
Residential real estate
First lien	903,810	1,191	—	—	2,533	907,534
Construction	33,873	—	—	—	4,680	38,553
HELOC	173,919	290	—	—	1,391	175,600
Junior lien	40,636	188	11	—	2,905	43,740
Total residential real estate	1,152,238	1,669	11	—	11,509	1,165,427
Other consumer	38,787	73	19	—	74	38,953
Total consumer	1,191,025	1,742	30	—	11,583	1,204,380
Total	$4,021,967	$12,789	$210	$—	$50,517	$4,085,483

	December 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$654,073	$903	$133	$8,400	$3,218	$666,727
Commercial real estate
Construction, land and development	264,633	—	—	—	30,044	294,677
Multifamily	363,123	—	—	—	—	363,123
Non-owner occupied	961,808	—	—	—	5,217	967,025
Owner occupied	369,176	225	—	—	2,017	371,418
Total commercial real estate	1,958,740	225	—	—	37,278	1,996,243
Agricultural
Land	60,690	—	—	—	609	61,299
Production	62,269	87	—	—	652	63,008
Total agricultural	122,959	87	—	—	1,261	124,307
Total commercial	2,735,772	1,215	133	8,400	41,757	2,787,277
Consumer
Residential real estate
First lien	915,167	2,104	707	53	2,988	921,019
Construction	28,867	—	—	—	4,680	33,547
HELOC	160,430	169	450	—	1,460	162,509
Junior lien	40,454	396	—	—	3,210	44,060
Total residential real estate	1,144,918	2,669	1,157	53	12,338	1,161,135
Other consumer	43,651	103	30	—	338	44,122
Total consumer	1,188,569	2,772	1,187	53	12,676	1,205,257
Total	$3,924,341	$3,987	$1,320	$8,453	$54,433	$3,992,534

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,885	$2,955	$—
Commercial real estate
Construction, land and development	24,638	32,711	—
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	1,706	2,017	—
Total commercial real estate	26,344	34,728	—
Agricultural
Land	599	599	—
Production	—	652	—
Total agricultural	599	1,251	—
Total commercial	29,828	38,934	—
Consumer
Residential real estate
First lien	2,128	2,533	—
Construction	4,680	4,680	—
HELOC	1,272	1,391	—
Junior lien	2,697	2,905	—
Total residential real estate	10,777	11,509	—
Other consumer	—	74	—
Total consumer	10,777	11,583	—
Total	$40,605	$50,517	$—

	December 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,952	$3,218	$8,400
Commercial real estate
Construction, land and development	24,638	30,044	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,706	2,017	—
Total commercial real estate	31,561	37,278	—
Agricultural
Land	609	609	—
Production	652	652	—
Total agricultural	1,261	1,261	—
Total commercial	35,774	41,757	8,400
Consumer
Residential real estate
First lien	2,614	2,988	53
Construction	4,680	4,680	—
HELOC	—	1,460	—
Junior lien	2,696	3,210	—
Total residential real estate	9,990	12,338	53
Other consumer	—	338	—
Total consumer	9,990	12,676	53
Total	$45,764	$54,433	$8,453

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2025 and 2024, is estimated to have been $1.1 million and $0.7 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended March 31, 2025 or 2024. At March 31, 2025 and December 31, 2024, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $17.0 million and $16.4 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications for an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an-other than significant payment delay, or some combination of similar types of modifications. During both the three months ended March 31, 2025 and 2024, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$—	$—	$2,885	$—
Commercial real estate
Construction, land and development	32,711	—	—	32,711	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	34,647	—	—	34,647	4,993
Agricultural
Land	599	—	—	599	—
Production	—	652	—	652	384
Total agricultural	599	652	—	1,251	384
Total commercial	38,131	652	—	38,783	5,377
Consumer
Residential real estate
First lien	2,195	—	—	2,195	—
Construction	4,680	—	—	4,680	—
HELOC	1,270	—	—	1,270	—
Junior lien	2,804	—	—	2,804	30
Total residential real estate	10,949	—	—	10,949	30
Other consumer	—	—	10	10	3
Total consumer	10,949	—	10	10,959	33
Total	$49,080	$652	$10	$49,742	$5,410

	As of December 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$275	$—	$3,160	$4
Commercial real estate
Construction, land and development	30,044	—	—	30,044	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	37,197	—	—	37,197	4,993
Agricultural
Land	609	—	—	609	—
Production	—	652	—	652	—
Total agricultural	609	652	—	1,261	—
Total commercial	40,691	927	—	41,618	4,997
Consumer
Residential real estate
First lien	2,514	—	—	2,514	7
Construction	4,680	—	—	4,680	—
HELOC	1,366	—	—	1,366	252
Junior lien	3,105	—	—	3,105	330
Total residential real estate	11,665	—	—	11,665	589
Other consumer	—	—	289	289	50
Total consumer	11,665	—	289	11,954	639
Total	$52,356	$927	$289	$53,572	$5,636

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral when there are no other available and reliable sources of repayment.

NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Land (1)	$7,155	$7,155
Buildings and improvements (1)	37,862	36,961
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	39,770	38,540
	87,444	85,313
Less accumulated depreciation	(46,711)	(45,533)
Total	$40,733	$39,780

(1)	Excludes assets held for sale.

Depreciation expense was $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At  March 31, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets held for sale by the Company at  March 31, 2025 were $0.4 million and was included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of March 31, 2025.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(20,477)	$7,027	$41,423	$(33,736)	$7,687
Core deposit intangible assets	41,092	(6,947)	34,145	41,092	(4,897)	36,195
Total intangible assets	$68,596	$(27,424)	$41,172	$82,515	$(38,633)	$43,882

Amortization of total intangible assets was $2.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $718.2 million and $728.5 million as of March 31, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2024.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three months ended March 31, 2025:

Three months ended
March 31,
(dollars in thousands)	2025
Balance at beginning of period	$7,918
Additions from loans sold with servicing rights retained	54
Change in fair value	(621)
Balance at end of period	$7,351

The following table summarizes the Company’s activity related to servicing rights for the three months ended March 31, 2024:

Three months ended,
March 31,
(dollars in thousands)	2024
Servicing Assets:
Balance at beginning of period	$2,052
Additions, net of valuation reserve (1)	300
Amortization (2)	(91)
Balance at end of period	2,261
Less valuation reserve (3)	(296)
Balance at end of period, net of valuation reserve	$1,965
Fair value, beginning of period	$2,314
Fair value, end of period	$2,062

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2025 and December 31, 2024. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	March 31,	December 31,
(dollars in thousands)	2025	2024
Fair value of servicing rights	$7,351	$7,918
Weighted-average remaining term, years	21.9	22.0
Prepayment speeds	11.5%	9.9%
Discount rate	10.5%	10.5%

NOTE 8 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2041. Portions of certain properties are subleased for terms extending through July 2025. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of March 31, 2025 and December 31, 2024:

		March 31,	December 31,
(dollars in thousands)		2025	2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,983	$13,438
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$18,515	$18,991

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

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term, years
Operating leases	12.5	12.6
Weighted-average discount rate
Operating leases	4.6%	4.5%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Lease costs
Operating lease cost	$619	$461
Variable lease cost	58	266
Short-term lease cost	290	36
Finance lease cost
Interest on lease liabilities	—	—
Amortization of right-of-use assets	—	—
Sublease income	(41)	(48)
Net lease cost	$926	$715
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$598	$460
Right-of-use assets obtained in exchange for new operating lease liabilities	22	108

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
March 31, 2026	$2,494
March 31, 2027	2,255
March 31, 2028	1,820
March 31, 2029	1,535
March 31, 2030	1,216
Thereafter	25,218
Total future minimum lease payments	$34,538
Amounts representing interest	(16,023)
Total operating lease liabilities	$18,515

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing	$889,270	$903,466
Interest-bearing
Interest-bearing demand	1,283,031	1,220,173
Savings accounts	177,341	165,882
Money market savings	1,472,127	1,381,924
Time deposits	663,522	706,965
Total interest-bearing	3,596,021	3,474,944
Total deposits	$4,485,291	$4,378,410

Certificates of deposit in excess of $250,000 totaled $227.4 million and $248.1 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Fed funds purchased	$—	$38,960
FHLB short-term advances	200,000	200,000
Total	$200,000	$238,960

NOTE 11 Long‑Term Debt

Long‑term debt as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,639	Three-month CME SOFR + 0.26% + 3.10%	7.66%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,459	Three-month CME SOFR + 0.26% + 1.80%	6.36%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,098

	December 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,628	Three-month CME SOFR + 0.26% + 3.10%	7.69%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,441	Three-month CME SOFR + 0.26% + 1.80%	6.42%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,069

NOTE 12 Commitments and Contingencies

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of March 31, 2025 and December 31, 2024, respectively, was as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,047,185	$1,090,114
Standby letters of credit	18,424	30,033
Total	$1,065,609	$1,120,147

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  March 31, 2025 and December 31, 2024, the ACL on unfunded commitments was $6.0 million and $7.5 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the provision (recovery) for credit losses on unfunded commitments was ($1.5) million and ($793) thousand, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had letters of credit outstanding with the FHLB in the amount of $6.4 million as of March 31, 2025 and $12.0 million as of  December 31, 2024. With the Bank of North Dakota, the Company had no letters of credit outstanding as of  March 31, 2025 and had letters of credit outstanding in the amount of $50.0 million as of  December 31, 2024. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $517.9 million and $524.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed as of March 31, 2025 and December 31, 2024, respectively.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2025, 588,404 shares of common stock are still available for issuance under the plan.

The compensation expense relating to awards under these plans was $599 thousand and $593 thousand for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	289,549	$22.00	231,657	$22.96
Granted	86,317	20.49	60,976	21.83
Vested	(27,260)	26.11	(38,149)	26.05
Forfeited or cancelled	(20,516)	28.07	—	—
Outstanding at end of period	328,090	$20.83	254,484	$22.18

As of March 31, 2025, there was $4.3 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$3,688	21.0%	$1,790	21.0%
Tax effect of:
Tax exempt income	(457)	(2.6)%	(229)	(2.7)%
State income taxes, net of federal benefits	852	4.9%	413	4.8%
Nondeductible items and other	163	0.9%	117	1.4%
Applicable income taxes	$4,246	24.2%	$2,091	24.5%

It is the opinion of management that, as of March 31, 2025, the Company had no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$22,906	$7,599	$17,906	$3,968

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$459	$(353)	$432	$(381)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

Reportable segments are determined based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company currently operates through three operating segments: banking, retirement and benefit services, and wealth.

The Company’s reportable segments include the following:

●

Banking: Offers a complete line of loan, deposit, cash management, and treasury services through 29 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 15 banking offices acquired in the HMN Financial, Inc. (“HMNF”) transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended March 31, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$41,807	$—	$—	$(650)	$41,157
Provision for credit losses	863	—	—	—	863
Noninterest income (loss)	4,647	16,106	6,905	(26)	27,632
Noninterest expense
Compensation	11,636	7,216	3,052	1,057	22,961
Employee taxes and benefits	3,880	2,311	741	830	7,762
Business services, software and technology expense	2,964	1,994	618	176	5,752
Merger and acquisition expense	—	—	—	286	286
Other noninterest expense	10,731	2,096	426	351	13,604
Total noninterest expense	29,211	13,617	4,837	2,700	50,365
Net income (loss) before taxes	$16,380	$2,489	$2,068	$(3,376)	$17,561
Total assets	$5,257,508	$31,302	$5,471	$45,339	$5,339,620

	As of and for the three months ended March 31, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$22,897	$—	$—	$(678)	$22,219
Provision for credit losses	—	—	—	—	—
Noninterest income	3,490	15,655	6,118	60	25,323
Noninterest expense
Compensation	8,454	6,955	2,579	1,344	19,332
Employee taxes and benefits	2,802	2,057	725	604	6,188
Business services, software and technology expense	2,567	2,043	597	138	5,345
Merger and acquisition expense	—	—	—	28	28
Other noninterest expense	4,848	3,134	(151)	295	8,126
Total noninterest expense	18,671	14,189	3,750	2,409	39,019
Net income (loss) before taxes	$7,716	$1,466	$2,368	$(3,027)	$8,523
Total assets	$4,262,600	$33,636	$4,787	$37,070	$4,338,093

NOTE 17 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the three months ended March 31, 2025 and 2024 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2025	2024
Net income	$13,315	$6,432
Dividends and undistributed earnings allocated to participating securities	99	40
Net income available to common stockholders	$13,216	$6,392
Weighted-average common shares outstanding for basic earnings per share	25,359	19,739
Dilutive effect of stock-based awards	294	247
Weighted-average common shares outstanding for diluted earnings per share	25,653	19,986
Earnings per common share:
Basic earnings per common share	$0.52	$0.32
Diluted earnings per common share	$0.52	$0.32

There were no antidilutive shares for the three months ended March 31, 2025 and 2024.

NOTE 18 Derivative Instruments

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

Derivatives are often measured in terms of notional amount, but this amount is generally not exchanged, and it is not recorded on the Company’s consolidated balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, security price, credit spread, or other index. Residential and commercial real estate (“CRE”) loan commitments associated with loans to be sold also qualify as derivative instruments.

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of March 31, 2025, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three months ended March 31, 2025. As of March 31, 2025, the maximum length of time over which forecasted transactions are hedged was 21 months.

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

Interest rate lock commitments, forward loan sales commitments and to be announced mortgage backed securities: The Company enters into forward delivery contracts to sell mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of March 31, 2025 and December 31, 2024:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
March 31, 2025
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$200,000	$84
Cash flow hedges:
Interest rate swaps	200,000	15	—	—
Total derivatives designated as hedging instruments	$200,000	$15	$200,000	$84
Not designated as hedging instruments:
Interest rate swaps (3)	$378,533	$9,376	$395,533	$9,586
Interest rate lock commitments	33,827	492	—	—
Forward loan sales commitments	5,490	102	—	—
To-be-announced mortgage backed securities	—	—	43,000	95
Total asset derivatives not designated as hedging instruments	$417,850	$9,970	$438,533	$9,681
December 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$149	$—	$—
Cash flow hedges:
Interest rate swaps	200,000	477	200,000	21
Total derivatives designated as hedging instruments	$400,000	$626	$200,000	$21
Not designated as hedging instruments:
Interest rate swaps (3)	$347,575	$8,182	$364,575	$8,579
Interest rate lock commitments	14,647	153	—	—
Forward loan sales commitments	6,645	109	—	—
To-be-announced mortgage backed securities	39,000	35	—	—
Total asset derivatives not designated as hedging instruments	$407,867	$8,479	$364,575	$8,579

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended March 31, 2025
Cash flow hedges:
Interest rate swaps	$(463)	$(22)

For the three months ended March 31, 2024
Cash flow hedges:
Interest rate swaps	$946	$(262)

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended March 31, 2025
Total amounts in the Consolidated Statements of Income	$61,495	$5,707	$2,839
Fair value hedges:
Interest rate swaps	—	147	—
Cash flow hedges:
Interest rate swaps	—	—	22
For the three months ended March 31, 2024
Total amounts in the Consolidated Statements of Income	$39,294	$4,568	$5,989
Fair value hedges:
Interest rate swaps	153	642	—
Cash flow hedges:
Interest rate swaps	—	—	(262)

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$200,085	$85
Total	$200,000	$200,085	$85

(1)

Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $293.6 million.

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the three months ended March 31, 2025 and 2024 was as follows:

(dollars in thousands)		Three months ended March 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2025	2024
Interest rate swaps	Other noninterest income	$—	$21
Interest rate swaps	Mortgage banking	187	—
Interest rate lock commitments	Mortgage banking	322	153
Forward loan sales commitments	Mortgage banking	(7)	(6)
To-be-announced mortgage backed securities	Mortgage banking	(286)	41
Total gain (loss) from derivatives not designated as hedging instruments		$216	$209

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at March 31, 2025. The amount of collateral posted with third parties was $3.9 million at  December 31, 2024. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of March 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $9.7 million and $8.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $0.0 million and $3.9 million, respectively. If the Company had breached any of these provisions at March 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $9.7 million and $8.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
March 31, 2025
Derivative assets:
Interest rate swaps − Company (1)	$15	$—	$15	$(25)	$(10)
Interest rate swaps − dealer bank (1)	3,882	—	3,882	(1,885)	1,997
Interest rate swaps − customer (2)	5,494	—	5,494	—	5,494
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$9,391	$—	$9,391	$(1,910)	$7,481
Derivative liabilities:
Interest rate swaps − Company (1)	$84	$—	$84	$—	$84
Interest rate swaps − dealer bank (1)	5,592	—	5,592	—	5,592
Interest rate swaps − customer (2)	3,994	—	3,994	—	3,994
To-be-announced mortgage backed securities	95	—	95	—	95
Total	$9,765	$—	$9,765	$—	$9,765

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)

The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2024
Derivative assets:
Interest rate swaps − Company (1)	$626	$—	$626	$(683)	$(57)
Interest rate swaps − dealer bank (1)	5,606	—	5,606	(177)	5,429
Interest rate swaps − customer (2)	2,576		2,576		2,576
To-be-announced mortgage backed securities	35	—	35	—	35
Total	$8,843	$—	$8,843	$(860)	$7,983
Derivative liabilities:
Interest rate swaps − Company (1)	$21	$—	$21	$59	$(38)
Interest rate swaps − dealer bank (1)	2,863		2,863	3,841	(978)
Interest rate swaps − customer (2)	5,716	$—	5,716	—	5,716
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,600	$—	$8,600	$3,900	$4,700

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at March 31, 2025 and December 31, 2024, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024:

	March 31, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$455,119	10.10%	$202,684	4.50%	N/A	N/A
Bank	460,031	10.36%	199,821	4.50%	288,631	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	464,216	10.31%	270,246	6.00%	N/A	N/A
Bank	460,031	10.36%	266,428	6.00%	355,238	8.00%
Total capital to risk weighted assets
Consolidated (1)	570,663	12.67%	360,328	8.00%	N/A	N/A
Bank	515,692	11.61%	355,238	8.00%	444,047	10.00%
Tier 1 capital to average assets
Consolidated (1)	464,216	8.86%	209,690	4.00%	N/A	N/A
Bank	460,031	9.06%	203,150	4.00%	253,937	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$443,833	9.91%	$201,441	4.50%	N/A	N/A
Bank	449,497	10.18%	198,743	4.50%	287,074	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	452,903	10.12%	268,588	6.00%	N/A	N/A
Bank	449,497	10.18%	264,991	6.00%	353,322	8.00%
Total capital to risk weighted assets
Consolidated (1)	559,002	12.49%	358,118	8.00%	N/A	N/A
Bank	504,857	11.43%	353,322	8.00%	441,652	10.00%
Tier 1 capital to average assets
Consolidated (1)	452,903	8.65%	209,532	4.00%	N/A	N/A
Bank	449,497	8.69%	206,832	4.00%	258,540	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2025, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2025 and December 31, 2024, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	March 31, 2025			March 31, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$14,227	$(3,571)	$10,656	$(3,443)	$864	$(2,579)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	53	(13)	40	74	(18)	56
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	14,174	(3,558)	10,616	(3,517)	882	(2,635)
Cash Flow Hedges:
Change in fair value	(463)	117	(346)	946	(576)	370
Less: reclassified AOCI gain (loss) into interest expense (3)	(22)	6	(16)	262	(66)	196
Net change	(441)	111	(330)	684	(510)	174
Other Derivatives:
Change in fair value	(232)	58	(174)	2,031	(171)	1,860
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(232)	58	(174)	2,031	(171)	1,860
Other comprehensive income (loss)	$13,501	$(3,389)	$10,112	$(802)	$201	$(601)

(1)

Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.

(2)	Reclassified into net gains (losses) on investment securities in the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.
(3)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.
(4)

Reclassified into interest income on loans, including fees and/or interest income on taxable investment securities on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	10,656	(346)	(174)	10,136
Less: Amounts reclassified from AOCI	40	(16)	—	24
Other comprehensive income (loss)	10,616	(330)	(174)	10,112
Balance at March 31, 2025	$(63,108)	(3)	(143)	(63,254)

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	(2,579)	370	1,860	(349)
Less: Amounts reclassified from AOCI	56	196	—	252
Other comprehensive income (loss)	(2,635)	174	1,860	(601)
Balance at March 31, 2024	$(75,793)	(63)	1,600	(74,256)

(1)	All amounts net of tax.

NOTE 21 Stock Repurchase Program

On December 12, 2023, the Board of Directors of the Company approved a stock repurchase program (“the Program”) which authorizes the Company to repurchase up to 1,000,000 shares of its common stock subject to certain limitations and conditions. The Program became effective on February 18, 2024, replacing and superseding a prior stock repurchase program, and will expire on  February 18, 2027.

The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The Program may be suspended or terminated at any time and, even if fully implemented, the Program may not enhance long-term stockholder value. For the three months ended March 31, 2025, the Company had not repurchased any shares under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

NOTE 22 Fair Value of Assets and Liabilities

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,047	$—	$—	$3,047
Available-for-sale
U.S. treasury and government agencies	—	10,676	—	10,676
Mortgage backed securities
Residential agency	—	501,700	—	501,700
Commercial	—	1,274	—	1,274
Asset backed securities	—	18	—	18
Corporate bonds	—	54,060	—	54,060
Total available-for-sale investment securities	$—	$567,728	$—	$567,728
Servicing rights	$—	$—	$7,351	$7,351
Other assets
Derivatives	$—	$9,985	$—	$9,985
Other liabilities
Derivatives	$—	$9,765	$—	$9,765

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,309	$—	$—	$3,309
Available-for-sale
U.S. treasury and government agencies	—	30,707	—	30,707
Mortgage backed securities
Residential agency	—	503,706	—	503,706
Commercial	—	1,251	—	1,251
Asset backed securities	—	19	—	19
Corporate bonds	—	52,370	—	52,370
Total available-for-sale investment securities	$—	$588,053	$—	$588,053
Servicing rights	$—	$—	$7,918	$7,918
Other assets
Derivatives	$—	$9,105	$—	$9,105
Other liabilities
Derivatives	$—	$8,600	$—	$8,600

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

The estimated fair value of certain assets on a nonrecurring basis as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$28,300	$28,300
Foreclosed assets	—	—	493	493

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$34,088	$34,088

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2025 and December 31, 2024, were as follows:

			March 31, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$28,300	10 - 35%	34.3%
Foreclosed assets	Appraisal value	Property specific adjustment	493	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,351	110 - 439	191
		Discount rate		10.5%	10.5%

			December 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$34,088	10 - 35%	28.9%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,918	103 - 495	165
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments for which the ending balances, as of March 31, 2025 and December 31, 2024, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	March 31, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$82,979	$82,979	$—	$—	$82,979
Investment securities held-to-maturity	268,631	—	234,575	—	234,575
Loans, net	4,023,554	—	—	3,987,760	3,987,760
Accrued interest receivable	20,505	20,505	—	—	20,505
Bank-owned life insurance	36,392	—	36,392	—	36,392
Servicing rights	7,351	—	—	7,351	7,351
Financial Liabilities
Noninterest-bearing deposits	$889,270	$—	$889,270	$—	$889,270
Interest-bearing deposits	2,932,499	—	2,932,499	—	2,932,499
Time deposits	663,522	—	663,919	—	663,919
Short-term borrowings	200,000	200,000	—	—	200,000
Long-term debt	59,098	—	59,379	—	59,379
Accrued interest payable	9,141	9,141	—	—	9,141

	December 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Investment securities held-to-maturity	275,585	—	236,986	—	236,986
Loans, net	3,932,605	—	—	3,872,186	3,872,186
Accrued interest receivable	20,075	20,075	—	—	20,075
Bank-owned life insurance	36,033	—	36,033	—	36,033
Servicing rights	7,918	—	—	7,918	7,918
Financial Liabilities
Noninterest-bearing deposits	$903,466	$—	$903,466	$—	$903,466
Interest-bearing deposits	2,767,979	—	2,767,979	—	2,767,979
Time deposits	706,965	—	696,976	—	696,976
Short-term borrowings	238,960	238,960	—	—	238,960
Long-term debt	59,069	—	59,078	—	59,078
Accrued interest payable	11,343	11,343	—	—	11,343

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2025 and 2024. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●

the strength of the local, state, national and international economies and financial markets (including effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto);

●	interest rate risk, including the effects of changes in interest rates;

●

effects on the U.S. economy resulting from the threat or implementation of, or changes to, existing policies and executive orders, including tariffs, immigration policy, regulatory and other governmental agencies, foreign policy and tax regulations;

●	disruptions to the global supply chain, including as a result of domestic or foreign policies;

●	the Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses;

●

business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including the level and impact of inflation rates and possible recession;

●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;

●	the Company’s ability to raise additional capital to implement its business plan;

●	the overall health of the local and national real estate market;

●	credit risks and risks from concentrations (by type of borrower, geographic area, collateral, and industry) within the Company’s loan portfolio;

●	the concentration of large loans to certain borrowers (including commercial real estate loans);

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies, including the integration HMNF which the Company acquired in the fourth quarter of 2024;

●

the commencement, cost, and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject, including with respect to pending actions relating to the Company’s previous ESOP fiduciary services commenced by government or private parties;

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

●	interruptions involving the Company’s information technology and telecommunications systems or third party servicers;

●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;

●	rapid and expensive technological change in the financial services industry;

●	increased competition in the financial services industry, including from non-banks such as credit unions, Fintech companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisitions of Metro Phoenix Bank and HMNF;

●	the extensive regulatory framework that applies to the Company;

●

changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation and prioritization of such laws, regulations and policies;

●	new or revised accounting standards, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the Public Company Accounting Oversight Board;

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, and widespread disease or pandemics;

●	acts of war or terrorism, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine, or other adverse external events;

●	any material weaknesses in the Company’s internal control over financial reporting;

●

changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization and changes in response to prior bank failures;

●	talent and labor shortages and employee turnover;

●	the Company’s success at managing and responding to the risks involved with the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near term change, including (i) the ACL, including the ACL on investment securities, loans, and unfunded commitments; (ii) goodwill impairment; and (iii) fair value of loans acquired in business combinations.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion of the Company’s critical accounting policies. There have been no material changes to the Company’s critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2024.

Refer to “NOTE 2 Recent Accounting Pronouncements” of the consolidated financial statements included in this report for a discussion of accounting pronouncements issued but yet to be adopted and implemented.

Recent Developments

Stockholder Dividend

On February 26, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per common share. This dividend was paid on April 11, 2025, to stockholders of record at the close of business on March 14, 2025.

Property Sale

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At March 31, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2025	2024	2024
Performance Ratios
Return on average total assets	1.02%	—%	0.63%
Adjusted return on average total assets (1)	1.10%	0.85%	0.65%
Return on average common equity	10.82%	(0.05)%	7.04%
Return on average tangible common equity (1)	16.50%	2.38%	9.78%
Adjusted return on average tangible common equity (1)	17.61%	14.89%	10.10%
Noninterest income as a % of revenue	40.17%	46.94%	53.26%
Net interest margin (taxable-equivalent basis)	3.41%	3.20%	2.30%
Efficiency ratio (1)	68.76%	79.47%	78.88%
Adjusted efficiency ratio (1)	66.86%	68.97%	78.24%
Average equity to average assets	9.47%	9.07%	8.87%
Net charge-offs/(recoveries) to average loans	0.04%	0.13%	0.01%
Dividend payout ratio	38.46%	—%	59.38%
Per Common Share
Earnings (losses) per common share − basic	$0.52	$—	$0.32
Earnings (losses) per common share − diluted	$0.52	$—	$0.32
Adjusted earnings (losses) per common share − diluted (1)	$0.56	$0.45	$0.33
Dividends declared per common share	$0.20	$0.20	$0.19
Book value per common share	$20.27	$19.55	$18.79
Tangible book value per common share (1)	$15.27	$14.44	$15.63
Average common shares outstanding − basic	25,359	24,857	19,739
Average common shares outstanding − diluted	25,653	25,144	19,986
Other Data
Retirement and benefit services assets under administration/management	$39,925,596	$40,728,699	$38,488,523
Wealth assets under administration/management	$4,500,852	$4,579,189	$4,242,408
Mortgage originations	$70,593	$88,576	$54,101

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2025	2024	2024
Selected Average Balance Sheet Data
Loans	$4,022,863	$3,814,933	$2,768,514
Investment securities	859,696	883,116	775,305
Assets	5,272,319	5,272,777	4,139,053
Deposits	4,376,597	4,275,801	3,163,565
Fed funds purchased and Bank Term Funding Program	49,834	22,012	282,614
FHLB short-term advances	200,000	200,000	200,000
Long-term debt	59,084	59,055	58,971
Stockholders’ equity	499,224	478,092	367,248

	March 31,	December 31,	March 31,
(dollars in thousands)	2025	2024	2024
Selected Period End Balance Sheet Data
Loans	$4,085,483	$3,992,534	$2,799,475
Allowance for credit losses on loans	(61,929)	(59,929)	(36,584)
Investment securities	839,406	866,947	768,757
Assets	5,339,620	5,261,673	4,338,093
Deposits	4,485,291	4,378,410	3,284,969
Long-term debt	59,098	59,069	58,985
Total stockholders’ equity	514,232	495,410	371,635

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2025	2024	2024
Selected Income Statement Data
Net interest income	$41,157	$38,284	$22,219
Provision for credit losses	863	11,992	—
Noninterest income	27,632	33,874	25,323
Noninterest expense	50,365	60,457	39,019
Income before income taxes	17,561	(291)	8,523
Income tax expense	4,246	(225)	2,091
Net income	$13,315	$(66)	$6,432

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2025	2024	2024
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$514,232	$495,410	$371,635
Less: Goodwill	85,634	85,634	46,783
Less: Other intangible assets	41,172	43,882	15,834
Tangible common equity (a)	387,426	365,894	309,018
Total assets	5,339,620	5,261,673	4,338,093
Less: Goodwill	85,634	85,634	46,783
Less: Other intangible assets	41,172	43,882	15,834
Tangible assets (b)	5,212,814	5,132,157	4,275,476
Tangible common equity to tangible assets (a)/(b)	7.43%	7.13%	7.23%
Tangible book value per common share
Tangible common equity (a)	387,426	365,894	309,018
Total common shares issued and outstanding (c)	25,366	25,345	19,777
Tangible book value per common share (a)/(c)	$15.27	$14.44	$15.63

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2025	2024	2024
Return on Average Tangible Common Equity
Net income	$13,315	$(66)	$6,432
Add: Intangible amortization expense (net of tax) (1)	2,141	2,215	1,046
Net income, excluding intangible amortization (d)	15,456	2,149	7,478
Average total equity	499,224	478,092	367,248
Less: Average goodwill	85,634	84,393	46,783
Less: Average other intangible assets (net of tax) (1)	33,718	34,107	13,018
Average tangible common equity (e)	379,872	359,592	307,447
Return on average tangible common equity (d)/(e)	16.50%	2.38%	9.78%
Efficiency ratio
Noninterest expense	$50,365	$60,457	$39,019
Less: Intangible amortization expense	2,710	2,804	1,324
Adjusted noninterest expense (f)	47,655	57,653	37,695
Net interest income	41,157	38,284	22,219
Noninterest income	27,632	33,874	25,323
Tax-equivalent adjustment	520	385	246
Total tax-equivalent revenue (g)	69,309	72,543	47,788
Efficiency ratio (f)/(g)	68.76%	79.47%	78.88%
Pre-Provision Net Revenue
Net interest income	$41,157	$38,284	$22,219
Add: Noninterest income	27,632	33,874	25,323
Less: Noninterest expense	50,365	60,457	39,019
Pre-provision net revenue	$18,424	$11,701	$8,523
Adjusted Noninterest Income
Noninterest income	$27,632	$33,874	$25,323
Less: Adjusted noninterest income items
Net gain on sale of premises and equipment	—	3,459	5
Total adjusted noninterest income items (h)	—	3,459	5
Adjusted noninterest income (i)	$27,632	$30,415	$25,318
Adjusted Noninterest Expense
Noninterest expense	$50,365	$60,457	$39,019
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	286	7,729	28
Severance and signing bonus expense	1,027	2,276	280
Total adjusted noninterest expense items (j)	1,313	10,005	308
Adjusted noninterest expense (k)	$49,052	$50,452	$38,711
Adjusted Pre-Provision Net Revenue
Net interest income	$41,157	$38,284	$22,219
Add: Adjusted noninterest income (i)	27,632	30,415	25,318
Less: Adjusted noninterest expense (k)	49,052	50,452	38,711
Adjusted pre-provision net revenue	$19,737	$18,247	$8,826
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$49,052	$50,452	$38,711
Less: Intangible amortization expense	2,710	2,804	1,324
Adjusted noninterest expense for efficiency ratio (l)	46,342	47,648	37,387
Tax-equivalent revenue
Net interest income	41,157	38,284	22,219
Add: Adjusted noninterest income (i)	27,632	30,415	25,318
Add: Tax-equivalent adjustment	520	385	246
Total tax-equivalent revenue (m)	69,309	69,084	47,783
Adjusted efficiency ratio (l)/(m)	66.86%	68.97%	78.24%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2025	2024	2024
Adjusted Net Income
Net income	$13,315	$(66)	$6,432
Less: Adjusted noninterest income items (net of tax) (1) (h)	—	2,733	4
Add: HMNF day one provision for credit losses and unfunded commitments (net of tax) (1)	—	6,140	—
Add: Adjusted noninterest expense items (net of tax) (1) (j)	1,037	7,904	243
Adjusted net income (o)	$14,352	$11,245	$6,671
Adjusted Return on Average Total Assets
Average total assets (o)	$5,272,319	$5,272,777	$4,139,053
Adjusted return on average total assets (n)/(o)	1.10%	0.85%	0.65%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$14,352	$11,245	$6,671
Add: Intangible amortization expense (net of tax) (1)	2,141	2,215	1,046
Adjusted net income, excluding intangible amortization (p)	16,493	13,460	7,717
Average total equity	499,224	478,092	367,248
Less: Average goodwill	85,634	84,393	46,783
Less: Average other intangible assets (net of tax) (1)	33,718	34,107	13,018
Average tangible common equity (q)	379,872	359,592	307,447
Adjusted return on average tangible common equity (p)/(q)	17.61%	14.89%	10.10%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (o)	$14,352	$11,245	$6,671
Less: Dividends and undistributed earnings allocated to participating securities	99	(54)	40
Net income available to common stockholders (r)	14,253	11,299	6,631
Weighted-average common shares outstanding for diluted earnings per share (s)	25,653	25,144	19,986
Adjusted earnings per common share − diluted (r)/(s)	$0.56	$0.45	$0.33

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2025, was $13.3 million, or $0.52 per diluted common share, a $6.9 million, or 107.0%, increase compared to $6.4 million, or $0.32 per diluted common share, for the three months ended March 31, 2024. Earnings for the first quarter of 2025 compared to the first quarter of 2024 increased primarily due to an $18.9 million increase in net interest income and a $2.3 million increase in noninterest income. This positive result was partially offset by an $11.3 million increase in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2025 and 2024.

Net interest income for the three months ended March 31, 2025 was $41.2 million, an increase of $18.9 million, or 85.2%, compared to $22.2 million for the three months ended March 31, 2024. Net interest income for the first quarter of 2025 increased compared to the first quarter of 2024 primarily due to a $19.1 million increase in interest income, as average interest earning assets increased $1.0 billion while the average interest earning asset yield increased 58 basis points. This was partially offset by the increasing cost of interest-bearing liabilities as interest expense increased $0.2 million, mainly driven by an $806.6 million increase in the average balance of interest-bearing liabilities, which was largely offset by a 70 basis point decline in the average rate paid on interest-bearing liabilities. The increase in interest earning assets was primarily due to acquired earning assets in the HMNF transaction, strong organic loan growth at higher yields, and purchase accounting accretion. The increase in interest-bearing liabilities was due to the increase in interest-bearing deposits stemming from the acquisition of HMNF and organic deposit growth.

Net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2025 was 3.41%, compared to 2.30% for the same period in 2024. The increase in net interest margin (on a tax-equivalent basis) was mainly attributable to higher rates on interest earning assets from organic loan growth and the HMNF acquisition, purchase accounting accretion, and lower rates paid on deposits.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three months ended March 31, 2025 and 2024. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended March 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$33,425	$391	4.74%	$352,038	$4,665	5.33
Investment securities (1)	859,696	5,910	2.79	775,305	4,787	2.48
Loans held for sale	11,348	149	5.32	9,014	127	5.67
Loans
Commercial and industrial	657,838	11,860	7.31	564,125	9,763	6.96
CRE − Construction, land and development	342,718	4,933	5.84	127,587	2,549	8.04
CRE − Multifamily	364,247	5,691	6.34	250,513	3,462	5.56
CRE − Non-owner occupied	960,152	15,772	6.66	564,552	8,073	5.75
CRE − Owner occupied	379,948	5,802	6.19	279,165	3,720	5.36
Agricultural − Land	67,228	969	5.85	40,310	476	4.75
Agricultural − Production	60,933	1,094	7.28	35,331	561	6.39
RRE − First lien	899,835	10,600	4.78	701,756	7,001	4.01
RRE − Construction	36,913	765	8.40	21,559	279	5.20
RRE − HELOC	168,599	2,958	7.12	118,957	2,456	8.30
RRE − Junior lien	44,096	679	6.24	35,824	568	6.38
Other consumer	40,356	699	7.02	28,835	461	6.43
Total loans (1)	4,022,863	61,822	6.23	2,768,514	39,369	5.72
Federal Reserve/FHLB Stock	22,397	429	7.77	16,658	337	8.14
Total interest earning assets	4,949,729	68,701	5.63	3,921,529	49,285	5.05
Noninterest earning assets	322,590			217,524
Total assets	$5,272,319			$4,139,053
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,247,725	$5,564	1.81%	$869,060	$4,249	1.97
Money market and savings deposits	1,590,616	11,332	2.89	1,186,900	11,117	3.77
Time deposits	688,569	6,639	3.91	431,679	4,785	4.46
Fed funds purchased and BTFP	49,834	576	4.69	282,614	3,508	4.99
FHLB short-term advances	200,000	2,263	4.59	200,000	2,482	4.99
Long-term debt	59,084	650	4.46	58,971	678	4.62
Total interest-bearing liabilities	3,835,828	27,024	2.86	3,029,224	26,819	3.56
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	849,687			675,926
Other noninterest-bearing liabilities	87,580			66,655
Stockholders’ equity	499,224			367,248
Total liabilities and stockholders’ equity	$5,272,319			$4,139,053
Net interest income on FTE basis (1)		$41,677			$22,466
Net interest rate spread on FTE basis (1)			2.77%			1.49
Net interest margin on FTE basis (1)			3.41%			2.30

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2025
	Compared with
	Three months ended March 31, 2024
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(4,187)	$(87)	$(4,274)
Investment securities	516	606	1,122
Fed funds sold	—	—	—
Loans held for sale	33	(11)	22
Loans
Commercial and industrial	1,608	489	2,097
CRE − Construction, land and development	4,265	(1,881)	2,384
CRE − Multifamily	1,559	670	2,229
CRE − Non-owner occupied	5,609	2,090	7,699
CRE − Owner occupied	1,332	750	2,082
Agricultural − Land	315	178	493
Agricultural − Production	403	130	533
RRE − First lien	1,959	1,640	3,599
RRE − Construction	197	289	486
RRE − HELOC	1,016	(514)	502
RRE − Junior lien	130	(19)	111
Other consumer	183	55	238
Total loans	18,576	3,877	22,453
Federal Reserve/FHLB Stock	115	(23)	92
Total interest income	15,053	4,362	19,415
Interest-bearing liabilities
Interest-bearing demand deposits	1,839	(524)	1,315
Money market and savings deposits	3,753	(3,538)	215
Time deposits	2,825	(972)	1,853
Fed funds purchased and BTFP	(2,864)	(68)	(2,932)
FHLB short-term advances	—	(219)	(219)
Long-term debt	1	(29)	(28)
Total interest expense	5,554	(5,350)	204
Change in net interest income	$9,499	$9,712	$19,211

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Provision (recovery) for loan losses	$2,407	$799
Provision (recovery) for credit losses on unfunded commitments	(1,542)	(793)
Provision (recovery) for HTM debt securities	(2)	(6)
Provision for credit losses	$863	$—

The Company recorded a provision for credit losses of $0.9 million for the first quarter of 2025, compared to no provision for the first quarter of 2024. The increase in the provision for credit losses was primarily driven by loan growth.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Retirement and benefit services	$16,106	$15,655
Wealth	6,905	6,118
Mortgage banking	1,527	1,670
Service charges on deposit accounts	651	389
Other	2,443	1,491
Total noninterest income	$27,632	$25,323
Noninterest income as a % of revenue	40.17%	53.26%

Total noninterest income for the three months ended March 31, 2025 was $27.6 million, an increase of $2.3 million, or 9.1%, from the three months ended March 31, 2024. The increase in noninterest income was primarily driven by an increase of $0.8 million in wealth revenue, driven by new client growth and assets under administration/management growth. Retirement and benefit services revenue increased $0.5 million, driven by assets under administration/management growth. Other noninterest income increased $1.0 million, driven by increased swap fee income generated from commercial loan originations and increased fee income resulting from the HMNF transaction.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Compensation	$22,961	$19,332
Employee taxes and benefits	7,762	6,188
Occupancy and equipment expense	2,907	1,906
Business services, software and technology expense	5,752	5,345
Intangible amortization expense	2,710	1,324
Professional fees and assessments	2,996	1,993
Marketing and business development	965	685
Supplies and postage	630	528
Travel	287	292
Mortgage and lending expenses	536	441
Other	2,859	985
Total noninterest expense	$50,365	$39,019

Total noninterest expense for the three months ended March 31, 2025 was $50.4 million, an $11.3 million, or 29.1%, increase compared to $39.0 million for the three months ended March 31, 2024. The year over year increase was primarily driven by higher compensation expense, employee taxes and benefits expense, intangible amortization expense, professional fees and assessments, and occupancy and equipment expense. Professional fees and assessments increased primarily due to increased merger-related expenses of $1.7 million in connection with the acquisition of HMNF and an increase in FDIC assessments. Compensation expense and employee taxes and benefits expense increased primarily due to increased head count resulting from the HMNF transaction and talent acquisition hires throughout 2024. Intangible amortization expense increased primarily due to the $33.5 million core deposit intangible recorded in connection with the HMNF acquisition. Occupancy and equipment expense increased primarily due to increased branch footprint resulting from the HMNF acquisition.

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

For the three months ended March 31, 2025, the Company recognized income tax expense of $4.2 million on $17.6 million of pre-tax income, resulting in an effective tax rate of 24.2%, compared to income tax expense of $2.1 million on $8.5 million of pre-tax income for the three months ended March 31, 2024, resulting in an effective tax rate of 24.5%.

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

For additional financial information on the Company’s segments see “NOTE 16 Segment Reporting” of the Company’s consolidated financial statements.

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 29 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 15 banking offices acquired in the HMNF transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the banking segment’s balance sheet.

The following table presents the banking segment income statement, net of corporate administration, for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Net interest income	$41,157	$22,219
Provision for credit losses	863	—
Noninterest income	4,621	3,550
Total revenue	44,915	25,769
Noninterest expense (1)	29,211	18,671
Net income before taxes	$15,704	$7,098

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

The following table presents the retirement and benefits services segment income statement for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Recurring annual income (1)	$13,164	$12,461
Transactional income (2)	2,942	3,194
Total noninterest income	16,106	15,655
Noninterest expense	13,617	14,189
Net income before taxes	$2,489	$1,466

(1)

Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. $6.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, were due to movements in the market.

(2)	Transactional income primarily includes advisory fees and distribution fees.

Wealth

The wealth segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the  three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Asset management	$5,760	$5,255
Brokerage	534	366
Insurance and advisory	610	496
Total noninterest income	6,904	6,117
Noninterest expense	4,837	3,750
Net income before taxes	$2,067	$2,367

Financial Condition

Overview

Total assets were $5.3 billion as of March 31, 2025, an increase of $77.9 million, or 1.5%, compared to December 31, 2024. The increase was primarily due to a $92.9 million increase in loans and an increase of $21.7 million in cash and cash equivalents, partially offset by a decrease of $20.3 million in available-for-sale investment securities and a decrease of $7.0 million in held-to-maturity investment securities.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$10,676	1.3%	$30,707	3.7%
Mortgage backed securities
Residential agency	501,700	62.5	503,706	61.1
Commercial	1,274	0.2	1,251	0.2
Asset backed securities	18	—	19	—
Corporate bonds	54,060	6.7	52,370	6.3
Total available-for-sale investment securities	567,728	70.7	588,053	71.3
Held-to-maturity
Obligations of state and political agencies	105,695	13.2	107,985	13.1
Mortgage backed securities
Residential agency	128,880	16.1	129,001	15.6
Total held-to-maturity investment securities	234,575	29.3	236,986	28.7
Total investment securities	$802,303	100.0%	$825,039	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of March 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of March 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$4,999	4.50%	$5,324	4.50%	$—	—%	$353	4.94%
Mortgage backed securities
Residential agency	32	2.48	3,427	3.41	25,169	4.11	473,072	2.33
Commercial	—	—	1,274	2.40	—	—	—	—
Asset backed securities	—	—	—	—	18	4.93	—	—
Corporate bonds	—	—	—	—	54,060	3.67	—	—
Total available-for-sale investment securities	5,031	4.51	10,025	4.22	79,247	3.84	473,425	2.36
Held-to-maturity
Obligations of state and political agencies	6,808	1.33	50,595	1.71	41,740	2.17	6,552	2.24
Mortgage backed securities
Residential agency	—	—	—	—	—	—	128,880	2.23
Total held-to-maturity investment securities	6,808	0.87	50,595	1.55	41,740	2.09	135,432	2.20
Total investment securities	$11,839	3.38%	$60,620	2.32%	$120,987	3.23%	$608,857	2.32%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.1 billion as of March 31, 2025, an increase of $92.9 million, or 2.3%, from December 31, 2024. The increase was primarily driven by a $93.3 million increase in CRE loans and an $8.8 million increase in agricultural loans, partially offset by $8.3 million and $0.9 million decreases in commercial and industrial loans and consumer loans, respectively.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	March 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$329,879	8.1%	$340,702	8.5%
Services	177,036	4.3	177,813	4.5
Retail trade	87,002	2.1	88,105	2.2
Manufacturing	64,529	1.6	60,107	1.5
Total commercial and industrial	658,446	16.1	666,727	16.7
Commercial real estate:
Construction, land and development	360,024	8.8	294,677	7.4
Multifamily	353,060	8.6	363,123	9.1
Non-owner occupied
Office	165,914	4.1	168,170	4.2
Industrial	171,259	4.2	169,391	4.2
Retail	149,250	3.7	154,325	3.9
Hotel	170,497	4.2	170,982	4.3
Medical office	166,912	4.1	139,939	3.5
Medical or nursing facility	84,873	2.1	110,164	2.8
Other commercial real estate	42,854	0.9	54,054	1.3
Total non-owner occupied	951,559	23.3	967,025	24.2
Owner occupied	424,880	10.4	371,418	9.3
Total commercial real estate	2,089,523	51.1	1,996,243	50.0
Agricultural:
Land	68,894	1.7	61,299	1.5
Production	64,240	1.6	63,008	1.6
Total agricultural	133,134	3.3	124,307	3.1
Consumer:
RRE − First lien	907,534	22.2	921,019	23.1
RRE − Construction	38,553	0.9	33,547	0.8
RRE − HELOC	175,600	4.3	162,509	4.1
RRE − Junior lien	43,740	1.1	44,060	1.1
Other consumer	38,953	1.0	44,122	1.1
Total consumer	1,204,380	29.5	1,205,257	30.2
Total loans	$4,085,483	100.0%	$3,992,534	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	March 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$612,722	47.0%	$668,395	50.2%
North Dakota	212,156	16.3	221,693	16.7
Arizona	163,278	12.5	169,473	12.7
Texas	37,114	2.8	34,580	2.6
Colorado	23,379	1.8	23,386	1.8
Oregon	17,898	1.4	17,990	1.4
Wisconsin	120,955	9.3	111,502	8.4
Missouri	16,684	1.3	16,776	1.3
Kansas	15,785	1.2	15,183	1.1
South Dakota	16,624	1.3	14,554	1.1
Virginia	11,173	0.9	—	—
Other	56,851	4.4	36,616	2.8
Total non-owner occupied and multifamily commercial real estate loans	$1,304,619	100.0%	$1,330,148	100.0%

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

Residential real estate (“RRE”) loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Real estate construction loans are also offered to consumers who wish to build their own homes and are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. RRE loans also include home equity loans and lines of credit that are secured by a first or second lien on the borrower’s residence. Home equity lines of credit (“HELOC”) consist mainly of revolving lines of credit secured by residential real estate.

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of March 31, 2025, the Company’s RRE portfolio was $1.2 billion, representing a $4.3 million, or 0.4%, increase from December 31, 2024. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2025:

	March 31, 2025
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$158,421	$324,361	$172,845	$2,851	$658,478
Commercial real estate
Construction, land and development	119,398	156,951	68,664	15,011	360,024
Multifamily	40,386	250,015	62,659	—	353,060
Non-owner occupied	94,905	651,016	184,166	21,472	951,559
Owner occupied	38,906	221,847	117,512	46,615	424,880
Total commercial real estate	293,595	1,279,829	433,001	83,098	2,089,523
Agricultural	—	—	—	—	—
Land	9,609	21,225	11,959	26,101	68,894
Production	39,644	22,336	2,260	—	64,240
Total agricultural	49,253	43,561	14,219	26,101	133,134
Total commercial	501,269	1,647,751	620,065	112,050	2,881,135
Consumer
Residential real estate
First lien	9,293	46,610	80,808	770,823	907,534
Construction	25,839	4,811	—	7,903	38,553
HELOC	4,693	13,131	24,044	133,732	175,600
Junior lien	3,429	6,833	22,060	11,418	43,740
Total residential real estate	43,254	71,385	126,912	923,876	1,165,427
Other consumer	11,194	22,597	5,162	—	38,953
Total consumer	54,448	93,982	132,074	923,876	1,204,380
Total loans	$555,717	$1,741,733	$752,139	$1,035,926	$4,085,515
Loans with fixed interest rates:
Commercial
Commercial and industrial	$29,231	$233,857	$54,059	$—	$317,147
Commercial real estate
Construction, land and development	59,261	44,429	1,430	—	105,120
Multifamily	25,609	143,704	27,974	—	197,287
Non-owner occupied	54,364	401,742	77,988	430	534,524
Owner occupied	32,896	168,099	59,229	1,311	261,535
Total commercial real estate	172,130	757,974	166,621	1,741	1,098,466
Agricultural
Land	3,868	21,106	10,128	17,860	52,962
Production	3,594	20,830	2,260	—	26,684
Total agricultural	7,462	41,936	12,388	17,860	79,646
Total commercial	208,823	1,033,767	233,068	19,601	1,495,259
Consumer
Residential real estate
First lien	8,323	38,657	70,419	417,925	535,324
Construction	12,523	760	—	3,002	16,285
HELOC	3	1,989	7,975	4,095	14,062
Junior lien	2,507	4,498	14,850	10,491	32,346
Total residential real estate	23,356	45,904	93,244	435,513	598,017
Other consumer	3,741	15,214	5,162	—	24,117
Total consumer	27,097	61,118	98,406	435,513	622,134
Total loans with fixed interest rates	$235,920	$1,094,885	$331,474	$455,114	$2,117,393
Loans with floating interest rates:
Commercial
Commercial and industrial	$129,190	$90,504	$118,786	$2,851	$341,331
Commercial real estate
Construction, land and development	60,137	112,522	67,234	15,011	254,904
Multifamily	14,777	106,311	34,685	—	155,773
Non-owner occupied	40,541	249,274	106,178	21,042	417,035
Owner occupied	6,010	53,748	58,283	45,304	163,345
Total commercial real estate	121,465	521,855	266,380	81,357	991,057
Agricultural
Land	5,741	119	1,831	8,241	15,932
Production	36,050	1,506	—	—	37,556
Total agricultural	41,791	1,625	1,831	8,241	53,488
Total commercial	292,446	613,984	386,997	92,449	1,385,876
Consumer
Residential real estate
First lien	970	7,953	10,389	352,898	372,210
Construction	13,316	4,051	—	4,901	22,268
HELOC	4,690	11,142	16,069	129,637	161,538
Junior lien	922	2,335	7,210	927	11,394
Total residential real estate	19,898	25,481	33,668	488,363	567,410
Other consumer	7,453	7,383	—	—	14,836
Total consumer	27,351	32,864	33,668	488,363	582,246
Total loans with floating interest rates	$319,797	$646,848	$420,665	$580,812	$1,968,122

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

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$32,266	$35,127
Commercial real estate
Construction, land and development	40,479	37,633
Multifamily	52,053	27,188
Non-owner occupied	50,830	45,173
Owner occupied	29,471	27,637
Total commercial real estate	172,833	137,631
Agricultural
Land	8,801	8,034
Production	4,886	4,813
Total agricultural	13,687	12,847
Total commercial	218,786	185,605
Consumer
Residential real estate
First lien	2,533	2,988
Construction	4,680	4,680
HELOC	1,391	1,459
Junior lien	2,905	3,210
Total residential real estate	11,509	12,337
Other consumer	74	339
Total consumer	11,583	12,676
Total criticized loans	$230,369	$198,281
Criticized loans as a percent of total loans	5.64%	4.97%

The following table presents information regarding nonperforming assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$50,517	$54,433
Accruing loans 90+ days past due	—	8,453
Total nonperforming loans	50,517	62,886
OREO and repossessed assets	493	—
Total nonperforming assets	51,010	62,886
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$51,010	$62,886
Nonperforming loans to total loans	1.24%	1.58%
Nonperforming assets to total assets	0.96%	1.20%
ACL on loans to nonperforming loans	123%	95%

Interest income lost on nonaccrual loans was approximately $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses

The ACL, on loans is maintained at a level management believes is sufficient to absorb expected losses in the loan portfolio over the remaining estimated life of loans in the portfolio. Under the Current Expected Credit Loss accounting standard, the ACL is a valuation estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge‑offs, net of recoveries.

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

The following table presents information concerning the components of the ACL for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
ACL on loans at the beginning of the period	$59,929	$35,843
(Credit) provision for loan losses	2,407	799
Net charge-offs (recoveries) (1)
Commercial and industrial	(101)	41
CRE − Construction, land and development	—	—
CRE − Multifamily	—	—
CRE − Non-owner occupied	—	—
CRE − Owner occupied	(11)	18
Agricultural − Land	—	—
Agricultural − Production	(12)	—
RRE − First lien	54	—
RRE − Construction	—	—
RRE − HELOC	250	—
RRE − Junior lien	300	—
Other consumer	(73)	(1)
Total net charge-offs (recoveries)	407	58
ACL on loans at the end of the period	61,929	36,584
Components of ACL:
ACL on HTM debt securities	129	207
ACL on loans	61,929	36,584
ACL on off-balance sheet credit exposures	5,992	6,607
ACL at end of the period	68,050	43,398
Total loans	$4,085,483	$2,799,475
Average total loans	4,022,863	2,768,514
ACL on loans to total loans	1.52%	1.31%
ACL on loans to nonaccrual loans	122.59%	67.21%
ACL on loans to nonperforming loans	122.59%	95.30%
Net charge-offs/(recoveries) to average total loans (annualized)	0.04%	0.01%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	Three months ended
	March 31,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$169	$270	$(101)	$657,838	(0.06)%
Commercial real estate
Construction, land and development	—	—	—	342,718	—
Multifamily	—	—	—	372,608	—
Non-owner occupied	—	—	—	981,601	—
Owner occupied	—	11	(11)	386,545	(0.01)
Total commercial real estate	—	11	(11)	2,083,472	—
Agricultural
Land	—	—	—	67,228	—
Production	—	12	(12)	60,933	(0.08)
Total agricultural	—	12	(12)	128,161	(0)
Total commercial	169	293	(124)	2,869,471	(0.02)
Consumer
Residential real estate
First lien	54	—	54	899,835	0.02
Construction	—	—	—	36,913	—
HELOC	250	—	250	168,599	0.60
Junior lien	300	—	300	44,096	2.76
Total residential real estate	604	—	604	1,149,443	0.21
Other consumer	39	112	(73)	40,356	(0.73)
Total consumer	643	112	531	1,189,799	0.18
Total loans	$812	$405	$407	$4,059,270	0.04%
2024:
Commercial
Commercial and industrial	$164	$123	$41	$564,125	0.03%
Commercial real estate
Construction, land and development	—	—	—	127,587	—
Multifamily	—	—	—	250,513	—
Non-owner occupied	—	—	—	564,554	—
Owner occupied	29	11	18	279,165	0.03
Total commercial real estate	29	11	18	1,221,819	0.01
Agricultural
Land	—	—	—	40,310	—
Production	—	—	—	35,331	—
Total agricultural	—	—	—	75,641	—
Total commercial	193	134	59	1,861,585	0.01
Consumer
Residential real estate
First lien	—	—	—	701,757	—
Construction	—	—	—	21,559	—
HELOC	—	—	—	118,957	—
Junior lien	—	—	—	35,824	—
Total residential real estate	—	—	—	878,097	—
Other consumer	12	13	(1)	28,835	(0.01)
Total consumer	12	13	(1)	906,932	—
Total loans	$205	$147	$58	$2,768,517	0.01%

The following table presents the allocation of the ACL on loans as of the dates presented:

	March 31, 2025		December 31, 2024
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$7,960	16.1%	$8,170	16.7%
CRE − Construction, land and development	18,369	8.8	16,277	7.4
CRE − Multifamily	4,749	8.6	4,716	9.1
CRE − Non-owner occupied	16,342	23.3	16,513	24.2
CRE − Owner occupied	3,512	10.4	3,226	9.3
Agricultural − Land	603	1.7	597	1.5
Agricultural − Production	913	1.6	631	1.6
RRE − First lien	7,042	22.2	6,921	23.1
RRE − Construction	467	0.9	357	0.8
RRE − HELOC	1,180	4.3	1,339	4.1
RRE − Junior lien	439	1.1	742	1.1
Other consumer	353	1.0	440	1.1
Total loans	$61,929	100.0%	$59,929	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $6.0 million and $6.6 million as of March 31, 2025 and 2024, respectively.

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

Total deposits were $4.5 billion as of March 31, 2025, an increase of $106.9 million, or 2.4%, from December 31, 2024. Interest-bearing deposits increased $121.1 million during this period, while noninterest-bearing deposits decreased $14.2 million. The increase in total deposits was due to both expanded and new commercial deposit relationships along with synergistic deposit growth. Noninterest-bearing deposits decreased from 20.6% of total deposits as of December 31, 2024 to 19.8% as of March 31, 2025, as higher yields on interest-bearing accounts and other investment alternatives, such as U.S. treasuries, attracted such funds.

The following table presents the composition of the Company’s deposit portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$889,270	19.8%	$903,466	20.6%	$(14,196)	(1.6)%
Interest-bearing demand	1,283,031	28.6	1,220,173	27.9	62,858	5.2
Money market and savings (1)	1,649,468	36.8	1,547,806	35.4	101,662	6.6
Time deposits	663,522	14.8	706,965	16.1	(43,443)	(6.1)
Total deposits	$4,485,291	100.0%	$4,378,410	100.0%	$106,881	2.4%

(1)	Money market and savings deposits included health savings account deposits of $198.7 million and $190.3 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$849,687	—%	$675,926	—%
Interest-bearing demand	1,247,725	1.81	869,060	1.97
Money market and savings	1,590,616	2.89	1,186,900	3.77
Time deposits	688,569	3.91	431,679	4.46
Total deposits	$4,376,597	2.14%	$3,163,565	2.53%

The following table presents the composition of the Company’s deposit portfolio by client segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,564,571	34.8%	$1,647,131	37.7%	$(82,560)	(5.0)%
Consumer	1,534,323	34.2	1,556,522	35.5	(22,199)	(1.4)
Public (1)	339,352	7.6	201,197	4.6	138,155	68.7
Synergistic (2)
Retirement and benefit services (3)	743,089	16.6	683,149	15.6	59,940	8.8
Wealth (4)	303,956	6.8	290,411	6.6	13,545	4.7
Total synergistic	1,047,045	23.4	973,560	22.2	73,485	13.5
Total deposits	$4,485,291	100.0%	$4,378,410	100.0%	$106,881	2.4%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth clients hold in proprietary Alerus money market products.
(3)	$390.2 million and $361.3 million of retirement and benefit services synergistic deposits were indexed as of March 31, 2025 and December 31, 2024, respectively.
(4)	$304.0 million and $290.4 million of wealth synergistic deposits were indexed as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of March 31, 2025:

March 31,
(dollars in thousands)	2025
Maturing in:
3 months or less	$62,368
3 months to 6 months	107,894
6 months to 1 year	31,237
1 year or greater	25,896
Total	$227,395

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.5 billion at both March 31, 2025 and December 31, 2024. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$38,960	13.1%
FHLB short-term advances	200,000	77.2	200,000	67.1
Subordinated notes	50,000	19.3	50,000	16.8
Junior subordinated debentures	9,098	3.5	9,069	3.0
Total borrowed funds	$259,098	100.0%	$298,029	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $18.8 million, or 3.8%, to $514.2 million as of March 31, 2025, compared to $495.4 million as of December 31, 2024. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 7.43% as of March 31, 2025, from 7.13% as of December 31, 2024. Common equity tier 1 capital to risk weighted assets increased to 10.10% as of March 31, 2025, from 9.91% as of December 31, 2024.

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

At March 31, 2025 and December 31, 2024, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Capital Ratios	2025	2024
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.10%	9.91%
Tier 1 capital to risk weighted assets	10.31%	10.12%
Total capital to risk weighted assets	12.67%	12.49%
Tier 1 capital to average assets	8.86%	8.65%
Tangible common equity to tangible assets (1)	7.43%	7.13%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.36%	10.18%
Tier 1 capital to risk weighted assets	10.36%	10.18%
Total capital to risk weighted assets	11.61%	11.43%
Tier 1 capital to average assets	9.06%	8.69%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of March 31, 2025, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of March 31, 2025 and December 31, 2024, was as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,047,185	$1,090,114
Standby letters of credit	18,424	30,033
Total	$1,065,609	$1,120,147

Liquidity

Liquidity management is the process by which the Company manages the flow of funds necessary to meet the Company’s financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the Company’s operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s asset and liability committee (the “ALCO”), a group of senior officers from the finance, enterprise risk management, deposit, investment, treasury, and lending areas. It is the ALCO’s responsibility to ensure the Company has the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and that management has plans in place to respond. The ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.

As of March 31, 2025, the Company had on balance sheet liquidity of $410.2 million, compared to $579.0 million as of December 31, 2024. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of March 31, 2025, the Company had off balance sheet liquidity of $2.5 billion, compared to $2.3 billion as of December 31, 2024. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2025, the Company had no federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of March 31, 2025, the Company had $2.4 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.3 billion from the FHLB. In addition, the Company can borrow up to $127.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of March 31, 2025. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of March 31, 2025 and December 31, 2024.

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

The estimated impact on the Company’s net interest income as of March 31, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below:

	March 31, 2025		December 31, 2024
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	0.5%	12.3%	1.7%	13.6%
+300 basis points	0.3%	9.0%	1.2%	10.0%
+200 basis points	0.5%	6.7%	1.1%	7.2%
+100 basis points	0.4%	3.6%	0.6%	3.7%
−100 basis points	0.6%	-3.0%	0.4%	-3.1%
−200 basis points	1.0%	-6.6%	0.7%	-6.8%
−300 basis points	1.8%	-9.2%	0.8%	-10.5%
−400 basis points	4.3%	-6.7%	4.0%	-7.0%

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

The table below presents the change in the economic value of equity as of March 31, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	March 31,	December 31,
	2025	2024
+400 basis points	-5.2%	-6.2%
+300 basis points	-4.0%	-4.8%
+200 basis points	-1.6%	-2.4%
+100 basis points	-0.2%	-0.8%
−100 basis points	-0.5%	0.1%
−200 basis points	-2.2%	-0.9%
−300 basis points	-6.6%	-3.6%
−400 basis points	-13.8%	-8.5%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In its Annual Report on Form 10-K for the period ended December 31, 2024, management concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of the end of such period, due to the existence of a material weakness related to a unique, one-time transaction, where goodwill initially calculated by the Company was inaccurate. The Company has since designed and implemented control activities to ensure that there is the appropriate periodic assessment of its business combination accounting policies and procedures, and its accounting department employees have participated in education and training related to business combination accounting and discussed with accounting experts to provide appropriate guidance in connection with accounting for business combinations. Other than disclosed herein, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

For information regarding litigation, other disputes and regulatory proceedings see the section “Legal Contingencies” in “NOTE 12 Commitments and Contingencies” of the consolidated financial statements.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the first quarter of 2025:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January 1-31, 2025	4,253	$19.56	—	1,000,000
February 1-28, 2025	31,194	21.29	—	1,000,000
March 1-31, 2025	629	18.43	—	1,000,000
Total	36,076	$21.04	—	1,000,000

(1)

Represents shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)

On December 12, 2023, the Board of Directors of the Company approved the Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced a prior stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2025, the Company did not repurchase any shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

ALERUS FINANCIAL CORPORATION

Date: May 5, 2025	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)