Form 10-Q
period 2025-06-30
ALERUS FINANCIAL CORP
filed 2025-08-05
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock outstanding at August 1, 2025 was 25,396,307.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$80,904	$61,239
Investment securities
Trading	1,686	3,309
Available-for-sale, at fair value (amortized cost of $620,799 and $686,556, respectively)	541,152	588,053
Held-to-maturity, at amortized cost (fair value of $231,504 and $236,986, respectively, with an allowance for credit losses on investments of $127 and $131, respectively)	263,706	275,585
Loans held for sale	18,424	16,518
Non-mortgage loans held for sale	50,160	—
Loans	4,044,657	3,992,534
Allowance for credit losses on loans	(59,278)	(59,929)
Net loans	3,985,379	3,932,605
Land, premises and equipment, net	42,693	39,780
Operating lease right-of-use assets	12,535	13,438
Accrued interest receivable	20,884	20,075
Bank-owned life insurance	38,613	36,033
Goodwill	85,634	85,634
Other intangible assets, net	38,462	43,882
Servicing rights	7,184	7,918
Deferred income taxes, net	41,460	52,885
Other assets	94,946	84,719
Total assets	$5,323,822	$5,261,673
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$790,300	$903,466
Interest-bearing	3,547,168	3,474,944
Total deposits	4,337,468	4,378,410
Short-term borrowings	314,600	238,960
Long-term debt	59,126	59,069
Operating lease liabilities	18,017	18,991
Accrued expenses and other liabilities	61,456	70,833
Total liabilities	4,790,667	4,766,263
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 30,000,000 shares authorized: 25,388,848 and 25,344,803 issued and outstanding	25,389	25,345
Additional paid-in capital	270,735	269,708
Retained earnings	296,878	273,723
Accumulated other comprehensive income (loss)	(59,847)	(73,366)
Total stockholders’ equity	533,155	495,410
Total liabilities and stockholders’ equity	$5,323,822	$5,261,673

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans, including fees	$63,853	$41,663	$125,348	$80,958
Investment securities
Taxable	5,310	4,845	11,017	9,413
Exempt from federal income taxes	160	170	320	343
Other	1,101	6,344	1,920	11,346
Total interest income	70,424	53,022	138,605	102,060
Interest Expense
Deposits	22,758	21,284	46,293	41,436
Short-term borrowings	3,982	7,053	6,821	13,042
Long-term debt	652	684	1,302	1,362
Total interest expense	27,392	29,021	54,416	55,840
Net interest income	43,032	24,001	84,189	46,220
Provision for credit losses	—	4,489	863	4,489
Net interest income after provision for credit losses	43,032	19,512	83,326	41,731
Noninterest Income
Retirement and benefit services	16,024	16,078	32,130	31,733
Wealth	7,363	6,360	14,267	12,477
Mortgage banking	3,651	2,554	5,177	4,224
Service charges on deposit accounts	680	456	1,330	845
Gain on sale of non-mortgage loans	2,115	—	2,115	—
Other	1,930	1,923	4,376	3,415
Total noninterest income	31,763	27,371	59,395	52,694
Noninterest Expense
Compensation	24,343	20,265	47,304	39,597
Employee taxes and benefits	6,633	5,134	14,396	11,322
Occupancy and equipment expense	2,559	1,815	5,466	3,722
Business services, software and technology expense	5,868	4,599	11,620	9,944
Intangible amortization expense	2,710	1,324	5,419	2,648
Professional fees and assessments	2,339	2,373	5,335	4,366
Marketing and business development	787	651	1,752	1,436
Supplies and postage	490	370	1,121	898
Travel	347	332	634	624
Mortgage and lending expenses	940	467	1,476	908
Other	1,422	1,422	4,282	2,306
Total noninterest expense	48,438	38,752	98,805	77,771
Income before income taxes	26,357	8,131	43,916	16,654
Income tax expense	6,104	1,923	10,349	4,014
Net income	$20,253	$6,208	$33,567	$12,640
Per Common Share Data
Basic earnings per common share	$0.79	$0.31	$1.31	$0.64

Diluted earnings per common share	$0.78	$0.31	$1.30	$0.63
Dividends declared per common share	$0.21	$0.20	$0.41	$0.39
Average common shares outstanding	25,368	19,777	25,363	19,758
Diluted average common shares outstanding	25,714	20,050	25,683	20,018

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$20,253	$6,208	$33,567	$12,640
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	4,586	(1,221)	18,760	(4,739)
Net change in unrealized gain (losses) on cash flow hedging derivatives	(147)	25	(587)	709
Net change in unrealized gain (losses) on other derivatives	110	164	(123)	2,195
Total other comprehensive income (loss), before tax	4,549	(1,032)	18,050	(1,835)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,142	(259)	4,531	(461)
Other comprehensive income (loss), net of tax	3,407	(773)	13,519	(1,374)
Total comprehensive income (loss)	$23,660	$5,435	$47,086	$11,266

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2024	19,777	$150,741	$275,374	$(74,256)	$371,636
Net income	—	—	6,208	—	6,208
Other comprehensive income (loss)	—	—	—	(773)	(773)
Common stock repurchased	—	(4)	—	—	(4)
Common stock dividends	—	—	(3,962)	—	(3,962)
Share‑based compensation expense	—	121	—	—	121
Vesting of restricted stock	1	(1)	—	—	—
Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226

Balance as of March 31, 2025	25,366	$270,159	$281,961	$(63,254)	$514,232
Net income	—	—	20,253	—	20,253
Other comprehensive income (loss)	—	—	—	3,407	3,407
Common stock repurchased	(2)	(47)	—	—	(49)
Common stock dividends	—	—	(5,336)	—	(5,336)
Share‑based compensation expense	—	648	—	—	648
Vesting of restricted stock	25	(25)	—	—	—
Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155

	Six months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	12,640	—	12,640
Other comprehensive income (loss)	—	—	—	(1,374)	(1,374)
Common stock repurchased	(7)	(149)	—	—	(156)
Common stock dividends	—	—	(7,725)	—	(7,725)
Share‑based compensation expense	—	714	—	—	714
Vesting of restricted stock	51	(51)	—	—	—
Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226

Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	33,567	—	33,567
Other comprehensive income (loss)	—	—	—	13,519	13,519
Common stock repurchased	(8)	(168)	—	—	(176)
Common stock dividends	—	—	(10,412)	—	(10,412)
Share‑based compensation expense	—	1,247	—	—	1,247
Vesting of restricted stock	52	(52)	—	—	—
Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2025	2024
Operating Activities
Net income	$33,567	$12,640
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	6,894	(676)
Provision for credit losses	863	4,489
Depreciation and amortization	7,663	4,271
Amortization and accretion of premiums/discounts on investment securities	377	853
Amortization of operating lease right-of-use assets	(72)	11
Share‑based compensation expense	1,247	714
Purchase accounting accretion, net	(17,438)	(1,250)
Originations of loans held for sale	(113,267)	(154,739)
Proceeds on loans held for sale	115,851	131,532
Realized loss (gain) on mortgage loans sold	(4,405)	(3,497)
Servicing rights capitalized upon sale of mortgage loans	(101)	—
(Increase) in value of bank-owned life insurance	(370)	(337)
Realized loss (gain) on sale of premises and equipment	84	—
Realized loss (gain) on derivative instruments	(484)	(913)
Realized loss (gain) on sale of foreclosed assets	21	1
Change in fair value of mortgage servicing rights	835	—
Realized loss (gain) on servicing rights	—	(134)
Net change in:
Accrued interest receivable	(809)	(1,177)
Other assets	(2,247)	(1,335)
Accrued expenses and other liabilities	(9,800)	8,799
Net cash provided (used) by operating activities	18,409	(748)
Investing Activities
Proceeds from sales of trading investment securities	5,450	7,443
Purchases of trading investment securities	(3,729)	(10,211)
Proceeds from sales or calls of investment securities available-for-sale	19,000	—
Proceeds from maturities of investment securities available-for-sale	46,759	22,384
Proceeds from calls of investment securities held-to-maturity	146	251
Proceeds from maturities and paydowns of investment securities held-to-maturity	11,262	12,209
Proceeds from sale of non-mortgage loan held for sale	12,331	—
Net (increase) decrease in loans	(102,662)	(157,687)
Net (increase) decrease in FHLB stock	(4,504)	4,952
Purchases of BOLI	(2,210)	(1,935)
Purchases of premises and equipment	(5,185)	(4,566)
Proceeds from sales of foreclosed assets	484	36
Net cash provided (used) by investing activities	(22,858)	(127,124)
Financing Activities
Net increase (decrease) in deposits	(40,942)	202,964
Net increase (decrease) in short-term borrowings	75,640	240,830
Repayments of long-term debt	—	1
Cash dividends paid on common stock	(10,408)	(7,519)
Repurchase of common stock	(176)	(156)
Net cash provided (used) by financing activities	24,114	436,120
Net change in cash and cash equivalents	19,665	308,248
Cash and cash equivalents at beginning of period	61,239	129,893
Cash and cash equivalents at end of period	$80,904	$438,141

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
	2025	2024
Supplemental Cash Flow Disclosures
Interest paid	$57,569	$47,719
Income taxes paid	501	174
Cash dividends declared, not paid	5,336	3,962
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(1,235)	(5)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	66	318
Change in fair value hedges presented within residential real estate loans and other assets	—	143
Loans transferred to non-mortgage loans held for sale	62,491	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation (“the Company”) as of  June 30, 2025 and December 31, 2024, the consolidated statements of income for the three and six months ended June 30, 2025 and 2024, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2025, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2025.

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

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $1.7 million and $3.3 million as of June 30, 2025 and  December 31, 2024, respectively. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$638	$—	$(1)	$—	$637
Mortgage backed securities
Residential agency	564,826	330	(76,217)	—	488,939
Commercial	1,336	—	(56)	—	1,280
Asset backed securities	17	—	—	—	17
Corporate bonds	53,982	—	(3,703)	—	50,279
Total available-for-sale investment securities	620,799	330	(79,977)	—	541,152
Held-to-maturity
Obligations of state and political agencies	114,141	—	(8,770)	75	105,371
Mortgage backed securities
Residential agency	149,692	—	(23,559)	52	126,133
Total held-to-maturity investment securities	263,833	—	(32,329)	127	231,504
Total investment securities	$884,632	$330	$(112,306)	$127	$772,656

	December 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$30,691	$18	$(2)	—	$30,707
Mortgage backed securities
Residential agency	596,510	1	(92,805)	—	503,706
Commercial	1,350	—	(99)	—	1,251
Asset backed securities	19	—	—	—	19
Corporate bonds	57,986	—	(5,616)	—	52,370
Total available-for-sale investment securities	686,556	19	(98,522)	—	588,053
Held-to-maturity
Obligations of state and political agencies	119,623	—	(11,638)	77	107,985
Mortgage backed securities
Residential agency	156,093	—	(27,092)	54	129,001
Total held-to-maturity investment securities	275,716	—	(38,730)	131	236,986
Total investment securities	$962,272	$19	$(137,252)	$131	$825,039

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2025 represented a credit loss impairment. As of both June 30, 2025 and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both June 30, 2025 and December 31, 2024; however, all such bonds had an investment grade rating as of both June 30, 2025 and December 31, 2024. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $127 thousand and $131 thousand as of June 30, 2025 and December 31, 2024, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and six months ended June 30, 2025.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of June 30, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.6 million and $1.2 million, respectively. As of December 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $1.3 million, respectively.

The Company had no sales of AFS investment securities for the three and six months ended June 30, 2025 and 2024. The Company had calls of AFS investment securities with proceeds of $19.0 million and $29.0 million for the three and six months ended June 30, 2025, respectively, and no calls of AFS investment securities for the three and six months ended June 30, 2024.

The Company had no sales of HTM investment securities for the three and six months ended June 30, 2025 and 2024.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		June 30, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$—	$—	$(1)	$469	$(1)	$469
Mortgage backed securities
Residential agency	111	(1)	35	(76,216)	383,021	(76,217)	383,056
Commercial	1	—	—	(56)	1,278	(56)	1,278
Asset backed securities	3	—	—	—	16	—	16
Corporate bonds	11	—	—	(3,703)	50,279	(3,703)	50,279
Total available-for-sale investment securities	128	$(1)	$35	$(79,976)	$435,063	$(79,977)	$435,098

		December 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$—	$—	$(2)	$327	$(2)	$327
Mortgage backed securities
Residential agency	124	(1,715)	116,800	(91,090)	386,864	(92,805)	503,664
Commercial	1	—	—	(99)	1,251	(99)	1,251
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(5,616)	52,370	(5,616)	52,370
Total available-for-sale investment securities	141	$(1,715)	$116,800	$(96,807)	$440,830	$(98,522)	$557,630

As of June 30, 2025 and December 31, 2024, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended June 30, 2025 and 2024.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of June 30, 2025, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$6,547	$6,461	$—	$—
Due after one year through five years	57,083	53,878	1,625	1,568
Due after five years through ten years	43,077	38,521	53,999	50,296
Due after 10 years	7,434	6,511	349	349
	114,141	105,371	55,973	52,213
Mortgage-backed securities
Residential agency	149,692	126,133	564,826	488,939
Total investment securities	$263,833	$231,504	$620,799	$541,152

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $439.1 million and $340.2 million were pledged as of June 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.

As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Federal Reserve	$8,631	$7,519
FHLB	18,161	13,656

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2025, the conversion ratio was 1.5609. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,808 Class A equivalents) that the Company owned as of June 30, 2025 and December 31, 2024, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$675,892	$666,727
Commercial real estate
Construction, land and development	352,749	294,677
Multifamily	333,307	363,123
Non-owner occupied	887,643	967,025
Owner occupied	440,170	371,418
Total commercial real estate	2,013,869	1,996,243
Agricultural
Land	66,395	61,299
Production	67,931	63,008
Total agricultural	134,326	124,307
Total commercial	2,824,087	2,787,277
Consumer
Residential real estate
First lien	901,738	921,019
Construction	35,754	33,547
HELOC	200,624	162,509
Junior lien	41,450	44,060
Total residential real estate	1,179,566	1,161,135
Other consumer	41,004	44,122
Total consumer	1,220,570	1,205,257
Total loans	$4,044,657	$3,992,534

Total loans included net deferred loan fees and costs of $0.3 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively. Unearned discounts associated with bank acquisitions totaled $52.7 million and $70.6 million as of June 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $17.5 million at June 30, 2025 and $16.4 million at December 31, 2024.

As of  June 30, 2025, the Company had $50.2 million in non-mortgage loans held for sale, which were previously recorded as loans, compared to $0.0 million at December 31, 2024. The Company transferred these loans to the non-mortgage loans held for sale category in the second quarter of 2025, and a valuation allowance of $78 thousand was recorded as part of this transaction. During the second quarter of 2025, the Company transferred a loan from the loans category to the non-mortgage loans held for sale category. This loan was sold prior to the end of the second quarter of 2025, and the Company received proceeds of $12.3 million.

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

Loans with a carrying value of $2.9 billion, as of both  June 30, 2025 and December 31, 2024, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$7,960	$317	$(79)	$128	$8,326
Commercial real estate
Construction, land and development	18,369	160	—	—	18,529
Multifamily	4,749	127	—	—	4,876
Non-owner occupied	16,342	(22)	(3,401)	—	12,919
Owner occupied	3,512	301	(6)	11	3,818
Total commercial real estate	42,972	566	(3,407)	11	40,142
Agricultural
Land	603	12	—	—	615
Production	913	94	(384)	—	623
Total agricultural	1,516	106	(384)	—	1,238
Total commercial	52,448	989	(3,870)	139	49,706
Consumer
Residential real estate
First lien	7,042	17	—	—	7,059
Construction	467	(51)	—	—	416
HELOC	1,180	188	(10)	—	1,358
Junior lien	439	(63)	—	—	376
Total residential real estate	9,128	91	(10)	—	9,209
Other consumer	353	36	(38)	12	363
Total consumer	9,481	127	(48)	12	9,572
Total	$61,929	$1,116	$(3,918)	$151	$59,278

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.2) million related to off-balance sheet credit exposure, ($2) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Six months ended June 30, 2025
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,170	$6	$(248)	$398	$8,326
Commercial real estate
Construction, land and development	16,277	2,252	—	—	18,529
Multifamily	4,716	160	—	—	4,876
Non-owner occupied	16,513	(193)	(3,401)	—	12,919
Owner occupied	3,226	576	(6)	22	3,818
Total commercial real estate	40,732	2,795	(3,407)	22	40,142
Agricultural
Land	597	18	—	—	615
Production	631	364	(384)	12	623
Total agricultural	1,228	382	(384)	12	1,238
Total commercial	50,130	3,183	(4,039)	432	49,706
Consumer
Residential real estate
First lien	6,921	192	(54)	—	7,059
Construction	357	59	—	—	416
HELOC	1,339	279	(260)	—	1,358
Junior lien	742	(66)	(300)	—	376
Total residential real estate	9,359	464	(614)	—	9,209
Other consumer	440	(124)	(77)	124	363
Total consumer	9,799	340	(691)	124	9,572
Total	$59,929	$3,523	$(4,730)	$556	$59,278

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($2.7) million related to off-balance sheet credit exposure, ($4) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Three months ended June 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,508	$(663)	$(2,730)	$119	$6,234
Commercial real estate
Construction, land and development	5,922	4,898	—	—	10,820
Multifamily	2,148	282	—	—	2,430
Non-owner occupied	8,104	668	—	—	8,772
Owner occupied	2,461	(190)	—	9	2,280
Total commercial real estate	18,635	5,658	—	9	24,302
Agricultural
Land	248	11	—	—	259
Production	219	(34)	—	—	185
Total agricultural	467	(23)	—	—	444
Total commercial	28,610	4,972	(2,730)	128	30,980
Consumer
Residential real estate
First lien	6,152	(786)	—	—	5,366
Construction	489	(31)	—	—	458
HELOC	864	22	—	—	886
Junior lien	284	(41)	(3)	74	314
Total residential real estate	7,789	(836)	(3)	74	7,024
Other consumer	185	134	(1)	10	328
Total consumer	7,974	(702)	(4)	84	7,352
Total	$36,584	$4,270	$(2,734)	$212	$38,332

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($275) million related to off-balance sheet credit exposure and ($56) thousand related to HTM investment securities.

	Six months ended June 30, 2024
	Beginning	Provision for	Loan	Loan	Ending
(dollars in thousands)	Balance	Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$(819)	$(2,894)	$242	$6,234
Commercial real estate
Construction, land and development	6,135	4,685	—	—	10,820
Multifamily	1,776	654	—	—	2,430
Non-owner occupied	7,726	1,046	—	—	8,772
Owner occupied	2,449	(160)	(29)	20	2,280
Total commercial real estate	18,086	6,225	(29)	20	24,302
Agricultural
Land	96	163	—	—	259
Production	84	101	—	—	185
Total agricultural	180	264	—	—	444
Total commercial	27,971	5,670	(2,923)	262	30,980
Consumer
Residential real estate
First lien	6,087	(721)	—	—	5,366
Construction	485	(27)	—	—	458
HELOC	835	51	—	—	886
Junior lien	264	(21)	(3)	74	314
Total residential real estate	7,671	(718)	(3)	74	7,024
Other consumer	201	117	(13)	23	328
Total consumer	7,872	(601)	(16)	97	7,352
Total	$35,843	$5,069	$(2,939)	$359	$38,332

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($0.5) million related to off-balance sheet credit exposure and ($62) thousand related to HTM investment securities.

The ACL on loans at June 30, 2025 was $59.3 million, a decrease of $0.6 million, or 1.1%, from December 31, 2024. The decrease was primarily due to the non-mortgage loans transferred to held for sale, offset by loan growth and economic conditions.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of June 30, 2025.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2025 and December 31, 2024:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$78,791	$167,272	$100,345	$52,029	$27,322	$52,389	$152,868	$631,016
Special mention	—	11	—	—	674	—	—	685
Substandard	1,218	10,345	4,961	3,637	648	10,045	13,337	44,191
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$80,009	$177,628	$105,306	$55,666	$28,644	$62,434	$166,205	$675,892
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$248	$—	$248
CRE − Construction, land and development
Pass	$5,355	$128,894	$142,272	$28,622	$667	$1,140	$3,230	$310,180
Special mention	—	—	—	175	—	—	—	175
Substandard	—	10,052	—	31,868	—	174	300	42,394
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5,355	$138,946	$142,272	$60,665	$667	$1,314	$3,530	$352,749
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$2,944	$26,832	$40,215	$112,825	$32,933	$63,015	$—	$278,764
Special mention	—	—	—	25,152	821	1,001	—	26,974
Substandard	—	5,756	3,972	—	—	17,841	—	27,569
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$2,944	$32,588	$44,187	$137,977	$33,754	$81,857	$—	$333,307
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$49,808	$193,356	$152,003	$197,413	$89,190	$185,169	$1,970	$868,909
Special mention	—	—	—	—	—	1,063	—	1,063
Substandard	—	—	5,417	1,293	2,778	8,183	—	17,671
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$49,808	$193,356	$157,420	$198,706	$91,968	$194,415	$1,970	$887,643
Gross charge-offs for the period ended	$—	$—	$—	$632	$775	$1,994	$—	$3,401
CRE − Owner occupied
Pass	$26,322	$83,805	$56,577	$63,039	$43,710	$136,665	$1,435	$411,553
Special mention	—	450	1,400	—	—	4,317	570	6,737
Substandard	—	—	1,496	2,946	1,910	15,528	—	21,880
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$26,322	$84,255	$59,473	$65,985	$45,620	$156,510	$2,005	$440,170
Gross charge-offs for the period ended	$—	$—	$6	$—	$—	$—	$—	$6
Agricultural − Land
Pass	$6,427	$9,376	$9,531	$12,568	$5,672	$12,793	$1,914	$58,281
Special mention	—	—	—	3,372	—	—	—	3,372
Substandard	—	—	303	3,604	—	835	—	4,742
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,427	$9,376	$9,834	$19,544	$5,672	$13,628	$1,914	$66,395
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$8,161	$8,140	$5,691	$4,011	$484	$1,077	$36,187	$63,751
Special mention	—	415	253	99	—	408	150	1,325
Substandard	—	23	539	1,237	28	—	1,028	2,855
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,161	$8,578	$6,483	$5,347	$512	$1,485	$37,365	$67,931
Gross charge-offs for the period ended	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$27,992	$45,602	$131,981	$218,932	$242,815	$231,766	$—	$899,088
Nonperforming	—	—	574	—	436	1,640	—	2,650
Subtotal	$27,992	$45,602	$132,555	$218,932	$243,251	$233,406	$—	$901,738
Gross charge-offs for the period ended	$—	$—	$—	$—	$7	$47	$—	$54
Residential real estate − Construction
Performing	$6,010	$21,246	$872	$—	$1,043	$—	$1,903	$31,074
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$6,010	$21,246	$872	$4,680	$1,043	$—	$1,903	$35,754
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$328	$2,773	$4,607	$5,680	$1,441	$4,246	$180,336	$199,411
Nonperforming	—	—	25	1,130	—	58	—	1,213
Subtotal	$328	$2,773	$4,632	$6,810	$1,441	$4,304	$180,336	$200,624
Gross charge-offs for the period ended	$—	$—	$10	$250	$—	$—	$—	$260
Residential real estate − Junior lien
Performing	$2,751	$6,749	$10,664	$8,313	$4,591	$5,964	$50	$39,082
Nonperforming	—	1,775	—	—	—	593	—	2,368
Subtotal	$2,751	$8,524	$10,664	$8,313	$4,591	$6,557	$50	$41,450
Gross charge-offs for the period ended	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$4,101	$3,866	$3,615	$3,872	$284	$4,848	$20,370	$40,956
Nonperforming	—	9	39	—	—	—	—	48
Subtotal	$4,101	$3,875	$3,654	$3,872	$284	$4,848	$20,370	$41,004
Gross charge-offs for the period ended	$—	$—	$31	$22	$—	$24	$—	$77
Total loans	$220,208	$726,747	$677,352	$786,497	$457,447	$760,758	$415,648	$4,044,657
Gross charge-offs for the period ended	$—	$—	$47	$1,588	$782	$2,313	$—	$4,730

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$209,001	$141,028	$61,254	$34,645	$38,342	$36,136	$111,194	$631,600
Special mention	1,367	495	3,286	2,239	5,575	1	1,651	14,614
Substandard	—	12,663	220	780	3,154	2,447	1,198	20,462
Doubtful	—	—	—	—	—	51	—	51
Subtotal	$210,368	$154,186	$64,760	$37,664	$47,071	$38,635	$114,043	$666,727
Gross charge-offs for the year ended	$—	$218	$2	$397	$2,768	$342	$—	$3,727
CRE − Construction, land and development
Pass	$97,244	$112,845	$40,890	$1,560	$517	$1,187	$2,801	$257,044
Special mention	—	—	172	—	—	—	—	172
Substandard	5,406	—	31,585	—	—	170	300	37,461
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,650	$112,845	$72,647	$1,560	$517	$1,357	$3,101	$294,677
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$35,112	$62,982	$138,698	$33,782	$33,157	$32,204	$—	$335,935
Special mention	—	—	7,644	272	1,241	—	—	9,157
Substandard	—	—	—	—	17,732	299	—	18,031
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$35,112	$62,982	$146,342	$34,054	$52,130	$32,503	$—	$363,123
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$189,068	$149,368	$223,349	$98,309	$71,432	$188,617	$1,709	$921,852
Special mention	—	—	1,694	8,603	—	4,148	4,195	18,640
Substandard	—	—	—	7,767	6,347	12,419	—	26,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$189,068	$149,368	$225,043	$114,679	$77,779	$205,184	$5,904	$967,025
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$63,721	$41,918	$60,788	$44,957	$38,941	$91,804	$1,652	$343,781
Special mention	451	—	—	937	2,981	2,735	—	7,104
Substandard	—	311	3,023	2,694	—	13,538	967	20,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$64,172	$42,229	$63,811	$48,588	$41,922	$108,077	$2,619	$371,418
Gross charge-offs for the year ended	$—	$12	$97	$—	$—	$128	$—	$237
Agricultural − Land
Pass	$10,496	$8,864	$14,369	$5,840	$5,103	$8,473	$120	$53,265
Special mention	69	1,612	3,275	—	—	—	—	4,956
Substandard	—	303	2,166	—	609	—	—	3,078
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,565	$10,779	$19,810	$5,840	$5,712	$8,473	$120	$61,299
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$10,445	$6,440	$4,356	$724	$1,121	$582	$34,527	$58,195
Special mention	130	704	—	—	420	—	1,518	2,772
Substandard	—	—	1,987	—	—	54	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,575	$7,144	$6,343	$724	$1,541	$636	$36,045	$63,008
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$26	$—	$26
Residential real estate − First lien
Performing	$49,414	$144,460	$226,993	$251,006	$127,200	$118,958	$—	$918,031
Nonperforming	—	576	—	744	12	1,656	—	2,988
Subtotal	$49,414	$145,036	$226,993	$251,750	$127,212	$120,614	$—	$921,019
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$19,229	$6,449	$1,900	$1,289	$—	$—	$—	$28,867
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$19,229	$6,449	$6,580	$1,289	$—	$—	$—	$33,547
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$3,290	$5,558	$6,217	$1,622	$939	$2,717	$140,707	$161,050
Nonperforming	—	35	—	—	—	74	1,350	1,459
Subtotal	$3,290	$5,593	$6,217	$1,622	$939	$2,791	$142,057	$162,509
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$19	$—	$19
Residential real estate − Junior lien
Performing	$7,762	$11,557	$9,553	$4,990	$2,760	$4,178	$50	$40,850
Nonperforming	1,775	—	300	108	—	1,027	—	3,210
Subtotal	$9,537	$11,557	$9,853	$5,098	$2,760	$5,205	$50	$44,060
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$638	$—	$638
Other consumer
Performing	$9,618	$4,695	$4,853	$502	$2,541	$4,069	$17,505	$43,783
Nonperforming	—	11	272	—	7	49	—	339
Subtotal	$9,618	$4,706	$5,125	$502	$2,548	$4,118	$17,505	$44,122
Gross charge-offs for the year ended	$4	$2	$—	$31	$6	$8	$—	$51
Total loans	$713,598	$712,874	$853,524	$503,370	$360,131	$527,593	$321,444	$3,992,534
Gross charge-offs for the year ended	$4	$232	$99	$428	$2,774	$1,161	$—	$4,698

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$671,559	$992	$306	$—	$3,035	$675,892
Commercial real estate
Construction, land and development	317,922	—	—	—	34,827	352,749
Multifamily	328,568	—	4,530	—	209	333,307
Non-owner occupied	887,643	—	—	—	—	887,643
Owner occupied	437,343	1,271	91	—	1,465	440,170
Total commercial real estate	1,971,476	1,271	4,621	—	36,501	2,013,869
Agricultural
Land	65,616	—	—	—	779	66,395
Production	67,590	341	—	—	—	67,931
Total agricultural	133,206	341	—	—	779	134,326
Total commercial	2,776,241	2,604	4,927	—	40,315	2,824,087
Consumer
Residential real estate
First lien	898,139	532	214	202	2,651	901,738
Construction	31,074	—	—	—	4,680	35,754
HELOC	199,141	233	36	—	1,214	200,624
Junior lien	38,949	133	—	—	2,368	41,450
Total residential real estate	1,167,303	898	250	202	10,913	1,179,566
Other consumer	40,816	130	10	—	48	41,004
Total consumer	1,208,119	1,028	260	202	10,961	1,220,570
Total	$3,984,360	$3,632	$5,187	$202	$51,276	$4,044,657

	December 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$654,073	$903	$133	$8,400	$3,218	$666,727
Commercial real estate
Construction, land and development	264,633	—	—	—	30,044	294,677
Multifamily	363,123	—	—	—	—	363,123
Non-owner occupied	961,808	—	—	—	5,217	967,025
Owner occupied	369,176	225	—	—	2,017	371,418
Total commercial real estate	1,958,740	225	—	—	37,278	1,996,243
Agricultural
Land	60,690	—	—	—	609	61,299
Production	62,269	87	—	—	652	63,008
Total agricultural	122,959	87	—	—	1,261	124,307
Total commercial	2,735,772	1,215	133	8,400	41,757	2,787,277
Consumer
Residential real estate
First lien	915,167	2,104	707	53	2,988	921,019
Construction	28,867	—	—	—	4,680	33,547
HELOC	160,430	169	450	—	1,460	162,509
Junior lien	40,454	396	—	—	3,210	44,060
Total residential real estate	1,144,918	2,669	1,157	53	12,338	1,161,135
Other consumer	43,651	103	30	—	338	44,122
Total consumer	1,188,569	2,772	1,187	53	12,676	1,205,257
Total	$3,924,341	$3,987	$1,320	$8,453	$54,433	$3,992,534

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,885	$3,035	$—
Commercial real estate
Construction, land and development	28,615	34,827	—
Multifamily	209	209	—
Non-owner occupied	—	—	—
Owner occupied	1,330	1,465	—
Total commercial real estate	30,154	36,501	—
Agricultural
Land	779	779	—
Production	—	—	—
Total agricultural	779	779	—
Total commercial	33,818	40,315	—
Consumer
Residential real estate
First lien	2,379	2,651	202
Construction	4,680	4,680	—
HELOC	1,102	1,214	—
Junior lien	2,320	2,368	—
Total residential real estate	10,481	10,913	202
Other consumer	—	48	—
Total consumer	10,481	10,961	202
Total	$44,299	$51,276	$202

	December 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,952	$3,218	$8,400
Commercial real estate
Construction, land and development	24,638	30,044	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,706	2,017	—
Total commercial real estate	31,561	37,278	—
Agricultural
Land	609	609	—
Production	652	652	—
Total agricultural	1,261	1,261	—
Total commercial	35,774	41,757	8,400
Consumer
Residential real estate
First lien	2,614	2,988	53
Construction	4,680	4,680	—
HELOC	—	1,460	—
Junior lien	2,696	3,210	—
Total residential real estate	9,990	12,338	53
Other consumer	—	338	—
Total consumer	9,990	12,676	53
Total	$45,764	$54,433	$8,453

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended June 30, 2025 and 2024, is estimated to have been $1.1 million and $0.2 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended June 30, 2025 or 2024. At June 30, 2025 and December 31, 2024, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $17.5 million and $16.4 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$131	$—	$3,016	$128
Commercial real estate
Construction, land and development	34,827	—	—	34,827	4,984
Multifamily	209	—	—	209	—
Non-owner occupied	—	—	—	—	—
Owner occupied	1,384	—	—	1,384	4
Total commercial real estate	36,420	—	—	36,420	4,988
Agricultural
Land	779	—	—	779	—
Production	—	—	—	—	—
Total agricultural	779	—	—	779	—
Total commercial	40,084	131	—	40,215	5,116
Consumer
Residential real estate
First lien	2,379	—	—	2,379	—
Construction	4,680	—	—	4,680	—
HELOC	1,100	—	—	1,100	—
Junior lien	2,320	—	—	2,320	—
Total residential real estate	10,479	—	—	10,479	—
Other consumer	—	—	—	—	—
Total consumer	10,479	—	—	10,479	—
Total	$50,563	$131	$—	$50,694	$5,116

	As of December 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$275	$—	$3,160	$4
Commercial real estate
Construction, land and development	30,044	—	—	30,044	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	37,197	—	—	37,197	4,993
Agricultural
Land	609	—	—	609	—
Production	—	652	—	652	—
Total agricultural	609	652	—	1,261	—
Total commercial	40,691	927	—	41,618	4,997
Consumer
Residential real estate
First lien	2,514	—	—	2,514	7
Construction	4,680	—	—	4,680	—
HELOC	1,366	—	—	1,366	252
Junior lien	3,105	—	—	3,105	330
Total residential real estate	11,665	—	—	11,665	589
Other consumer	—	—	289	289	50
Total consumer	11,665	—	289	11,954	639
Total	$52,356	$927	$289	$53,572	$5,636

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

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications allowing an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an other than significant payment delay, or some combination of these or similar types of modifications. During both the three and six months ended June 30, 2025 and 2024, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following table presents the amortized cost basis of loans as of June 30, 2025, by class of type of modification, that were experiencing financial difficulty during the three and six months ended June 30, 2025. There were no loans that were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of June 30, 2025, is also presented below.

Three months ended June 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,457	$—	$—	2.2%

Six months ended June 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,457	$—	$—	2.2%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three and six months ended June 30, 2025 and 2024, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Land (1)	$7,155	$7,155
Buildings and improvements (1)	39,312	36,961
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	41,247	38,540
	90,371	85,313
Less accumulated depreciation	(47,678)	(45,533)
Total	$42,693	$39,780

(1)	Excludes assets held for sale.

Depreciation expense was $1.1 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $2.2 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At  June 30, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets held for sale by the Company at  June 30, 2025 were $0.4 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of June 30, 2025.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(21,137)	$6,367	$41,423	$(33,736)	$7,687
Core deposit intangible assets	41,092	(8,997)	32,095	41,092	(4,897)	36,195
Total intangible assets	$68,596	$(30,134)	$38,462	$82,515	$(38,633)	$43,882

Amortization of total intangible assets was $2.7 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of total intangible assets was $5.4 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $701.0 million and $728.5 million as of June 30, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2024.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three and six months ended June 30, 2025:

	Three months ended	Six months ended
	June 30,	June 30,
(dollars in thousands)	2025	2025
Balance at beginning of period	$7,351	$7,918
Additions from loans sold with servicing rights retained	47	101
Change in fair value	(214)	(835)
Balance at end of period	$7,184	$7,184

The following table summarizes the Company’s activity related to servicing rights for the three and six months ended June 30, 2024:

	Three months ended	Six months ended
	June 30,	June 30,
(dollars in thousands)	2024	2024
Servicing Assets:
Balance at beginning of period	$1,983	$2,052
Additions, net of valuation reserve (1)	320	341
Amortization (2)	(133)	(223)
Balance at end of period	2,170	2,170
Less valuation reserve (3)	(207)	(207)
Balance at end of period, net of valuation reserve	$1,963	$1,963
Fair value, beginning of period	$2,083	$2,062
Fair value, end of period	$2,082	$2,082

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2025 and December 31, 2024. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2025	2024
Fair value of servicing rights	$7,184	$7,918
Weighted-average remaining term, years	21.8	22.0
Prepayment speeds	12.2%	9.9%
Discount rate	10.5%	10.5%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of June 30, 2025 and December 31, 2024:

		June 30,	December 31,
(dollars in thousands)		2025	2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,535	$13,438
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$18,017	$18,991

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

The following table presents lease costs and other lease information for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Lease costs
Operating lease cost	$621	$442	$1,240	$903
Variable lease cost	184	206	126	472
Short-term lease cost	44	67	334	104
Finance lease cost
Interest on lease liabilities	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Sublease income	(80)	(51)	(121)	(99)
Net lease cost	$769	$664	$1,579	$1,380
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$599	$460	$1,197	$920
Right-of-use assets obtained in exchange for new operating lease liabilities	44	210	66	318

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2025 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
June 30, 2026	$2,457
June 30, 2027	2,146
June 30, 2028	1,759
June 30, 2029	1,431
June 30, 2030	1,221
Thereafter	25,224
Total future minimum lease payments	$34,238
Amounts representing interest	(16,221)
Total operating lease liabilities	$18,017

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing	$790,300	$903,466
Interest-bearing
Interest-bearing demand	1,214,597	1,220,173
Savings accounts	175,586	165,882
Money market savings	1,358,516	1,381,924
Time deposits	798,469	706,965
Total interest-bearing	3,547,168	3,474,944
Total deposits	$4,337,468	$4,378,410

Certificates of deposit in excess of $250,000 totaled $219.5 million and $227.4 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Fed funds purchased	$114,600	$38,960
FHLB short-term advances	200,000	200,000
Total	$314,600	$238,960

NOTE 11 Long‑Term Debt

Long‑term debt as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,650	Three-month CME SOFR + 0.26% + 3.10%	7.66%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,476	Three-month CME SOFR + 0.26% + 1.80%	6.38%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,126

	December 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,628	Three-month CME SOFR + 0.26% + 3.10%	7.69%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,441	Three-month CME SOFR + 0.26% + 1.80%	6.42%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,069

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of June 30, 2025 and December 31, 2024, respectively, was as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,002,440	$1,090,114
Standby letters of credit	17,943	30,033
Total	$1,020,383	$1,120,147

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  June 30, 2025 and December 31, 2024, the ACL on unfunded commitments was $4.8 million and $7.5 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the six months ended June 30, 2025 and 2024, the provision (recovery) for credit losses on unfunded commitments was ($2.7) million and ($0.5) million, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had letters of credit outstanding with the FHLB in the amount of $10.1 million as of June 30, 2025 and $12.0 million as of  December 31, 2024. With the Bank of North Dakota, the Company had no letters of credit outstanding as of  June 30, 2025 and had letters of credit outstanding in the amount of $50.0 million as of  December 31, 2024. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $514.6 million and $524.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed as of June 30, 2025 and December 31, 2024, respectively.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2025, 555,709 shares of common stock were still available for issuance under the plan.

The compensation expense relating to awards under these plans was $648 thousand and $121 thousand for the three months ended June 30, 2025 and 2024, respectively. The compensation expense relating to awards under these plans was $1.2 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the activity in the stock plans for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025		2024
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	289,549	$21.94	231,657	$22.96
Granted	119,012	20.11	60,976	21.83
Vested	(52,669)	23.13	(38,149)	26.05
Forfeited or cancelled	(20,516)	28.07	—	—
Outstanding at end of period	335,376	$20.73	254,484	$22.18

As of June 30, 2025, there was $4.4 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$5,535	21.0%	$1,708	21.0%
Tax effect of:
Tax exempt income	(498)	(1.9)%	(239)	(2.9)%
State income taxes, net of federal benefits	1,392	5.3%	398	4.9%
Nondeductible items and other	(325)	(1.2)%	56	0.7%
Applicable income taxes	$6,104	23.2%	$1,923	23.7%

	Six months ended June 30,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$9,222	21.0%	$3,497	21.0%
Tax effect of:
Tax exempt income	(955)	(2.2)%	(468)	(2.8)%
State income taxes, net of federal benefits	2,185	5.0%	812	4.9%
Nondeductible items and other	(103)	(0.2)%	173	1.0%
Applicable income taxes	$10,349	23.6%	$4,014	24.1%

It is the opinion of management that, as of June 30, 2025, the Company had no significant uncertain tax positions that would be subject to change upon examination.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development (R&D) expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact this legislation may have on future periods.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$22,906	$6,907	$17,906	$3,968

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$455	$(673)	$432	$(370)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Six months ended June 30,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$914	$(1,025)	$864	$(751)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended June 30, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$43,684	$—	$—	$(652)	$43,032
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	8,436	16,024	7,363	(60)	31,763
Noninterest expense
Compensation	12,278	7,064	3,383	1,618	24,343
Employee taxes and benefits	3,289	2,015	721	608	6,633
Business services, software and technology expense	3,084	1,930	686	168	5,868
Merger and acquisition expense	—	—	—	11	11
Other noninterest expense	8,797	2,157	342	287	11,583
Total noninterest expense	27,448	13,166	5,132	2,692	48,438
Net income (loss) before taxes	$24,672	$2,858	$2,231	$(3,404)	$26,357
Total assets	$5,244,506	$30,817	$6,055	$42,444	$5,323,822

	As of and for the six months ended June 30, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$85,491	$—	$—	$(1,302)	$84,189
Provision for credit losses	863	—	—	—	863
Noninterest income (loss)	13,083	32,130	14,267	(85)	59,395
Noninterest expense
Compensation	23,914	14,280	6,435	2,675	47,304
Employee taxes and benefits	7,169	4,326	1,462	1,439	14,396
Business services, software and technology expense	6,048	3,924	1,304	344	11,620
Merger and acquisition expense	—	—	—	297	297
Other noninterest expense	19,528	4,253	768	639	25,188
Total noninterest expense	56,659	26,783	9,969	5,394	98,805
Net income (loss) before taxes	$41,052	$5,347	$4,298	$(6,781)	$43,916
Total assets	$5,244,506	$30,817	$6,055	$42,444	$5,323,822

	As of and for the three months ended June 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$24,684	$—	$—	$(683)	$24,001
Provision for credit losses	4,489	—	—	—	4,489
Noninterest income	4,999	16,078	6,360	(66)	27,371
Noninterest expense
Compensation	9,590	6,841	2,517	1,317	20,265
Employee taxes and benefits	2,450	1,841	588	255	5,134
Business services, software and technology expense	2,247	1,644	581	127	4,599
Merger and acquisition expense	—	—	—	563	563
Other noninterest expense	4,628	3,096	222	245	8,191
Total noninterest expense	18,915	13,422	3,908	2,507	38,752
Net income (loss) before taxes	$6,279	$2,656	$2,452	$(3,256)	$8,131
Total assets	$4,282,868	$34,695	$5,125	$35,935	$4,358,623

	As of and for the six months ended June 30, 2024
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$47,581	$—	$—	$(1,361)	$46,220
Provision for credit losses	4,489	—	—	—	4,489
Noninterest income	8,489	31,733	12,477	(5)	52,694
Noninterest expense
Compensation	18,044	13,796	5,096	2,661	39,597
Employee taxes and benefits	5,252	3,898	1,313	859	11,322
Business services, software and technology expense	4,814	3,687	1,178	265	9,944
Merger and acquisition expense	—	—	—	591	591
Other noninterest expense	9,476	6,230	71	540	16,317
Total noninterest expense	37,586	27,611	7,658	4,916	77,771
Net income (loss) before taxes	$13,995	$4,122	$4,819	$(6,282)	$16,654
Total assets	$4,282,868	$34,695	$5,125	$35,935	$4,358,623

NOTE 17 Earnings Per Share

The calculations of basic and diluted earnings per share using the two-class method for the three and six months ended June 30, 2025 and 2024 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Net income	$20,253	$6,208	$33,567	$12,640
Dividends and undistributed earnings allocated to participating securities	205	38	298	78
Net income available to common stockholders	$20,048	$6,170	$33,269	$12,562
Weighted-average common shares outstanding for basic earnings per share	25,368	19,777	25,363	19,758
Dilutive effect of stock-based awards	346	273	320	260
Weighted-average common shares outstanding for diluted earnings per share	25,714	20,050	25,683	20,018
Earnings per common share:
Basic earnings per common share	$0.79	$0.31	$1.31	$0.64
Diluted earnings per common share	$0.78	$0.31	$1.30	$0.63

There were no antidilutive shares for the three and six months ended June 30, 2025 and 2024.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of June 30, 2025, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and six months ended June 30, 2025. As of June 30, 2025, the maximum length of time over which forecasted transactions are hedged was 18 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2025 and December 31, 2024:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
June 30, 2025
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$26	$—	$—
Cash flow hedges:
Interest rate swaps	—	—	200,000	132
Total derivatives designated as hedging instruments	$200,000	$26	$200,000	$132
Not designated as hedging instruments:
Interest rate swaps (3)	$421,211	$10,747	$438,211	$10,765
Interest rate lock commitments	33,257	664	—	—
Forward loan sales commitments	—	(89)	1,480	70
To-be-announced mortgage backed securities	—	—	46,250	258
Total asset derivatives not designated as hedging instruments	$454,468	$11,322	$485,941	$11,093
December 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$149	$—	$—
Cash flow hedges:
Interest rate swaps	200,000	477	200,000	21
Total derivatives designated as hedging instruments	$400,000	$626	$200,000	$21
Not designated as hedging instruments:
Interest rate swaps (3)	$347,575	$8,182	$364,575	$8,579
Interest rate lock commitments	14,647	153	—	—
Forward loan sales commitments	6,645	109	—	—
To-be-announced mortgage backed securities	39,000	35	—	—
Total asset derivatives not designated as hedging instruments	$407,867	$8,479	$364,575	$8,579

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$(147)	$—

For the three months ended June 30, 2024
Cash flow hedges:
Interest rate swaps	$296	$270

For the six months ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$134	$721

For the six months ended June 30, 2024
Cash flow hedges:
Interest rate swaps	$1,241	$532

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$63,853	$5,310	$3,982
Fair value hedges:
Interest rate swaps	—	143	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the three months ended June 30, 2024
Total amounts in the Consolidated Statements of Income	$41,663	$4,845	$7,053
Fair value hedges:
Interest rate swaps	168	659	—
Cash flow hedges:
Interest rate swaps	—	—	(270)

For the six months ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$125,348	$11,017	$6,821
Fair value hedges:
Interest rate swaps	—	291	—
Cash flow hedges:
Interest rate swaps	—	—	721
For the six months ended June 30, 2024
Total amounts in the Consolidated Statements of Income	$80,958	$9,413	$13,042
Fair value hedges:
Interest rate swaps	321	1,301	—
Cash flow hedges:
Interest rate swaps	—	—	(532)

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$199,975	$(25)
Total	$200,000	$199,975	$(25)

(1)

Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $281.6 million.

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and six months ended June 30, 2025 and 2024 was as follows:

(dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2025	2024	2025	2024
Interest rate swaps	Other noninterest income	$—	$—	$—	$21
Interest rate swaps	Mortgage banking	191	—	378	—
Interest rate lock commitments	Mortgage banking	275	59	597	210
Forward loan sales commitments	Mortgage banking	(190)	176	(197)	171
To-be-announced mortgage backed securities	Mortgage banking	(54)	84	(340)	126
Total gain (loss) from derivatives not designated as hedging instruments		$222	$319	$438	$528

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at June 30, 2025. The amount of collateral posted with third parties was $3.9 million at December 31, 2024. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of June 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $10.9 million and $8.6 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $0.0 million and $3.9 million, respectively. If the Company had breached any of these provisions at June 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $10.9 million and $8.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
June 30, 2025
Derivative assets:
Interest rate swaps − Company (1)	$26	$—	$26	$32	$58
Interest rate swaps − dealer bank (1)	3,485	—	3,485	(4,022)	(537)
Interest rate swaps − customer (2)	7,262	—	7,262	—	7,262
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$10,773	$—	$10,773	$(3,990)	$6,783
Derivative liabilities:
Interest rate swaps − Company (1)	$132	$—	$132	$—	$132
Interest rate swaps − dealer bank (1)	7,485	—	7,485	—	7,485
Interest rate swaps − customer (2)	3,280	—	3,280	—	3,280
To-be-announced mortgage backed securities	258	—	258	—	258
Total	$11,155	$—	$11,155	$—	$11,155

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)

The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2024
Derivative assets:
Interest rate swaps − Company (1)	$626	$—	$626	$(683)	$(57)
Interest rate swaps − dealer bank (1)	5,606	—	5,606	(177)	5,429
Interest rate swaps − customer (2)	2,576	—	2,576		2,576
To-be-announced mortgage backed securities	35	—	35	—	35
Total	$8,843	$—	$8,843	$(860)	$7,983
Derivative liabilities:
Interest rate swaps − Company (1)	$21	$—	$21	$59	$(38)
Interest rate swaps − dealer bank (1)	2,863	—	2,863	3,841	(978)
Interest rate swaps − customer (2)	5,716	$—	5,716	—	5,716
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,600	$—	$8,600	$3,900	$4,700

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at June 30, 2025 and December 31, 2024, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024:

	June 30, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$473,212	10.54%	$202,112	4.50%	N/A	N/A
Bank	477,814	10.78%	199,368	4.50%	287,977	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	482,337	10.74%	269,483	6.00%	N/A	N/A
Bank	477,814	10.78%	265,825	6.00%	354,433	8.00%
Total capital to risk weighted assets
Consolidated (1)	588,579	13.10%	359,311	8.00%	N/A	N/A
Bank	533,303	12.04%	354,433	8.00%	443,041	10.00%
Tier 1 capital to average assets
Consolidated (1)	482,337	9.16%	210,717	4.00%	N/A	N/A
Bank	477,814	9.34%	204,575	4.00%	255,719	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$443,833	9.91%	$201,441	4.50%	N/A	N/A
Bank	449,497	10.18%	198,743	4.50%	287,074	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	452,903	10.12%	268,588	6.00%	N/A	N/A
Bank	449,497	10.18%	264,991	6.00%	353,322	8.00%
Total capital to risk weighted assets
Consolidated (1)	559,002	12.49%	358,118	8.00%	N/A	N/A
Bank	504,857	11.43%	353,322	8.00%	441,652	10.00%
Tier 1 capital to average assets
Consolidated (1)	452,903	8.65%	209,532	4.00%	N/A	N/A
Bank	449,497	8.69%	206,832	4.00%	258,540	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2025, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2025 and December 31, 2024, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	June 30, 2025			June 30, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$4,628	$(1,161)	$3,467	$(1,153)	$290	$(863)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	42	(10)	32	68	(17)	51
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	4,586	(1,151)	3,435	(1,221)	307	(914)
Cash Flow Hedges:
Change in fair value	(147)	37	(110)	295	(109)	186
Less: reclassified AOCI gain (loss) into interest expense (3)	—	—	—	270	(68)	202
Net change	(147)	37	(110)	25	(41)	(16)
Other Derivatives:
Change in fair value	110	(28)	82	164	(7)	157
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	110	(28)	82	164	(7)	157
Other comprehensive income (loss)	$4,549	$(1,142)	$3,407	$(1,032)	$259	$(773)

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

	For the Six months ended
	June 30, 2025			June 30, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$18,855	$(4,733)	$14,122	$(4,597)	$1,154	$(3,443)
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	95	(24)	71	142	(36)	106
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	18,760	(4,709)	14,051	(4,739)	1,190	(3,549)
Cash Flow Hedges:
Change in fair value	(609)	153	(456)	1,241	(685)	556
Less: reclassified AOCI gain (loss) into interest expense (3)	(22)	6	(16)	532	(134)	398
Net change	(587)	147	(440)	709	(551)	158
Other Derivatives:
Change in fair value	(123)	31	(92)	2,195	(178)	2,017
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(123)	31	(92)	2,195	(178)	2,017
Other comprehensive income (loss)	$18,050	$(4,531)	$13,519	$(1,835)	$461	$(1,374)

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

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$(63,108)	$(3)	$(143)	$(63,254)
Other comprehensive income (loss) before reclassifications	3,467	(110)	82	3,439
Less: Amounts reclassified from AOCI	32	—	—	32
Other comprehensive income (loss)	3,435	(110)	82	3,407
Balance at June 30, 2025	$(59,673)	(113)	(61)	(59,847)

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(75,793)	$(63)	$1,600	$(74,256)
Other comprehensive income (loss) before reclassifications	(863)	186	157	(520)
Less: Amounts reclassified from AOCI	51	202	—	253
Other comprehensive income (loss)	(914)	(16)	157	(773)
Balance at June 30, 2024	$(76,707)	(79)	1,757	(75,029)

For the six months ended June 30, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	14,122	(456)	(92)	13,574
Less: Amounts reclassified from AOCI	71	(16)	—	55
Other comprehensive income (loss)	14,051	(440)	(92)	13,519
Balance at June 30, 2025	$(59,673)	(113)	(61)	(59,847)

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	(3,443)	556	2,017	(870)
Less: Amounts reclassified from AOCI	106	398	—	504
Other comprehensive income (loss)	(3,549)	158	2,017	(1,374)
Balance at June 30, 2024	$(76,707)	$(79)	$1,757	$(75,029)

(1)	All amounts net of tax.

NOTE 21 Stock Repurchase Program

On December 12, 2023, the Board of Directors of the Company approved a stock repurchase program (the “Program”) which authorizes the Company to repurchase up to 1,000,000 shares of its common stock subject to certain limitations and conditions. The Program became effective on February 18, 2024, replacing and superseding a prior stock repurchase program, and will expire on  February 18, 2027.

The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The Program may be suspended or terminated at any time and, even if fully implemented, the Program may not enhance long-term stockholder value. For the six months ended June 30, 2025, the Company did not repurchase any shares under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,686	$—	$—	$1,686
Available-for-sale
U.S. treasury and government agencies	—	637	—	637
Mortgage backed securities
Residential agency	—	488,939	—	488,939
Commercial	—	1,280	—	1,280
Asset backed securities	—	17	—	17
Corporate bonds	—	50,279	—	50,279
Total available-for-sale investment securities	$—	$541,152	$—	$541,152
Servicing rights	$—	$—	$7,184	$7,184
Other assets
Derivatives	$—	$11,348	$—	$11,348
Other liabilities
Derivatives	$—	$11,225	$—	$11,225

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,309	$—	$—	$3,309
Available-for-sale
U.S. treasury and government agencies	—	30,707	—	30,707
Mortgage backed securities
Residential agency	—	503,706	—	503,706
Commercial	—	1,251	—	1,251
Asset backed securities	—	19	—	19
Corporate bonds	—	52,370	—	52,370
Total available-for-sale investment securities	$—	$588,053	$—	$588,053
Servicing rights	$—	$—	$7,918	$7,918
Other assets
Derivatives	$—	$9,105	$—	$9,105
Other liabilities
Derivatives	$—	$8,600	$—	$8,600

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

The estimated fair value of certain assets on a nonrecurring basis as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Non-mortgage loans held for sale	$—	$—	$50,160	$50,160
Collateral dependent loans	—	—	29,722	29,722
Foreclosed assets	—	—	751	751

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$34,088	$34,088

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

Non-mortgage Loans Held for Sale

Non-mortgage loans held for sale are carried at the lower of cost or estimated fair value, which is generally based on quoted market prices for similar loans, less estimated cost to sell.

Foreclosed Assets

Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2025 and December 31, 2024, were as follows:

			June 30, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Non-mortgage loans HFS	Quoted market prices of similar loans	Estimated cost to sell	$50,160	N/A	N/A
Individually evaluated	Appraisal value	Property specific adjustment	29,722	10 - 35%	34.9%
Foreclosed assets	Appraisal value	Property specific adjustment	751	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,184	115 - 602	202
		Discount rate		10.5%	10.5%

			December 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$34,088	10 - 35%	28.9%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,918	103 - 495	165
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments for which the ending balances, as of June 30, 2025 and December 31, 2024, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	June 30, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$80,904	$80,904	$—	$—	$80,904
Investment securities held-to-maturity	263,706	—	231,504	—	231,504
Non-mortgage loans held for sale	50,160			50,160	50,160
Loans, net	3,985,379	—	—	3,985,379	3,985,379
Accrued interest receivable	20,884	20,884	—	—	20,884
Bank-owned life insurance	38,613	—	38,613	—	38,613
Servicing rights	7,184	—	—	7,184	7,184
Financial Liabilities
Noninterest-bearing deposits	$790,300	$—	$790,300	$—	$790,300
Interest-bearing deposits	2,748,699	—	2,748,699	—	2,748,699
Time deposits	798,469	—	663,919	—	663,919
Short-term borrowings	314,600	314,600	—	—	314,600
Long-term debt	59,126	—	59,379	—	59,379
Accrued interest payable	8,191	8,191	—	—	8,191

	December 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Investment securities held-to-maturity	275,585	—	236,986	—	236,986
Loans, net	3,932,605	—	—	3,872,186	3,872,186
Accrued interest receivable	20,075	20,075	—	—	20,075
Bank-owned life insurance	36,033	—	36,033	—	36,033
Servicing rights	7,918	—	—	7,918	7,918
Financial Liabilities
Noninterest-bearing deposits	$903,466	$—	$903,466	$—	$903,466
Interest-bearing deposits	2,767,979	—	2,767,979	—	2,767,979
Time deposits	706,965	—	696,976	—	696,976
Short-term borrowings	238,960	238,960	—	—	238,960
Long-term debt	59,069	—	59,078	—	59,078
Accrued interest payable	11,343	11,343	—	—	11,343

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2025 and 2024. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

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

●

effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and other governmental agencies and executive orders, including tariffs, immigration, DEI and ESG initiatives, consumer protection, foreign policy and tax regulations;

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

●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;

●	the Company’s ability to raise additional capital to implement its business plan;

●	the overall health of the local and national real estate market;

●	credit risks and risks from concentrations (by type of borrower, geographic area, collateral, and industry) within the Company’s loan portfolio;

●	the concentration of large loans to certain borrowers (including commercial real estate loans);

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies, including the integration HMNF;

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

●

rapid and expensive technological changes implemented by the Company and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;

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

●

changes in local, state and federal laws, regulations and government policies concerning the Company’s general business, including interpretation and prioritization of such laws, regulations and policies;

●	new or revised accounting standards, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the Public Company Accounting Oversight Board;

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, and widespread disease or pandemics;

●	acts of war or terrorism, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine, or other adverse external events;

●	any material weaknesses in the Company’s internal control over financial reporting;

●	talent and labor shortages and employee turnover;

●	the Company’s success at managing and responding to the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near term change, including (i) the ACL on loans; (ii) goodwill impairment; and (iii) fair value of loans acquired in business combinations.

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

Recent Developments

Stockholder Dividend

On May 22, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per common share. This dividend was paid on July 11, 2025, to stockholders of record at the close of business on June 27, 2025.

Property Sale

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At June 30, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Performance Ratios
Return on average total assets	1.53%	1.02%	0.58%	1.28%	0.60%
Adjusted return on average total assets (1)	1.41%	1.10%	0.65%	1.26%	0.65%
Return on average common equity	15.82%	10.82%	6.76%	13.37%	6.90%
Return on average tangible common equity (1)	22.65%	16.50%	9.40%	19.66%	9.58%
Adjusted return on average tangible common equity (1)	21.02%	17.61%	10.30%	19.36%	10.19%
Noninterest income as a % of revenue	42.47%	40.17%	53.28%	41.37%	53.27%
Net interest margin (taxable-equivalent basis)	3.51%	3.41%	2.39%	3.46%	2.35%
Efficiency ratio (1)	60.66%	68.76%	72.50%	64.54%	75.56%
Adjusted efficiency ratio (1)	62.35%	66.86%	70.80%	64.55%	74.38%
Average equity to average assets	9.69%	9.47%	8.59%	9.58%	8.74%
Net charge-offs/(recoveries) to average loans	0.37%	0.04%	0.36%	0.21%	0.19%
Adjusted net charge-offs to average loans	0.07%	0.04%	0.36%	0.06%	0.19%
Dividend payout ratio	26.92%	38.46%	64.52%	31.54%	61.90%
Per Common Share
Earnings (losses) per common share − basic	$0.79	$0.52	$0.31	$1.31	$0.64
Earnings (losses) per common share − diluted	$0.78	$0.52	$0.31	$1.30	$0.63
Adjusted earnings (losses) per common share − diluted (1)	$0.72	$0.56	$0.34	$1.27	$0.67
Dividends declared per common share	$0.21	$0.20	$0.20	$0.41	$0.39
Book value per common share	$21.00	$20.27	$18.87
Tangible book value per common share (1)	$16.11	$15.27	$15.77
Average common shares outstanding − basic	25,368	25,359	19,777	25,363	19,758
Average common shares outstanding − diluted	25,714	25,653	20,050	25,683	20,018
Other Data
Retirement and benefit services assets under administration/management	$42,451,544	$39,925,596	$39,389,533
Wealth assets under administration/management	$4,613,102	$4,500,852	$4,172,290
Mortgage originations	$134,634	$70,593	$109,254	$205,227	$163,355

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2025	2024
Selected Average Balance Sheet Data
Loans	$4,079,084	$4,022,862	$2,837,232	$4,051,129	$2,802,873
Investment securities	823,463	859,696	756,413	841,479	765,859
Assets	5,302,728	5,272,319	4,297,294	5,287,622	4,218,443
Deposits	4,305,275	4,376,597	3,230,699	4,340,739	3,197,133
Fed funds purchased and Bank Term Funding Program	149,046	49,834	366,186	99,714	324,400
FHLB short-term advances	200,000	200,000	200,000	200,000	200,000
Long-term debt	59,112	59,084	58,999	59,098	58,985
Stockholders’ equity	513,606	499,224	369,217	506,470	368,501

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2025	2025	2024	2024
Selected Period End Balance Sheet Data
Loans	$4,044,657	$4,085,483	$3,992,534	$2,915,792
Allowance for credit losses on loans	(59,278)	(61,929)	(59,929)	(38,332)
Investment securities	806,544	839,406	866,946	748,745
Assets	5,323,822	5,339,620	5,261,673	4,358,623
Deposits	4,337,468	4,485,291	4,378,411	3,298,575
Long-term debt	59,126	59,098	59,069	59,013
Total stockholders’ equity	533,155	514,232	495,410	373,226

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2025	2024
Selected Income Statement Data
Net interest income	$43,032	$41,157	$24,001	$84,189	$46,220
Provision for credit losses	—	863	4,489	863	4,489
Noninterest income	31,763	27,632	27,371	59,395	52,694
Noninterest expense	48,438	50,365	38,752	98,805	77,771
Income before income taxes	26,357	17,561	8,131	43,916	16,654
Income tax expense	6,104	4,246	1,923	10,349	4,014
Net income	$20,253	$13,315	$6,208	$33,567	$12,640

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2024
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$533,155	$514,232	$495,410	$373,226
Less: Goodwill	85,634	85,634	85,634	46,783
Less: Other intangible assets	38,462	41,172	43,882	14,510
Tangible common equity (a)	409,059	387,426	365,894	311,933
Total assets	5,323,822	5,339,620	5,261,673	4,358,623
Less: Goodwill	85,634	85,634	85,634	46,783
Less: Other intangible assets	38,462	41,172	43,882	14,510
Tangible assets (b)	5,199,726	5,212,814	5,132,157	4,297,330
Tangible common equity to tangible assets (a)/(b)	7.87%	7.43%	7.13%	7.26%
Tangible book value per common share
Tangible common equity (a)	409,059	387,426	365,894	311,933
Total common shares issued and outstanding (c)	25,389	25,366	25,345	19,778
Tangible book value per common share (a)/(c)	$16.11	$15.27	$14.44	$15.77

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Return on Average Tangible Common Equity
Net income	$20,253	$13,315	$6,208	$33,567	$12,640
Add: Intangible amortization expense (net of tax) (1)	2,141	2,141	1,046	4,281	2,092
Net income, excluding intangible amortization (d)	22,394	15,456	7,254	37,848	14,732
Average total equity	513,606	499,224	369,217	506,470	368,501
Less: Average goodwill	85,634	85,634	46,783	85,634	46,783
Less: Average other intangible assets (net of tax) (1)	31,436	33,718	11,969	32,571	12,494
Average tangible common equity (e)	396,536	379,872	310,466	388,265	309,224
Return on average tangible common equity (d)/(e)	22.65%	16.50%	9.40%	19.66%	9.58%
Efficiency ratio
Noninterest expense	$48,438	$50,365	$38,752	$98,805	$77,771
Less: Intangible amortization expense	2,710	2,710	1,324	5,419	2,648
Adjusted noninterest expense (f)	45,728	47,655	37,428	93,386	75,123
Net interest income	43,032	41,157	24,001	84,189	46,220
Noninterest income	31,763	27,632	27,371	59,395	52,694
Tax-equivalent adjustment	592	520	255	1,110	502
Total tax-equivalent revenue (g)	75,387	69,309	51,627	144,694	99,416
Efficiency ratio (f)/(g)	60.66%	68.76%	72.50%	64.54%	75.56%
Pre-Provision Net Revenue
Net interest income	$43,032	$41,157	$24,001	$84,189	$46,220
Add: Noninterest income	31,763	27,632	27,371	59,395	52,694
Less: Noninterest expense	48,438	50,365	38,752	98,805	77,771
Pre-provision net revenue	$26,357	$18,424	$12,620	$44,779	$21,143
Adjusted Noninterest Income
Noninterest income	$31,763	$27,632	$27,371	$59,395	$52,694
Less: Adjusted noninterest income items
Net gain (loss) on sale of loans	2,115	—	—	2,115	—
Net gain on sale of premises and equipment	(84)	—	—	(84)	5
Total adjusted noninterest income items (h)	2,031	—	—	2,031	5
Adjusted noninterest income (i)	$29,732	$27,632	$27,371	$57,364	$52,689
Adjusted Noninterest Expense
Noninterest expense	$48,438	$50,365	$38,752	$98,805	$77,771
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	11	286	563	298	591
Severance and signing bonus expense	(23)	1,027	315	1,004	595
Total adjusted noninterest expense items (j)	(12)	1,313	878	1,302	1,186
Adjusted noninterest expense (k)	$48,450	$49,052	$37,874	$97,503	$76,585
Adjusted Pre-Provision Net Revenue
Net interest income	$43,032	$41,157	$24,001	$84,189	$46,220
Add: Adjusted noninterest income (i)	29,732	27,632	27,371	57,364	52,689
Less: Adjusted noninterest expense (k)	48,450	49,052	37,874	97,503	76,585
Adjusted pre-provision net revenue	$24,314	$19,737	$13,498	$44,050	$22,324
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$48,450	$49,052	$37,874	$97,503	$76,585
Less: Intangible amortization expense	2,710	2,710	1,324	5,419	2,648
Adjusted noninterest expense for efficiency ratio (l)	45,740	46,342	36,550	92,084	73,937
Tax-equivalent revenue
Net interest income	43,032	41,157	24,001	84,189	46,220
Add: Adjusted noninterest income (i)	29,732	27,632	27,371	57,364	52,689
Add: Tax-equivalent adjustment	592	520	255	1,110	502
Total tax-equivalent revenue (m)	73,356	69,309	51,627	142,663	99,411
Adjusted efficiency ratio (l)/(m)	62.35%	66.86%	70.80%	64.55%	74.38%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Adjusted Net Income
Net income	$20,253	$13,315	$6,208	$33,567	$12,640
Less: Adjusted noninterest income items (net of tax) (1) (h)	1,604	—	—	1,604	4
Add: Adjusted noninterest expense items (net of tax) (1) (j)	(9)	1,037	694	1,029	937
Adjusted net income (o)	$18,640	$14,352	$6,902	$32,991	$13,573
Adjusted Return on Average Total Assets
Average total assets (o)	$5,302,728	$5,272,319	$4,297,294	$5,287,622	$4,218,443
Adjusted return on average total assets (n)/(o)	1.41%	1.10%	0.65%	1.26%	0.65%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$18,640	$14,352	$6,902	$32,991	$13,573
Add: Intangible amortization expense (net of tax) (1)	2,141	2,141	1,046	4,281	2,092
Adjusted net income, excluding intangible amortization (p)	20,781	16,493	7,948	37,272	15,665
Average total equity	513,606	499,224	369,217	506,470	368,501
Less: Average goodwill	85,634	85,634	46,783	85,634	46,783
Less: Average other intangible assets (net of tax) (1)	31,436	33,718	11,969	32,571	12,494
Average tangible common equity (q)	396,536	379,872	310,466	388,265	309,224
Adjusted return on average tangible common equity (p)/(q)	21.02%	17.61%	10.30%	19.36%	10.19%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (o)	$18,640	$14,352	$6,902	$32,991	$13,573
Less: Dividends and undistributed earnings allocated to participating securities	205	99	38	298	78
Net income available to common stockholders (r)	18,435	14,253	6,864	32,693	13,495
Weighted-average common shares outstanding for diluted earnings per share (s)	25,714	25,653	20,050	25,683	20,018
Adjusted earnings per common share − diluted (r)/(s)	$0.72	$0.56	$0.34	$1.27	$0.67
Adjusted Net Charge-Offs to Average Loans
Net charge-offs	$3,767	$407	$2,522	$4,174	$2,580
Less: Charge-off of PCD reserves on loans transferred to non-mortgage loans held for sale	3,053	-	-	3,053	-
Adjusted net charge-offs (t)	714	407	2,522	1,121	2,580
Average total loans (u)	$4,079,084	$4,022,473	$2,837,232	$4,051,129	$2,802,873
Adjusted net charge-offs to average loans (t)/(u)	0.07%	0.04%	0.36%	0.06%	0.19%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2025, was $20.3 million, or $0.78 per diluted common share, a $14.0 million, or 226.2%, increase compared to $6.2 million, or $0.31 per diluted common share, for the three months ended June 30, 2024. Earnings for the second quarter of 2025 compared to the second quarter of 2024 increased primarily due to a $19.0 million increase in net interest income and a $4.4 million increase in noninterest income. This positive result was partially offset by a $9.6 million increase in noninterest expense.

Net income for the six months ended June 30, 2025, was $33.6 million, or $1.30 per diluted common share, a $20.9 million, or 165.6%, increase compared to $12.6 million, or $0.63 per diluted common share, for the six months ended June 30, 2024. Earnings for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased primarily due to a $38.0 million increase in net interest income and a $6.7 million increase in noninterest income. This positive result was partially offset by a $21.0 million increase in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2025 and 2024.

Net interest income for the three months ended June 30, 2025 was $43.0 million, an increase of $19.0 million, or 79.3%, compared to $24.0 million for the three months ended June 30, 2024. Net interest income for the second quarter of 2025 increased compared to the second quarter of 2024 primarily due to a $17.4 million increase in interest income, as average earning assets increased $1.0 billion while the average interest earning asset yield increased 43 basis points. Additionally, interest expense decreased $1.6 million due primarily to an 85 basis point decline in the average rate paid on interest-bearing liabilities partially offset by a $714.9 million increase in the average balance of interest-bearing liabilities. The increase in interest earning assets and interest-bearing liabilities balances was primarily due to assets and liabilities acquired in the HMNF transaction and organic loan and deposit growth. The increase in interest earning asset yields was primarily due to organic loan growth at higher yields and purchase accounting accretion. The decrease in average rate paid on interest-bearing liabilities was due to the impact of the HMNF transaction as well as lower rates paid on interest-bearing deposits following rate cuts in 2024.

Net interest income for the six months ended June 30, 2025 was $84.2 million, an increase of $38.0 million, or 82.1%, compared to $46.2 million for the six months ended June 30, 2024. Net interest income for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily due to a $36.5 million increase in interest income as average earning assets increased $1.1 billion while the average interest earning asset yield increased 49 basis points. Additionally, interest expense decreased $1.4 million due primarily to a 78 basis point decline in the average rate paid on interest-bearing liabilities partially offset by a $760.9 million increase in the average balance of interest-bearing liabilities. The increase in interest earning assets and interest-bearing liabilities balances was primarily due to assets and liabilities acquired in the HMNF transaction and organic loan and deposit growth. The increase in interest earning asset yields was primarily due to organic loan growth at higher yields and purchase accounting accretion. The decrease in average rate paid on interest-bearing liabilities was due to the impact of the HMNF transaction as well as lower rates paid on interest-bearing deposits following rate cuts in 2024.

Net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2025 was 3.51%, compared to 2.39% for the same period in 2024. The increase in net interest margin (on a tax-equivalent basis) was mainly attributable to higher rates on interest earning assets from organic loan growth and the HMNF transaction, purchase accounting accretion, and lower rates paid on deposits.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and six months ended June 30, 2025 and 2024. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$35,951	$494	5.51%	$448,245	$5,991	5.38%
Investment securities (1)	823,463	5,513	2.69	756,413	5,058	2.69
Loans held for sale	22,302	247	4.44	16,473	365	8.91
Loans
Commercial and industrial	653,635	12,242	7.51	578,544	10,628	7.39
CRE − Construction, land and development	337,867	5,025	5.97	126,744	2,524	8.01
CRE − Multifamily	347,277	5,821	6.72	243,076	3,335	5.52
CRE − Non-owner occupied	955,134	15,525	6.52	617,338	9,056	5.90
CRE − Owner occupied	442,796	6,947	6.29	283,754	3,856	5.47
Agricultural − Land	66,044	948	5.76	40,932	480	4.72
Agricultural − Production	67,412	1,231	7.32	38,004	632	6.69
RRE − First lien	898,903	11,016	4.92	694,866	7,023	4.07
RRE − Construction	39,682	754	7.62	21,225	284	5.38
RRE − HELOC	188,494	3,285	6.99	123,233	2,543	8.30
RRE − Junior lien	42,435	674	6.37	36,181	594	6.60
Other consumer	39,405	689	7.01	33,335	553	6.67
Total loans (1)	4,079,084	64,157	6.31	2,837,232	41,508	5.88
Federal Reserve/FHLB Stock	28,146	607	8.65	16,640	353	8.53
Total interest earning assets	4,988,946	71,018	5.71	4,075,003	53,276	5.26
Noninterest earning assets	313,782			222,291
Total assets	$5,302,728			$4,297,294
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,247,241	$5,582	1.80%	$959,119	$5,338	2.24%
Money market and savings deposits	1,561,977	10,799	2.77	1,147,525	10,824	3.79
Time deposits	687,428	6,377	3.72	458,125	5,122	4.50
Fed funds purchased and BTFP	149,046	1,719	4.63	366,186	4,463	4.90
FHLB short-term advances	200,000	2,263	4.54	200,000	2,589	5.21
Long-term debt	59,112	652	4.42	58,999	684	4.66
Total interest-bearing liabilities	3,904,804	27,392	2.81	3,189,954	29,020	3.66
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	808,629			665,930
Operating lease liabilities	18,346			5,344
Accrued expenses and other liabilities	57,343			66,849
Other noninterest-bearing liabilities	75,689			72,193
Stockholders’ equity	513,606			369,217
Total liabilities and stockholders’ equity	$5,302,728			$4,297,294
Net interest income on FTE basis (1)		$43,626			$24,256
Net interest rate spread on FTE basis (1)			2.90%			1.60%
Net interest margin on FTE basis (1)			3.51%			2.39%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$34,695	$884	5.14%	$400,141	$10,656	5.36%
Investment securities (1)	841,479	11,422	2.74	765,859	9,847	2.59
Loans held for sale	16,856	396	4.74	12,743	492	7.76
Loans
Commercial and industrial	655,725	24,101	7.41	571,334	20,391	7.18
CRE − Construction, land and development	340,279	9,958	5.90	127,165	5,073	8.02
CRE − Multifamily	355,715	11,511	6.53	246,794	6,796	5.54
CRE − Non-owner occupied	957,629	31,297	6.59	590,946	17,127	5.83
CRE − Owner occupied	411,546	12,749	6.25	281,459	7,576	5.41
Agricultural − Land	66,633	1,916	5.80	40,621	956	4.73
Agricultural − Production	64,190	2,326	7.31	36,668	1,193	6.54
RRE − First lien	899,367	21,616	4.85	698,311	14,024	4.04
RRE − Construction	38,305	1,519	8.00	21,392	564	5.30
RRE − HELOC	178,601	6,244	7.05	121,095	4,999	8.30
RRE − Junior lien	43,261	1,353	6.31	36,003	1,162	6.49
Other consumer	39,878	1,387	7.01	31,085	1,015	6.57
Total loans (1)	4,051,129	125,977	6.27	2,802,873	80,876	5.80
Federal Reserve/FHLB Stock	25,287	1,036	8.26	16,649	690	8.33
Total interest earning assets	4,969,446	139,715	5.67	3,998,265	102,561	5.16
Noninterest earning assets	318,176			220,178
Total assets	$5,287,622			$4,218,443
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,247,482	$11,146	1.80%	$914,090	$9,587	2.11%
Money market and savings deposits	1,576,218	22,131	2.83	1,167,213	21,941	3.78
Time deposits	687,995	13,016	3.82	444,902	9,909	4.48
Fed funds purchased and BTFP	99,714	2,295	4.64	324,400	7,971	4.94
FHLB short-term advances	200,000	4,526	4.56	200,000	5,071	5.10
Long-term debt	59,098	1,302	4.44	58,985	1,362	4.64
Total interest-bearing liabilities	3,870,507	54,416	2.84	3,109,590	55,841	3.61
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	829,044			670,928
Operating lease liabilities	18,586			5,474
Accrued expenses and other liabilities	63,015			63,950
Other noninterest-bearing liabilities	81,601			69,424
Stockholders’ equity	506,470			368,501
Total liabilities and stockholders’ equity	$5,287,622			$4,218,443
Net interest income on FTE basis (1)		$85,299			$46,720
Net interest rate spread on FTE basis (1)			2.83%			1.55%
Net interest margin on FTE basis (1)			3.46%			2.35%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Compared with			Compared with
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(5,530)	$33	$(5,497)	$(9,713)	$(59)	$(9,772)
Investment securities	450	5	455	971	604	1,575
Loans held for sale	129	(247)	(118)	158	(254)	(96)
Loans
Commercial and industrial	1,500	113	1,613	3,005	705	3,710
CRE − Construction, land and development	2,906	(405)	2,501	8,476	(3,591)	4,885
CRE − Multifamily	1,533	953	2,486	2,992	1,723	4,715
CRE − Non-owner occupied	4,607	1,862	6,469	10,601	3,569	14,170
CRE − Owner occupied	2,653	438	3,091	3,490	1,683	5,173
Agricultural − Land	419	49	468	610	350	960
Agricultural − Production	298	301	599	893	240	1,133
RRE − First lien	2,737	1,256	3,993	4,028	3,564	7,592
RRE − Construction	382	88	470	445	510	955
RRE − HELOC	1,074	(332)	742	2,367	(1,122)	1,245
RRE − Junior lien	104	(24)	80	234	(43)	191
Other consumer	89	47	136	286	86	372
Total loans	18,302	4,346	22,648	37,427	7,674	45,101
Federal Reserve/FHLB Stock	245	9	254	357	(11)	346
Total interest income	13,596	4,146	17,742	29,200	7,954	37,154
Interest-bearing liabilities
Interest-bearing demand deposits	1,609	(1,365)	244	3,488	(1,929)	1,559
Money market and savings deposits	3,916	(3,941)	(25)	7,667	(7,477)	190
Time deposits	2,573	(1,318)	1,255	5,401	(2,294)	3,107
Fed funds purchased and BTFP	(2,653)	(91)	(2,744)	(5,504)	(172)	(5,676)
FHLB short-term advances	—	(326)	(326)	—	(545)	(545)
Long-term debt	1	(33)	(32)	3	(63)	(60)
Total interest expense	5,446	(7,074)	(1,628)	11,055	(12,480)	(1,425)
Change in net interest income	$8,150	$11,220	$19,370	$18,145	$20,434	$38,579

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision (recovery) for loan losses	$1,116	$4,270	$3,523	$5,069
Provision (recovery) for credit losses on unfunded commitments	(1,192)	275	(2,734)	(518)
Provision (recovery) for HTM debt securities	(2)	(56)	(4)	(62)
Provision (recovery) for non-mortgage loans transferred to held for sale	78	—	78	—
Provision for credit losses	$—	$4,489	$863	$4,489

The Company recorded a provision for credit losses of $0.0 million for the second quarter of 2025, compared to a provision for credit losses of $4.5 million for the second quarter of 2024. The decrease in the provision for credit losses was primarily driven by the change in net loans, and the decrease in provision for credit losses on unfunded commitments was primarily driven by a decrease in the required reserve for unfunded commitments.

The Company recorded a provision for credit losses of $0.9 million for the six months ended June 30, 2025 compared to a provision for credit losses of $4.5 for the six months ended June 30, 2024. The decrease in the provision for credit losses was primarily driven by the change in net loans, and the decrease in provision for credit losses on unfunded commitments was primarily driven by a decrease in the required reserve for unfunded commitments.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Retirement and benefit services	$16,024	$16,078	$32,130	$31,733
Wealth	7,363	6,360	14,267	12,477
Mortgage banking	3,651	2,554	5,177	4,224
Service charges on deposit accounts	680	456	1,330	845
Gain on sale of non-mortgage loan	2,115	—	2,115	—
Other	1,930	1,923	4,376	3,415
Total noninterest income	$31,763	$27,371	$59,395	$52,694
Noninterest income as a % of revenue	42.47%	53.28%	41.37%	53.27%

Total noninterest income for the three months ended June 30, 2025 was $31.8 million, an increase of $4.4 million, or 16.0%, from the three months ended June 30, 2024. The increase in noninterest income was primarily driven by a $2.1 million gain on the sale of a PCD hospitality loan during the second quarter of 2025. Wealth revenue increased $1.0 million, or 15.8%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by an increase in assets under administration/management during that same period as a result of improved bond and equity markets as well as the HMNF transaction. Mortgage banking revenue increased $1.1 million, or 43.0%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a higher gain on sale rate and increased mortgage servicing revenue driven by the HMNF transaction.

Total noninterest income for the six months ended June 30, 2025 was $59.4 million, an increase of $6.7 million, or 12.7%, from the six months ended June 30, 2024. The increase in noninterest income was primarily driven by a $2.1 million gain on the sale of a PCD hospitality loan during the second quarter of 2025. Wealth revenue increased $1.8 million, or 14.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by an increase in assets under administration/management during that same period as a result of improved bond and equity markets as well as the HMNF transaction. Mortgage banking revenue increased $1.1 million, or 27.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a higher gain on sale rate and increased mortgage servicing revenue driven by the HMNF transaction.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation	$24,343	$20,265	$47,304	$39,597
Employee taxes and benefits	6,633	5,134	14,396	11,322
Occupancy and equipment expense	2,559	1,815	5,466	3,722
Business services, software and technology expense	5,868	4,599	11,620	9,944
Intangible amortization expense	2,710	1,324	5,419	2,648
Professional fees and assessments	2,339	2,373	5,335	4,366
Marketing and business development	787	651	1,752	1,436
Supplies and postage	490	370	1,121	898
Travel	347	332	634	624
Mortgage and lending expenses	940	467	1,476	908
Other	1,422	1,422	4,282	2,306
Total noninterest expense	$48,438	$38,752	$98,805	$77,771

Total noninterest expense for the three months ended June 30, 2025 was $48.4 million, a $9.7 million, or 25.0%, increase compared to $38.8 million for the three months ended June 30, 2024. The year over year increase was primarily driven by higher compensation expense, employee taxes and benefits expense, intangible amortization expense, and occupancy and equipment expense. Compensation expense and employee taxes and benefits expense increased primarily due to increased head count resulting from the HMNF transaction. Intangible amortization expense increased primarily due to the $33.5 million core deposit intangible recorded in connection with the HMNF transaction. Occupancy and equipment expense increased primarily due to increased branch footprint resulting from the HMNF transaction.

Total noninterest expense for the six months ended June 30, 2025 was $98.8 million, a $21.0 million, or 27.0%, increase compared to $77.8 million for the six months ended June 30, 2024. The year over year increase was primarily driven by higher compensation expense, employee taxes and benefits expense, intangible amortization expense, and occupancy and equipment expense. Compensation expense and employee taxes and benefits expense increased primarily due to increased head count resulting from the HMNF transaction. Intangible amortization expense increased primarily due to the $33.5 million core deposit intangible recorded in connection with the HMNF transaction. Occupancy and equipment expense increased primarily due to increased branch footprint resulting from the HMNF transaction.

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

For the three months ended June 30, 2025, the Company recognized income tax expense of $6.1 million on $26.4 million of pre-tax income, resulting in an effective tax rate of 23.2%, compared to income tax expense of $1.9 million on $8.1 million of pre-tax income for the three months ended June 30, 2024, resulting in an effective tax rate of 23.7%.

For the six months ended June 30, 2025, the Company recognized income tax expense of $10.3 million on $43.9 million of pre-tax income, resulting in an effective tax rate of 23.6%, compared to income tax expense of $4.0 million on $16.7 million of pre-tax income for the six months ended June 30, 2024, resulting in an effective tax rate of 24.1%.

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

The following table presents the banking segment income statement, net of corporate administration, for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net interest income	$43,032	$24,001	$84,189	$46,220
Provision for credit losses	—	4,489	863	4,489
Noninterest income	8,376	4,933	12,998	8,484
Total revenue	51,408	24,445	96,324	50,215
Noninterest expense (1)	30,140	18,915	62,053	37,586
Net income before taxes	$21,268	$5,530	$34,271	$12,629

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

The following table presents the retirement and benefits services segment income statement for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Recurring annual income (1)	$12,717	$12,647	$25,882	$22,333
Transactional income (2)	3,307	3,431	6,248	6,625
Total noninterest income	16,024	16,078	32,130	31,733
Noninterest expense	13,166	13,422	26,783	27,611
Net income before taxes	$2,858	$2,656	$5,347	$4,122

(1)

Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. $6.2 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, were due to movements in the market.

(2)	Transactional income primarily includes advisory fees and distribution fees.

Wealth

The wealth segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the  three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Asset management	$4,742	$5,564	$10,502	$10,818
Brokerage	494	439	1,029	805
Insurance and advisory	2,127	357	2,736	853
Total noninterest income	7,363	6,360	14,267	12,476
Noninterest expense	5,132	3,908	9,969	7,658
Net income before taxes	$2,231	$2,452	$4,298	$4,818

Financial Condition

Overview

Total assets were $5.3 billion as of June 30, 2025, an increase of $62.1 million, or 1.2%, compared to December 31, 2024. The increase was primarily due to a $52.1 million increase in loans held for investment and a non-cash transfer of $50.2 million to non-mortgage loans held for sale, partially offset by a decrease of $46.9 million in available-for-sale investment securities and a decrease of $11.9 million in held-to-maturity investment securities.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$637	0.1%	$30,707	3.7%
Mortgage backed securities
Residential agency	488,939	63.3	503,706	61.1
Commercial	1,280	0.2	1,251	0.2
Asset backed securities	17	—	19	—
Corporate bonds	50,279	6.5	52,370	6.3
Total available-for-sale investment securities	541,152	70.1	588,053	71.3
Held-to-maturity
Obligations of state and political agencies	105,371	13.6	107,985	13.1
Mortgage backed securities
Residential agency	126,133	16.3	129,001	15.6
Total held-to-maturity investment securities	231,504	29.9	236,986	28.7
Total investment securities	$772,656	100.0%	$825,039	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of June 30, 2025
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$288	4.84%	$—	—%	$349	4.94%
Mortgage backed securities
Residential agency	35	2.60	2,970	3.46	23,797	4.09	462,136	2.32
Commercial	—	—	1,280	2.40	—	—	—	—
Asset backed securities	—	—	—	—	17	4.89	—	—
Corporate bonds	—	—	—	—	50,279	3.55	—	—
Total available-for-sale investment securities	35	2.60	4,538	3.22	74,093	3.73	462,485	2.32
Held-to-maturity
Obligations of state and political agencies	6,461	1.39	53,878	1.77	38,521	2.23	6,511	2.24
Mortgage backed securities
Residential agency	—	—	—	—	—	—	126,133	2.22
Total held-to-maturity investment securities	6,461	1.39	53,878	1.77	38,521	2.23	132,644	2.22
Total investment securities	$6,496	1.40%	$58,416	1.89%	$112,614	3.21%	$595,129	2.30%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.0 billion as of June 30, 2025, an increase of $52.1 million, or 1.3%, from December 31, 2024. The increase was primarily driven by a $17.6 million increase in CRE loans, a $15.3 million increase in consumer loans, a $10.0 million increase in agricultural loans, and a $9.2 million increase in commercial and industrial loans.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	June 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$287,886	7.1%	$340,702	8.5%
Services	191,709	4.7	177,813	4.5
Retail trade	105,220	2.6	88,105	2.2
Manufacturing	91,077	2.3	60,107	1.5
Total commercial and industrial	675,892	16.7	666,727	16.7
Commercial real estate:
Construction, land and development	352,749	8.7	294,677	7.4
Multifamily	333,307	8.2	363,123	9.1
Non-owner occupied
Office	157,557	3.9	168,170	4.2
Industrial	173,980	4.3	169,391	4.2
Retail	145,421	3.6	154,325	3.9
Hotel	103,828	2.6	170,982	4.3
Medical office	183,237	4.5	139,939	3.5
Medical or nursing facility	80,572	2.0	110,164	2.8
Other commercial real estate	43,048	1.1	54,054	1.3
Total non-owner occupied	887,643	22.0	967,025	24.2
Owner occupied	440,170	10.9	371,418	9.3
Total commercial real estate	2,013,869	49.8	1,996,243	50.0
Agricultural:
Land	66,395	1.6	61,299	1.5
Production	67,931	1.7	63,008	1.6
Total agricultural	134,326	3.3	124,307	3.1
Consumer:
RRE − First lien	901,738	22.3	921,019	23.1
RRE − Construction	35,754	0.9	33,547	0.8
RRE − HELOC	200,624	5.0	162,509	4.1
RRE − Junior lien	41,450	1.0	44,060	1.1
Other consumer	41,004	1.0	44,122	1.1
Total consumer	1,220,570	30.2	1,205,257	30.2
Total loans	$4,044,657	100.0%	$3,992,534	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	June 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$594,936	48.7%	$668,395	50.2%
North Dakota	201,288	16.5	221,693	16.7
Arizona	141,841	11.6	169,473	12.7
Texas	37,124	3.0	34,580	2.6
Colorado	23,372	1.9	23,386	1.8
Oregon	17,833	1.5	17,990	1.4
Wisconsin	101,430	8.3	111,502	8.4
Missouri	16,594	1.4	16,776	1.3
Kansas	15,763	1.3	15,183	1.1
South Dakota	12,565	1.0	14,554	1.1
Virginia	11,176	0.9	—	—
Other	47,028	3.9	36,616	2.8
Total non-owner occupied and multifamily commercial real estate loans	$1,220,950	100.0%	$1,330,148	100.0%

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of June 30, 2025, the Company’s RRE portfolio was $1.2 billion, representing a $18.4 million, or 1.6%, increase from December 31, 2024. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2025:

	June 30, 2025
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$187,516	$312,274	$173,173	$2,929	$675,892
Commercial real estate
Construction, land and development	116,523	136,103	72,429	27,694	352,749
Multifamily	61,818	209,414	62,075	—	333,307
Non-owner occupied	123,260	599,264	145,909	19,210	887,643
Owner occupied	34,289	242,692	117,160	46,029	440,170
Total commercial real estate	335,890	1,187,473	397,573	92,933	2,013,869
Agricultural
Land	4,714	20,565	15,125	25,991	66,395
Production	43,873	22,528	1,530	—	67,931
Total agricultural	48,587	43,093	16,655	25,991	134,326
Total commercial	571,993	1,542,840	587,401	121,853	2,824,087
Consumer
Residential real estate
First lien	13,637	45,056	81,181	761,864	901,738
Construction	23,809	4,691	—	7,254	35,754
HELOC	4,692	14,951	23,743	157,238	200,624
Junior lien	2,498	6,707	21,244	11,001	41,450
Total residential real estate	44,636	71,405	126,168	937,357	1,179,566
Other consumer	13,686	22,695	4,623	—	41,004
Total consumer	58,322	94,100	130,791	937,357	1,220,570
Total loans	$630,315	$1,636,940	$718,192	$1,059,210	$4,044,657
Loans with fixed interest rates:
Commercial
Commercial and industrial	$40,860	$210,727	$57,024	$—	$308,611
Commercial real estate
Construction, land and development	52,917	21,016	1,249	—	75,182
Multifamily	29,287	151,220	27,377	—	207,884
Non-owner occupied	76,578	353,769	64,912	427	495,686
Owner occupied	28,505	169,177	57,744	1,187	256,613
Total commercial real estate	187,287	695,182	151,282	1,614	1,035,365
Agricultural
Land	4,623	20,563	13,330	17,778	56,294
Production	3,963	21,020	1,530	—	26,513
Total agricultural	8,586	41,583	14,860	17,778	82,807
Total commercial	236,733	947,492	223,166	19,392	1,426,783
Consumer
Residential real estate
First lien	12,249	36,289	71,000	423,837	543,375
Construction	12,261	809	—	2,212	15,282
HELOC	30	1,797	7,561	3,892	13,280
Junior lien	1,954	4,392	14,454	10,145	30,945
Total residential real estate	26,494	43,287	93,015	440,086	602,882
Other consumer	1,767	14,446	4,623	—	20,836
Total consumer	28,261	57,733	97,638	440,086	623,718
Total loans with fixed interest rates	$264,994	$1,005,225	$320,804	$459,478	$2,050,501
Loans with floating interest rates:
Commercial
Commercial and industrial	$146,656	$101,547	$116,149	$2,929	$367,281
Commercial real estate
Construction, land and development	63,606	115,087	71,180	27,694	277,567
Multifamily	32,531	58,194	34,698	—	125,423
Non-owner occupied	46,682	245,495	80,997	18,783	391,957
Owner occupied	5,784	73,515	59,416	44,842	183,557
Total commercial real estate	148,603	492,291	246,291	91,319	978,504
Agricultural
Land	91	2	1,795	8,213	10,101
Production	39,910	1,508	—	—	41,418
Total agricultural	40,001	1,510	1,795	8,213	51,519
Total commercial	335,260	595,348	364,235	102,461	1,397,304
Consumer
Residential real estate
First lien	1,388	8,767	10,181	338,027	358,363
Construction	11,548	3,882	—	5,042	20,472
HELOC	4,662	13,154	16,182	153,346	187,344
Junior lien	544	2,315	6,790	856	10,505
Total residential real estate	18,142	28,118	33,153	497,271	576,684
Other consumer	11,919	8,249	—	—	20,168
Total consumer	30,061	36,367	33,153	497,271	596,852
Total loans with floating interest rates	$365,321	$631,715	$397,388	$599,732	$1,994,156

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

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$44,876	$35,127
Commercial real estate
Construction, land and development	42,569	37,633
Multifamily	54,543	27,188
Non-owner occupied	18,734	45,173
Owner occupied	28,617	27,637
Total commercial real estate	144,463	137,631
Agricultural
Land	8,114	8,034
Production	4,180	4,813
Total agricultural	12,294	12,847
Total commercial	201,633	185,605
Consumer
Residential real estate
First lien	2,650	2,988
Construction	4,680	4,680
HELOC	1,213	1,459
Junior lien	2,368	3,210
Total residential real estate	10,911	12,337
Other consumer	48	339
Total consumer	10,959	12,676
Total criticized loans	$212,592	$198,281
Criticized loans as a percent of total loans	5.26%	4.97%

The following table presents information regarding nonperforming assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$51,276	$54,433
Accruing loans 90+ days past due	202	8,453
Total nonperforming loans	51,478	62,886
OREO and repossessed assets	751	—
Total nonperforming assets	52,229	62,886
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$52,229	$62,886
Nonperforming loans to total loans	1.27%	1.58%
Nonperforming assets to total assets	0.98%	1.20%
ACL on loans to nonperforming loans	115%	95%

Interest income lost on nonaccrual loans was approximately $2.3 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2025 and 2024.

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

The following table presents information concerning the components of the ACL for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
ACL on loans at the beginning of the period	$61,929	$36,584	$59,929	$35,843
(Credit) provision for loan losses	1,116	4,270	3,523	5,069
Net charge-offs (recoveries) (1)
Commercial and industrial	(49)	2,611	(150)	2,652
CRE − Construction, land and development	—	—	—	—
CRE − Multifamily	—	—	—	—
CRE − Non-owner occupied (2)	3,401	—	3,401	—
CRE − Owner occupied	(5)	(9)	(16)	9
Agricultural − Land	—	—	—	—
Agricultural − Production	384	—	372	—
RRE − First lien	—	—	54	—
RRE − Construction	—	—	—	—
RRE − HELOC	10	—	260	—
RRE − Junior lien	—	(71)	300	(71)
Other consumer	26	(9)	(47)	(10)
Total net charge-offs (recoveries)	3,767	2,522	4,174	2,580
ACL on loans at the end of the period	59,278	38,332	59,278	38,332
Components of ACL:
ACL on HTM debt securities	127	151	127	151
ACL on loans	59,278	38,332	59,278	38,332
ACL on off-balance sheet credit exposures	4,801	6,882	4,801	6,882
ACL at end of the period	64,206	45,365	64,206	45,365
Total loans	$4,044,657	$2,915,792	$4,044,657	$2,915,792
Average total loans	4,079,084	2,837,232	4,051,129	2,802,873
ACL on loans to total loans	1.47%	1.31%	1.47%	1.31%
ACL on loans to nonaccrual loans	115.61%	138.79%	115.61%	138.79%
ACL on loans to nonperforming loans	115.15%	138.79%	115.15%	138.79%
Net charge-offs/(recoveries) to average total loans (annualized)	0.37%	0.36%	0.21%	0.19%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:
(2)

The $3.4 million charge-off related to the sale of one PCD non-owner occupied commercial real estate hospitality loan and the transfer of a pool of non-owner occupied commercial real estate hospitality loans to non-mortgage loans held for sale in the second quarter of 2025. Of the $3.4 million, $3.1 million represented reserves on PCD loans acquired in the HMNF transaction that were reserved in the day 1 accounting.

	For the three months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$79	$128	$(49)	$653,635	(0.03)%
Commercial real estate
Construction, land and development	—	—	—	337,867	—
Multifamily	—	—	—	354,909	—
Non-owner occupied (1)	3,401	—	3,401	974,705	1.40
Owner occupied	6	11	(5)	448,771	—
Total commercial real estate	3,407	11	3,396	2,116,252	0.64
Agricultural
Land	—	—	—	66,044	—
Production	384	—	384	67,412	2.28
Total agricultural	384	—	384	133,456	1
Total commercial	3,870	139	3,731	2,903,343	0.52
Consumer
Residential real estate
First lien	—	—	—	898,903	—
Construction	—	—	—	39,682	—
HELOC	10	—	10	188,494	0.02
Junior lien	—	—	—	42,435	—
Total residential real estate	10	—	10	1,169,514	—
Other consumer	38	12	26	39,405	0.26
Total consumer	48	12	36	1,208,919	0.01
Total loans	$3,918	$151	$3,767	$4,112,262	0.37%
2024:
Commercial
Commercial and industrial	$2,730	$119	$2,611	$578,544	1.83%
Commercial real estate
Construction, land and development	—	—	—	126,744	—
Multifamily	—	—	—	243,076	—
Non-owner occupied	—	—	—	617,338	—
Owner occupied	—	9	(9)	283,754	(0.01)
Total commercial real estate	—	9	(9)	1,270,912	—
Agricultural
Land	—	—	—	40,932	—
Production	—	—	—	38,004	—
Total agricultural	—	—	—	78,936	—
Total commercial	2,730	128	2,602	1,928,392	0.55
Consumer
Residential real estate
First lien	—	—	—	694,866	—
Construction	—	—	—	21,225	—
HELOC	—	—	—	123,233	—
Junior lien	3	74	(71)	36,181	(0.80)
Total residential real estate	3	74	(71)	875,505	(0.03)
Other consumer	1	10	(9)	33,335	(0.11)
Total consumer	4	84	(80)	908,840	(0.04)
Total loans	$2,734	$212	$2,522	$2,837,232	0.36%
(1)

The $3.4 million charge-off related to the sale of one PCD non-owner occupied commercial real estate hospitality loan and the transfer of a pool of non-owner occupied commercial real estate hospitality loans to non-mortgage loans held for sale in the second quarter of 2025. Of the $3.4 million, $3.1 million represented reserves on PCD loans acquired in the HMNF transaction that were reserved in the day 1 accounting.

	For the six months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$248	$398	$(150)	$655,725	(0.05)%
Commercial real estate
Construction, land and development	—	—	—	340,279	—
Multifamily	—	—	—	363,710	—
Non-owner occupied (1)	3,401	—	3,401	978,134	0.70
Owner occupied	6	22	(16)	417,830	(0.01)
Total commercial real estate	3,407	22	3,385	2,099,953	0.33
Agricultural
Land	—	—	—	66,633	—
Production	384	12	372	64,190	1.17
Total agricultural	384	12	372	130,823	0.57
Total commercial	4,039	432	3,607	2,886,501	0.25
Consumer
Residential real estate
First lien	54	—	54	899,367	0.01
Construction	—	—	—	38,305	—
HELOC	260	—	260	178,601	0.29
Junior lien	300	—	300	43,261	1.40
Total residential real estate	614	—	614	1,159,534	0.11
Other consumer	77	124	(47)	39,878	(0.24)
Total consumer	691	124	567	1,199,412	0.10
Total loans	$4,730	$556	$4,174	$4,085,913	0.21%
2024:
Commercial
Commercial and industrial	$2,894	$242	$2,652	$571,334	0.93%
Commercial real estate
Construction, land and development	—	—	—	127,165	—
Multifamily	—	—	—	246,794	—
Non-owner occupied	—	—	—	590,946	—
Owner occupied	29	20	9	281,459	0.01
Total commercial real estate	29	20	9	1,246,364	—
Agricultural
Land	—	—	—	40,621	—
Production	—	—	—	36,668	—
Total agricultural	—	—	—	77,289	—
Total commercial	2,923	262	2,661	1,894,987	0.28
Consumer
Residential real estate
First lien	—	—	—	698,311	—
Construction	—	—	—	21,392	—
HELOC	—	—	—	121,095	—
Junior lien	3	74	(71)	36,003	(0.40)
Total residential real estate	3	74	(71)	876,801	(0.02)
Other consumer	13	23	(10)	31,085	(0.06)
Total consumer	16	97	(81)	907,886	(0.02)
Total loans	$2,939	$359	$2,580	$2,802,873	0.19%
(1)

The $3.4 million charge-off related to the sale of one PCD non-owner occupied commercial real estate hospitality loan and the transfer of a pool of non-owner occupied commercial real estate hospitality loans to non-mortgage loans held for sale in the second quarter of 2025. Of the $3.4 million, $3.1 million represented reserves on PCD loans acquired in the HMNF transaction that were reserved in the day 1 accounting.

The following table presents the allocation of the ACL on loans as of the dates presented:

	June 30, 2025		December 31, 2024
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$8,326	16.7%	$8,170	16.7%
CRE − Construction, land and development	18,529	8.7	16,277	7.4
CRE − Multifamily	4,876	8.2	4,716	9.1
CRE − Non-owner occupied	12,919	22.0	16,513	24.2
CRE − Owner occupied	3,818	10.9	3,226	9.3
Agricultural − Land	615	1.6	597	1.5
Agricultural − Production	623	1.7	631	1.6
RRE − First lien	7,059	22.3	6,921	23.1
RRE − Construction	416	0.9	357	0.8
RRE − HELOC	1,358	5.0	1,339	4.1
RRE − Junior lien	376	1.0	742	1.1
Other consumer	363	1.0	440	1.1
Total loans	$59,278	100.0%	$59,929	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $4.8 million and $6.9 million as of June 30, 2025 and 2024, respectively.

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

Total deposits were $4.3 billion as of June 30, 2025, a decrease of $40.9 million, or 0.9%, from December 31, 2024. Interest-bearing deposits increased $72.2 million during this period, while noninterest-bearing deposits decreased $113.2 million. The decrease in total deposits was due primarily to seasonal outflows from public funds depositors as well as a decrease in clearing and synergistic deposits. The decrease was partially offset by an increase in brokered deposit balances as callable brokered certificates of deposit were raised to diversify the funding structure while retaining optionality.

The following table presents the composition of the Company’s deposit portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$790,300	18.2%	$903,466	20.6%	$(113,166)	(12.5)%
Interest-bearing demand	1,214,597	28.0	1,220,173	27.9	(5,576)	(0.5)
Money market and savings (1)	1,534,102	35.4	1,547,806	35.4	(13,704)	(0.9)
Time deposits	798,469	18.4	706,965	16.1	91,504	12.9
Total deposits	$4,337,468	100.0%	$4,378,410	100.0%	$(40,942)	(0.9)%

(1)	Money market and savings deposits included health savings account deposits of $198.7 million and $190.3 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$829,044	—%	$670,928	—%
Interest-bearing demand	1,247,482	1.80	914,090	2.24
Money market and savings	1,576,218	2.77	1,167,213	3.79
Time deposits	687,995	3.72	444,902	4.50
Total deposits	$4,340,739	2.10%	$3,197,133	2.70%

The following table presents the composition of the Company’s deposit portfolio by client segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,544,905	35.6%	$1,647,131	37.7%	$(102,226)	(6.2)%
Consumer	1,656,353	38.2	1,556,522	35.5	99,831	6.4
Public (1)	217,360	5.0	201,197	4.6	16,163	8.0
Synergistic (2)
Retirement and benefit services (3)	664,410	15.3	683,149	15.6	(18,739)	(2.7)
Wealth (4)	254,440	5.9	290,411	6.6	(35,971)	(12.4)
Total synergistic	918,850	21.2	973,560	22.2	(54,710)	(15.1)
Total deposits	$4,337,468	100.0%	$4,378,410	100.0%	$(40,942)	(0.9)%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth clients hold in proprietary Alerus money market products.
(3)	$366.8 million and $361.3 million of retirement and benefit services synergistic deposits were indexed as of June 30, 2025 and December 31, 2024, respectively.
(4)	$254.4 million and $290.4 million of wealth synergistic deposits were indexed as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of June 30, 2025:

June 30,
(dollars in thousands)	2025
Maturing in:
3 months or less	$114,175
3 months to 6 months	92,781
6 months to 1 year	9,687
1 year or greater	2,902
Total	$219,545

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.4 billion at June 30, 2025 and approximately $1.5 billion at December 31, 2024. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$114,600	30.7%	$38,960	13.1%
FHLB short-term advances	200,000	53.5	200,000	67.1
Subordinated notes	50,000	13.4	50,000	16.8
Junior subordinated debentures	9,126	2.4	9,069	3.0
Total borrowed funds	$373,726	100.0%	$298,029	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $37.7 million, or 7.6%, to $533.2 million as of June 30, 2025, compared to $495.4 million as of December 31, 2024. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 7.87% as of June 30, 2025, from 7.13% as of December 31, 2024. Common equity tier 1 capital to risk weighted assets increased to 10.54% as of June 30, 2025, from 9.91% as of December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Capital Ratios	2025	2024
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.54%	9.91%
Tier 1 capital to risk weighted assets	10.74%	10.12%
Total capital to risk weighted assets	13.1%	12.49%
Tier 1 capital to average assets	9.16%	8.65%
Tangible common equity to tangible assets (1)	7.87%	7.13%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.78%	10.18%
Tier 1 capital to risk weighted assets	10.78%	10.18%
Total capital to risk weighted assets	12.04%	11.43%
Tier 1 capital to average assets	9.34%	8.69%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of June 30, 2025, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of June 30, 2025 and December 31, 2024, was as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,002,440	$1,090,114
Standby letters of credit	17,943	30,033
Total	$1,020,383	$1,120,147

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

As of June 30, 2025, the Company had on balance sheet liquidity of $505.9 million, compared to $579.0 million as of December 31, 2024. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of June 30, 2025, the Company had off balance sheet liquidity of $2.2 billion, compared to $2.3 billion as of December 31, 2024. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2025, the Company had $114.6 million in federal funds purchased and $200.0 million in short-term borrowings from the FHLB. As of June 30, 2025, the Company had $2.4 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.1 billion from the FHLB. In addition, the Company can borrow up to $127.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of June 30, 2025. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of June 30, 2025 and December 31, 2024.

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

The estimated impact on the Company’s net interest income as of June 30, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below:

	June 30, 2025		December 31, 2024
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	0.5%	12.3%	1.7%	13.6%
+300 basis points	0.3%	9.0%	1.2%	10.0%
+200 basis points	0.5%	6.7%	1.1%	7.2%
+100 basis points	0.4%	3.6%	0.6%	3.7%
−100 basis points	0.6%	-3.0%	0.4%	-3.1%
−200 basis points	1.0%	-6.6%	0.7%	-6.8%
−300 basis points	1.8%	-9.2%	0.8%	-10.5%
−400 basis points	4.3%	-6.7%	4.0%	-7.0%

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

The table below presents the change in the economic value of equity as of June 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	June 30,	December 31,
	2025	2024
+400 basis points	-2.5%	-6.2%
+300 basis points	-4.0%	-4.8%
+200 basis points	-1.6%	-2.4%
+100 basis points	-0.2%	-0.8%
−100 basis points	-0.5%	0.1%
−200 basis points	-2.2%	-0.9%
−300 basis points	-6.6%	-3.6%
−400 basis points	-13.8%	-8.5%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the second quarter of 2025:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
April 1-30, 2025	—	$—	—	1,000,000
May 1-31, 2025	67,826	21.59	—	1,000,000
June 1-30, 2025	—	—	—	1,000,000
Total	67,826	$21.59	—	1,000,000

(1)

Represents shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)

On December 12, 2023, the Board of Directors of the Company approved the Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced a prior stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended June 30, 2025, the Company did not repurchase any shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Amendment to Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on May 12, 2025).

3.3	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: August 5, 2025	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)