Form 10-Q
period 2025-09-30
ALERUS FINANCIAL CORP
filed 2025-11-05
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding at November 1, 2025 was 25,397,303.

Alerus Financial Corporation and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$92,043	$61,239
Investment securities
Trading	1,411	3,309
Available-for-sale, at fair value (amortized cost of $603,221 and $686,556, respectively)	531,014	588,053
Held-to-maturity, at amortized cost (fair value of $230,597 and $236,986, respectively, with an allowance for credit losses on investments of $126 and $131, respectively)	259,225	275,585
Loans held for sale	17,757	16,518
Loans	4,102,075	3,992,534
Allowance for credit losses on loans	(62,127)	(59,929)
Net loans	4,039,948	3,932,605
Land, premises and equipment, net	44,097	39,780
Operating lease right-of-use assets	30,154	13,438
Accrued interest receivable	21,602	20,075
Bank-owned life insurance	38,997	36,033
Goodwill	85,634	85,634
Other intangible assets, net	35,753	43,882
Servicing rights	6,708	7,918
Deferred income taxes, net	38,497	52,885
Other assets	87,733	84,719
Total assets	$5,330,573	$5,261,673
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$776,791	$903,466
Interest-bearing	3,635,862	3,474,944
Total deposits	4,412,653	4,378,410
Short-term borrowings	200,000	238,960
Long-term debt	59,154	59,069
Operating lease liabilities	36,918	18,991
Accrued expenses and other liabilities	71,160	70,833
Total liabilities	4,779,885	4,766,263
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 30,000,000 shares authorized: 25,396,686 and 25,344,803 issued and outstanding	25,397	25,345
Additional paid-in capital	271,165	269,708
Retained earnings	308,464	273,723
Accumulated other comprehensive income (loss)	(54,338)	(73,366)
Total stockholders’ equity	550,688	495,410
Total liabilities and stockholders’ equity	$5,330,573	$5,261,673

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans, including fees	$63,875	$42,593	$189,222	$123,551
Investment securities
Taxable	5,091	4,596	16,108	14,008
Exempt from federal income taxes	160	169	480	512
Other	1,518	4,854	3,440	16,200
Total interest income	70,644	52,212	209,250	154,271
Interest Expense
Deposits	24,350	22,285	70,643	63,721
Short-term borrowings	2,506	6,706	9,327	19,748
Long-term debt	652	679	1,955	2,041
Total interest expense	27,508	29,670	81,925	85,510
Net interest income	43,136	22,542	127,325	68,761
Provision for credit losses	—	1,661	863	6,150
Net interest income after provision for credit losses	43,136	20,881	126,462	62,611
Noninterest Income
Retirement and benefit services	16,496	16,144	48,625	47,876
Wealth	6,560	6,684	20,827	19,161
Mortgage banking	3,474	2,573	8,651	6,796
Service charges on deposit accounts	703	488	2,034	1,333
Gain on sale of non-mortgage loans	(35)	—	2,080	—
Other	2,232	2,474	6,607	5,891
Total noninterest income	29,430	28,363	88,824	81,057
Noninterest Expense
Compensation	24,984	21,058	72,288	60,655
Employee taxes and benefits	6,094	5,400	20,490	16,722
Occupancy and equipment expense	2,849	2,082	8,315	5,803
Business services, software and technology expense	6,285	4,879	17,905	14,823
Intangible amortization expense	2,710	1,324	8,129	3,972
Professional fees and assessments	2,676	4,267	8,010	8,633
Marketing and business development	1,069	764	2,821	2,200
Supplies and postage	569	422	1,690	1,321
Travel	385	330	1,019	954
Mortgage and lending expenses	1,025	684	2,501	1,592
Other	1,895	1,237	6,176	3,543
Total noninterest expense	50,541	42,447	149,344	120,218
Income before income taxes	22,025	6,797	65,942	23,450
Income tax expense	5,101	1,590	15,451	5,604
Net income	$16,924	$5,207	$50,491	$17,846
Per Common Share Data
Basic earnings per common share	$0.66	$0.26	$1.97	$0.90

Diluted earnings per common share	$0.65	$0.26	$1.95	$0.89
Dividends declared per common share	$0.21	$0.20	$0.62	$0.59
Average common shares outstanding	25,395	19,788	25,374	19,768
Diluted average common shares outstanding	25,713	20,075	25,693	20,037

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$16,924	$5,207	$50,491	$17,846
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	7,401	19,431	26,161	14,692
Net change in unrealized gain (losses) on cash flow hedging derivatives	77	(869)	(510)	(160)
Net change in unrealized gain (losses) on other derivatives	(123)	(3,068)	(246)	(872)
Total other comprehensive income (loss), before tax	7,355	15,494	25,405	13,660
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,846	3,889	6,377	3,429
Other comprehensive income (loss), net of tax	5,509	11,605	19,028	10,231
Total comprehensive income (loss)	$22,433	$16,812	$69,519	$28,077

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2024	19,778	$150,857	$277,620	$(75,029)	$373,226
Net income	—	—	5,207	—	5,207
Other comprehensive income (loss)	—	—	—	11,605	11,605
Common stock repurchased	—	(76)	—	—	(76)
Common stock dividends	—	—	(3,964)	—	(3,964)
Share‑based compensation expense	—	488	—	—	488
Vesting of restricted stock	12	(12)	—	—	—
Balance as of September 30, 2024	19,790	$151,257	$278,863	$(63,424)	$386,486

Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155
Net income	—	—	16,924	—	16,924
Other comprehensive income (loss)	—	—	—	5,509	5,509
Common stock repurchased	(3)	(339)	—	—	(342)
Common stock dividends	—	—	(5,338)	—	(5,338)
Share‑based compensation expense	—	780	—	—	780
Vesting of restricted stock	11	(11)	—	—	—
Balance as of September 30, 2025	25,397	$271,165	$308,464	$(54,338)	$550,688

	Nine months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	19,734	$150,343	$272,705	$(73,655)	$369,127
Net income	—	—	17,846	—	17,846
Other comprehensive income (loss)	—	—	—	10,231	10,231
Common stock repurchased	(7)	(225)	—	—	(232)
Common stock dividends	—	—	(11,688)	—	(11,688)
Share‑based compensation expense	—	1,202	—	—	1,202
Vesting of restricted stock	63	(63)	—	—	—
Balance as of September 30, 2024	19,790	$151,257	$278,863	$(63,424)	$386,486

Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	50,491	—	50,491
Other comprehensive income (loss)	—	—	—	19,028	19,028
Common stock repurchased	(11)	(507)	—	—	(518)
Common stock dividends	—	—	(15,750)	—	(15,750)
Share‑based compensation expense	—	2,027	—	—	2,027
Vesting of restricted stock	63	(63)	—	—	—
Balance as of September 30, 2025	25,397	$271,165	$308,464	$(54,338)	$550,688

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2025	2024
Operating Activities
Net income	$50,491	$17,846
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	8,011	(1,888)
Provision for credit losses	863	6,150
Depreciation and amortization	11,548	6,456
Amortization and accretion of premiums/discounts on investment securities	573	1,301
Amortization of operating lease right-of-use assets	1,211	60
Share‑based compensation expense	2,027	1,202
Purchase accounting accretion, net	(21,454)	—
Originations of loans held for sale	(120,539)	(233,656)
Proceeds on loans held for sale	127,318	238,113
Realized loss (gain) on mortgage loans sold	(7,936)	(6,545)
Servicing rights capitalized upon sale of mortgage loans	(154)	—
(Increase) in value of bank-owned life insurance	(753)	(622)
Realized loss (gain) on sale of premises and equipment	—	(476)
Realized loss (gain) on derivative instruments	(505)	421
Realized loss (gain) on sale of foreclosed assets	60	(1)
Change in fair value of mortgage servicing rights	1,364	—
Realized loss (gain) on servicing rights	—	(149)
Net change in:
Accrued interest receivable	(1,527)	(769)
Other assets	(649)	127
Accrued expenses and other liabilities	1,241	(8,129)
Net cash provided (used) by operating activities	51,190	19,441
Investing Activities
Proceeds from sales of trading investment securities	6,233	8,684
Purchases of trading investment securities	(4,257)	(11,220)
Proceeds from sales or calls of investment securities available-for-sale	19,800	—
Proceeds from maturities of investment securities available-for-sale	63,536	35,011
Proceeds from calls of investment securities held-to-maturity	346	611
Proceeds from maturities and paydowns of investment securities held-to-maturity	15,314	16,180
Proceeds from sale of non-mortgage loans held for sale	62,491	—
Net (increase) decrease in loans	(154,466)	(275,760)
Net (increase) decrease in FHLB stock	636	2,809
Purchases of BOLI	(2,211)	(1,935)
Proceeds from sale of premises and equipment	—	2,799
Purchases of premises and equipment	(7,651)	(7,331)
Proceeds from sales of foreclosed assets	824	37
Net cash provided (used) by investing activities	595	(230,115)
Financing Activities
Net increase (decrease) in deposits	34,243	227,939
Net increase (decrease) in short-term borrowings with maturities of three months or less	(38,960)	(69,470)
Cash dividends paid on common stock	(15,746)	(11,481)
Repurchase of common stock	(518)	(232)
Net cash provided (used) by financing activities	(20,981)	146,756
Net change in cash and cash equivalents	30,804	(63,918)
Cash and cash equivalents at beginning of period	61,239	129,893
Cash and cash equivalents at end of period	$92,043	$65,975

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
	2025	2024
Supplemental Cash Flow Disclosures
Interest paid	$83,247	$84,700
Income taxes paid	2,212	260
Cash dividends declared, not paid	5,338	3,963
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(1,351)	(5)
Premises and equipment transferred to other assets	—	2,086
Right-of-use assets obtained in exchange for new operating lease liabilities, net	19,816	5,244
Change in fair value hedges presented within residential real estate loans and other assets	—	98
Loans transferred to non-mortgage loans held for sale	62,491	—

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation (“the Company”) as of  September 30, 2025 and December 31, 2024, the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2025, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2025.

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

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $1.4 million and $3.3 million as of September 30, 2025 and  December 31, 2024, respectively. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$448	$—	$(2)	$—	$446
Mortgage backed securities
Residential agency	548,245	765	(69,173)	—	479,837
Commercial	1,329	—	(50)	—	1,279
Asset backed securities	16	—	—	—	16
Corporate bonds	53,183	—	(3,747)	—	49,436
Total available-for-sale investment securities	603,221	765	(72,972)	—	531,014
Held-to-maturity
Obligations of state and political agencies	113,485	—	(7,219)	75	106,266
Mortgage backed securities
Residential agency	145,866	—	(21,535)	51	124,331
Total held-to-maturity investment securities	259,351	—	(28,754)	126	230,597
Total investment securities	$862,572	$765	$(101,726)	$126	$761,611

	December 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$30,691	$18	$(2)	—	$30,707
Mortgage backed securities
Residential agency	596,510	1	(92,805)	—	503,706
Commercial	1,350	—	(99)	—	1,251
Asset backed securities	19	—	—	—	19
Corporate bonds	57,986	—	(5,616)	—	52,370
Total available-for-sale investment securities	686,556	19	(98,522)	—	588,053
Held-to-maturity
Obligations of state and political agencies	119,623	—	(11,638)	77	107,985
Mortgage backed securities
Residential agency	156,093	—	(27,092)	54	129,001
Total held-to-maturity investment securities	275,716	—	(38,730)	131	236,986
Total investment securities	$962,272	$19	$(137,252)	$131	$825,039

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2025 represented a credit loss impairment. As of both September 30, 2025 and December 31, 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both September 30, 2025 and December 31, 2024; however, all such bonds had an investment grade rating as of both September 30, 2025 and December 31, 2024. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. It is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $126 thousand and $131 thousand as of September 30, 2025 and December 31, 2024, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and nine months ended September 30, 2025.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of September 30, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.7 million and $0.9 million, respectively. As of December 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $1.3 million, respectively.

The Company had no sales of AFS investment securities for the three and nine months ended September 30, 2025 and 2024. The Company had calls of AFS investment securities with proceeds of $0.8 million and $19.8 million for the three and nine months ended September 30, 2025, respectively, and no calls of AFS investment securities for the three and nine months ended September 30, 2024.

The Company had no sales of HTM investment securities for the three and nine months ended September 30, 2025 and 2024.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		September 30, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$—	$—	$(2)	$446	$(2)	$446
Mortgage backed securities
Residential agency	123	—	54	(69,173)	479,783	(69,173)	479,837
Commercial	1	—	—	(50)	1,280	(50)	1,280
Asset backed securities	3	—	—	—	16	—	16
Corporate bonds	11	—	—	(3,747)	49,435	(3,747)	49,435
Total available-for-sale investment securities	140	$—	$54	$(72,972)	$530,960	$(72,972)	$531,014

		December 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$—	$—	$(2)	$327	$(2)	$327
Mortgage backed securities
Residential agency	124	(1,715)	116,800	(91,090)	386,864	(92,805)	503,664
Commercial	1	—	—	(99)	1,251	(99)	1,251
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(5,616)	52,370	(5,616)	52,370
Total available-for-sale investment securities	141	$(1,715)	$116,800	$(96,807)	$440,830	$(98,522)	$557,630

As of September 30, 2025 and December 31, 2024, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended September 30, 2025 and 2024.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of September 30, 2025, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$11,648	$11,504	$—	$—
Due after one year through five years	57,043	54,041	4,777	4,723
Due after five years through ten years	37,390	34,026	49,998	46,254
Due after 10 years	7,404	6,695	201	200
	113,485	106,266	54,976	51,177
Mortgage-backed securities
Residential agency	145,866	124,331	548,245	479,837
Total investment securities	$259,351	$230,597	$603,221	$531,014

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $368.7 million and $340.2 million were pledged as of September 30, 2025 and December 31, 2024, respectively, to secure public deposits and for other purposes required or permitted by law.

As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Federal Reserve	$8,631	$7,519
FHLB	13,020	13,656

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2025, the conversion ratio was 1.5549. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,766 Class A equivalents) that the Company owned as of September 30, 2025 and December 31, 2024, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$702,135	$666,727
Commercial real estate
Construction, land and development	349,768	294,677
Multifamily	374,761	363,123
Non-owner occupied	865,785	967,025
Owner occupied	435,320	371,418
Total commercial real estate	2,025,634	1,996,243
Agricultural
Land	65,900	61,299
Production	63,051	63,008
Total agricultural	128,951	124,307
Total commercial	2,856,720	2,787,277
Consumer
Residential real estate
First lien	894,402	921,019
Construction	34,124	33,547
HELOC	234,681	162,509
Junior lien	40,434	44,060
Total residential real estate	1,203,641	1,161,135
Other consumer	41,714	44,122
Total consumer	1,245,355	1,205,257
Total loans	$4,102,075	$3,992,534

Total loans included net deferred loan fees and costs of $0.4 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively. Unearned discounts associated with bank acquisitions totaled $47.3 million and $70.6 million as of September 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $18.3 million at September 30, 2025 and $16.4 million at December 31, 2024.

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

Loans with a carrying value of $2.6 billion as of September 30, 2025 and $2.9 billion as of December 31, 2024, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,326	$3,270	$(606)	$2,415	$13,405
Commercial real estate
Construction, land and development	18,529	(1,272)	—	—	17,257
Multifamily	4,876	(539)	—	—	4,337
Non-owner occupied	12,919	(2,796)	—	—	10,123
Owner occupied	3,818	(537)	—	10	3,291
Total commercial real estate	40,142	(5,144)	—	10	35,008
Agricultural
Land	615	384	—	—	999
Production	623	65	—	—	688
Total agricultural	1,238	449	—	—	1,687
Total commercial	49,706	(1,425)	(606)	2,425	50,100
Consumer
Residential real estate
First lien	7,059	2,235	—	—	9,294
Construction	416	(144)	—	—	272
HELOC	1,358	395	(100)	26	1,679
Junior lien	376	63	—	—	439
Total residential real estate	9,209	2,549	(100)	26	11,684
Other consumer	363	12	(34)	2	343
Total consumer	9,572	2,561	(134)	28	12,027
Total	$59,278	$1,136	$(740)	$2,453	$62,127

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.1) million related to off-balance sheet credit exposure and ($2) thousand related to HTM investment securities.

	Nine months ended September 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,170	$3,276	$(854)	$2,813	$13,405
Commercial real estate
Construction, land and development	16,277	980	—	—	17,257
Multifamily	4,716	(379)	—	—	4,337
Non-owner occupied	16,513	(2,989)	(3,401)	—	10,123
Owner occupied	3,226	37	(4)	32	3,291
Total commercial real estate	40,732	(2,351)	(3,405)	32	35,008
Agricultural
Land	597	402	—	—	999
Production	631	429	(384)	12	688
Total agricultural	1,228	831	(384)	12	1,687
Total commercial	50,130	1,756	(4,643)	2,857	50,100
Consumer
Residential real estate
First lien	6,921	2,427	(54)	—	9,294
Construction	357	(85)	—	—	272
HELOC	1,339	674	(360)	26	1,679
Junior lien	742	(3)	(300)	—	439
Total residential real estate	9,359	3,013	(714)	26	11,684
Other consumer	440	(112)	(112)	127	343
Total consumer	9,799	2,901	(826)	153	12,027
Total	$59,929	$4,657	$(5,469)	$3,010	$62,127

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($3.9) million related to off-balance sheet credit exposure, ($6) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Three months ended September 30, 2024
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$6,234	$660	$(246)	$153	$6,801
Commercial real estate
Construction, land and development	10,820	(447)	—	—	10,373
Multifamily	2,430	161	—	—	2,591
Non-owner occupied	8,772	(260)	—	—	8,512
Owner occupied	2,280	233	(98)	14	2,429
Total commercial real estate	24,302	(313)	(98)	14	23,905
Agricultural
Land	259	(2)	—	20	277
Production	185	(3)	—	—	182
Total agricultural	444	(5)	—	20	459
Total commercial	30,980	342	(344)	187	31,165
Consumer
Residential real estate
First lien	5,366	74	—	—	5,440
Construction	458	(355)	—	—	103
HELOC	886	68	—	—	954
Junior lien	314	807	—	—	1,121
Total residential real estate	7,024	594	—	—	7,618
Other consumer	328	190	(161)	2	359
Total consumer	7,352	784	(161)	2	7,977
Total	$38,332	$1,126	$(505)	$189	$39,142

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($549) thousand related to off-balance sheet credit exposure and ($14) thousand related to HTM investment securities.

	Nine months ended September 30, 2024
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$(159)	$(3,140)	$395	$6,801
Commercial real estate
Construction, land and development	6,135	4,238	—	—	10,373
Multifamily	1,776	815	—	—	2,591
Non-owner occupied	7,726	786	—	—	8,512
Owner occupied	2,449	73	(127)	34	2,429
Total commercial real estate	18,086	5,912	(127)	34	23,905
Agricultural
Land	96	161	—	20	277
Production	84	98	—	—	182
Total agricultural	180	259	—	20	459
Total commercial	27,971	6,012	(3,267)	449	31,165
Consumer
Residential real estate
First lien	6,087	(647)	—	—	5,440
Construction	485	(382)	—	—	103
HELOC	835	119	—	—	954
Junior lien	264	786	(3)	74	1,121
Total residential real estate	7,671	(124)	(3)	74	7,618
Other consumer	201	307	(174)	25	359
Total consumer	7,872	183	(177)	99	7,977
Total	$35,843	$6,195	$(3,444)	$548	$39,142

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($31) thousand related to off-balance sheet credit exposure and ($76) thousand related to HTM investment securities.

The ACL on loans at September 30, 2025 was $62.1 million, an increase of $2.2 million, or 3.7%, from December 31, 2024. The increase was primarily due to an increase in nonperforming loans, loan growth and economic conditions.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of September 30, 2025.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2025 and December 31, 2024:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$159,909	$161,291	$84,573	$47,395	$23,382	$51,156	$134,079	$661,785
Special mention	324	10	26	—	651	44	—	1,055
Substandard	36	1,255	2,946	3,236	195	6,786	12,676	27,130
Doubtful	1,218	8,772	1,763	298	114	—	—	12,165
Subtotal	$161,487	$171,328	$89,308	$50,929	$24,342	$57,986	$146,755	$702,135
Gross charge-offs for the period ended	$—	$407	$152	$—	$5	$290	$—	$854
CRE − Construction, land and development
Pass	$13,807	$157,432	$110,795	$21,082	$658	$1,117	$5,654	$310,545
Special mention	—	—	—	176	—	—	—	176
Substandard	—	10,204	—	28,378	—	165	300	39,047
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$13,807	$167,636	$110,795	$49,636	$658	$1,282	$5,954	$349,768
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$5,158	$26,181	$82,828	$112,681	$32,774	$62,160	$—	$321,782
Special mention	—	—	—	23,247	826	1,030	—	25,103
Substandard	—	5,754	3,973	—	—	18,149	—	27,876
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5,158	$31,935	$86,801	$135,928	$33,600	$81,339	$—	$374,761
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$52,409	$184,088	$151,333	$196,223	$88,658	$173,692	$1,971	$848,374
Special mention	—	—	—	—	—	1,053	—	1,053
Substandard	—	—	5,390	—	2,754	8,214	—	16,358
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$52,409	$184,088	$156,723	$196,223	$91,412	$182,959	$1,971	$865,785
Gross charge-offs for the period ended	$—	$—	$—	$632	$775	$1,994	$—	$3,401
CRE − Owner occupied
Pass	$36,260	$87,147	$56,121	$62,381	$40,876	$133,091	$1,283	$417,159
Special mention	1,691	450	—	—	—	1,456	308	3,905
Substandard	—	—	1,476	2,907	2,358	7,515	—	14,256
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$37,951	$87,597	$57,597	$65,288	$43,234	$142,062	$1,591	$435,320
Gross charge-offs for the period ended	$—	$—	$4	$—	$—	$—	$—	$4
Agricultural − Land
Pass	$7,878	$8,857	$8,482	$12,545	$5,214	$12,738	$1,902	$57,616
Special mention	241	—	—	3,372	—	—	—	3,613
Substandard	—	—	303	3,611	—	757	—	4,671
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,119	$8,857	$8,785	$19,528	$5,214	$13,495	$1,902	$65,900
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$6,393	$7,240	$5,206	$3,816	$456	$811	$35,233	$59,155
Special mention	—	74	133	—	—	538	224	969
Substandard	—	22	546	1,237	28	—	1,094	2,927
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,393	$7,336	$5,885	$5,053	$484	$1,349	$36,551	$63,051
Gross charge-offs for the period ended	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$44,627	$43,359	$129,319	$213,455	$238,409	$222,546	$—	$891,715
Nonperforming	—	—	512	—	652	1,523	—	2,687
Subtotal	$44,627	$43,359	$129,831	$213,455	$239,061	$224,069	$—	$894,402
Gross charge-offs for the period ended	$—	$—	$—	$—	$7	$47	$—	$54
Residential real estate − Construction
Performing	$14,166	$12,335	$—	$—	$1,036	$—	$1,907	$29,444
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$14,166	$12,335	$—	$4,680	$1,036	$—	$1,907	$34,124
Gross charge-offs for the period ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$543	$2,359	$4,230	$5,749	$967	$5,194	$214,426	$233,468
Nonperforming	—	—	25	1,152	—	36	—	1,213
Subtotal	$543	$2,359	$4,255	$6,901	$967	$5,230	$214,426	$234,681
Gross charge-offs for the period ended	$—	$100	$10	$250	$—	$—	$—	$360
Residential real estate − Junior lien
Performing	$4,045	$5,990	$10,267	$7,752	$4,464	$5,476	$50	$38,044
Nonperforming	—	1,775	—	—	—	615	—	2,390
Subtotal	$4,045	$7,765	$10,267	$7,752	$4,464	$6,091	$50	$40,434
Gross charge-offs for the period ended	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$4,668	$3,212	$3,071	$3,456	$228	$4,071	$22,951	$41,657
Nonperforming	—	4	—	—	—	53	—	57
Subtotal	$4,668	$3,216	$3,071	$3,456	$228	$4,124	$22,951	$41,714
Gross charge-offs for the period ended	$—	$9	$31	$22	$—	$50	$—	$112
Total loans	$353,373	$727,811	$663,318	$758,829	$444,700	$719,986	$434,058	$4,102,075
Gross charge-offs for the period ended	$—	$516	$197	$1,588	$787	$2,381	$—	$5,469

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$209,001	$141,028	$61,254	$34,645	$38,342	$36,136	$111,194	$631,600
Special mention	1,367	495	3,286	2,239	5,575	1	1,651	14,614
Substandard	—	12,663	220	780	3,154	2,447	1,198	20,462
Doubtful	—	—	—	—	—	51	—	51
Subtotal	$210,368	$154,186	$64,760	$37,664	$47,071	$38,635	$114,043	$666,727
Gross charge-offs for the year ended	$—	$218	$2	$397	$2,768	$342	$—	$3,727
CRE − Construction, land and development
Pass	$97,244	$112,845	$40,890	$1,560	$517	$1,187	$2,801	$257,044
Special mention	—	—	172	—	—	—	—	172
Substandard	5,406	—	31,585	—	—	170	300	37,461
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,650	$112,845	$72,647	$1,560	$517	$1,357	$3,101	$294,677
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$35,112	$62,982	$138,698	$33,782	$33,157	$32,204	$—	$335,935
Special mention	—	—	7,644	272	1,241	—	—	9,157
Substandard	—	—	—	—	17,732	299	—	18,031
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$35,112	$62,982	$146,342	$34,054	$52,130	$32,503	$—	$363,123
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$189,068	$149,368	$223,349	$98,309	$71,432	$188,617	$1,709	$921,852
Special mention	—	—	1,694	8,603	—	4,148	4,195	18,640
Substandard	—	—	—	7,767	6,347	12,419	—	26,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$189,068	$149,368	$225,043	$114,679	$77,779	$205,184	$5,904	$967,025
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$63,721	$41,918	$60,788	$44,957	$38,941	$91,804	$1,652	$343,781
Special mention	451	—	—	937	2,981	2,735	—	7,104
Substandard	—	311	3,023	2,694	—	13,538	967	20,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$64,172	$42,229	$63,811	$48,588	$41,922	$108,077	$2,619	$371,418
Gross charge-offs for the year ended	$—	$12	$97	$—	$—	$128	$—	$237
Agricultural − Land
Pass	$10,496	$8,864	$14,369	$5,840	$5,103	$8,473	$120	$53,265
Special mention	69	1,612	3,275	—	—	—	—	4,956
Substandard	—	303	2,166	—	609	—	—	3,078
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,565	$10,779	$19,810	$5,840	$5,712	$8,473	$120	$61,299
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$10,445	$6,440	$4,356	$724	$1,121	$582	$34,527	$58,195
Special mention	130	704	—	—	420	—	1,518	2,772
Substandard	—	—	1,987	—	—	54	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,575	$7,144	$6,343	$724	$1,541	$636	$36,045	$63,008
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$26	$—	$26
Residential real estate − First lien
Performing	$49,414	$144,460	$226,993	$251,006	$127,200	$118,958	$—	$918,031
Nonperforming	—	576	—	744	12	1,656	—	2,988
Subtotal	$49,414	$145,036	$226,993	$251,750	$127,212	$120,614	$—	$921,019
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$19,229	$6,449	$1,900	$1,289	$—	$—	$—	$28,867
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$19,229	$6,449	$6,580	$1,289	$—	$—	$—	$33,547
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$3,290	$5,558	$6,217	$1,622	$939	$2,717	$140,707	$161,050
Nonperforming	—	35	—	—	—	74	1,350	1,459
Subtotal	$3,290	$5,593	$6,217	$1,622	$939	$2,791	$142,057	$162,509
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$19	$—	$19
Residential real estate − Junior lien
Performing	$7,762	$11,557	$9,553	$4,990	$2,760	$4,178	$50	$40,850
Nonperforming	1,775	—	300	108	—	1,027	—	3,210
Subtotal	$9,537	$11,557	$9,853	$5,098	$2,760	$5,205	$50	$44,060
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$638	$—	$638
Other consumer
Performing	$9,618	$4,695	$4,853	$502	$2,541	$4,069	$17,505	$43,783
Nonperforming	—	11	272	—	7	49	—	339
Subtotal	$9,618	$4,706	$5,125	$502	$2,548	$4,118	$17,505	$44,122
Gross charge-offs for the year ended	$—	$8	$3	$150	$4	$21	$—	$186
Total loans	$713,598	$712,874	$853,524	$503,370	$360,131	$527,593	$321,444	$3,992,534
Gross charge-offs for the year ended	$—	$238	$102	$547	$2,772	$1,174	$—	$4,833

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$689,204	$741	$—	$—	$12,190	$702,135
Commercial real estate
Construction, land and development	318,453	—	—	—	31,315	349,768
Multifamily	370,027	—	3,973	—	761	374,761
Non-owner occupied	864,092	—	—	—	1,693	865,785
Owner occupied	433,336	567	—	—	1,417	435,320
Total commercial real estate	1,985,908	567	3,973	—	35,186	2,025,634
Agricultural
Land	65,198	—	—	—	702	65,900
Production	62,184	329	—	—	538	63,051
Total agricultural	127,382	329	—	—	1,240	128,951
Total commercial	2,802,494	1,637	3,973	—	48,616	2,856,720
Consumer
Residential real estate
First lien	890,793	797	125	—	2,687	894,402
Construction	29,444	—	—	—	4,680	34,124
HELOC	233,127	320	21	—	1,213	234,681
Junior lien	37,947	96	—	—	2,391	40,434
Total residential real estate	1,191,311	1,213	146	—	10,971	1,203,641
Other consumer	41,270	33	354	—	57	41,714
Total consumer	1,232,581	1,246	500	—	11,028	1,245,355
Total	$4,035,075	$2,883	$4,473	$—	$59,644	$4,102,075

	December 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$654,073	$903	$133	$8,400	$3,218	$666,727
Commercial real estate
Construction, land and development	264,633	—	—	—	30,044	294,677
Multifamily	363,123	—	—	—	—	363,123
Non-owner occupied	961,808	—	—	—	5,217	967,025
Owner occupied	369,176	225	—	—	2,017	371,418
Total commercial real estate	1,958,740	225	—	—	37,278	1,996,243
Agricultural
Land	60,690	—	—	—	609	61,299
Production	62,269	87	—	—	652	63,008
Total agricultural	122,959	87	—	—	1,261	124,307
Total commercial	2,735,772	1,215	133	8,400	41,757	2,787,277
Consumer
Residential real estate
First lien	915,167	2,104	707	53	2,988	921,019
Construction	28,867	—	—	—	4,680	33,547
HELOC	160,430	169	450	—	1,460	162,509
Junior lien	40,454	396	—	—	3,210	44,060
Total residential real estate	1,144,918	2,669	1,157	53	12,338	1,161,135
Other consumer	43,651	103	30	—	338	44,122
Total consumer	1,188,569	2,772	1,187	53	12,676	1,205,257
Total	$3,924,341	$3,987	$1,320	$8,453	$54,433	$3,992,534

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$—	$12,190	$—
Commercial real estate
Construction, land and development	24,576	31,315	—
Multifamily	761	761	—
Non-owner occupied	1,693	1,693	—
Owner occupied	1,287	1,417	—
Total commercial real estate	28,317	35,186	—
Agricultural
Land	702	702	—
Production	538	538	—
Total agricultural	1,240	1,240	—
Total commercial	29,557	48,616	—
Consumer
Residential real estate
First lien	2,575	2,687	—
Construction	4,680	4,680	—
HELOC	1,100	1,213	—
Junior lien	2,305	2,391	—
Total residential real estate	10,660	10,971	—
Other consumer	—	57	—
Total consumer	10,660	11,028	—
Total	$40,217	$59,644	$—

	December 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,952	$3,218	$8,400
Commercial real estate
Construction, land and development	24,638	30,044	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,706	2,017	—
Total commercial real estate	31,561	37,278	—
Agricultural
Land	609	609	—
Production	652	652	—
Total agricultural	1,261	1,261	—
Total commercial	35,774	41,757	8,400
Consumer
Residential real estate
First lien	2,614	2,988	53
Construction	4,680	4,680	—
HELOC	—	1,460	—
Junior lien	2,696	3,210	—
Total residential real estate	9,990	12,338	53
Other consumer	—	338	—
Total consumer	9,990	12,676	53
Total	$45,764	$54,433	$8,453

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended September 30, 2025 and 2024, is estimated to have been $1.5 million and $1.9 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended September 30, 2025 or 2024. At September 30, 2025 and December 31, 2024, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $18.3 million and $16.4 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate
Construction, land and development	31,315	—	—	31,315	4,984
Multifamily	761	—	—	761	—
Non-owner occupied	1,693	—	—	1,693	—
Owner occupied	1,341	—	—	1,341	4
Total commercial real estate	35,110	—	—	35,110	4,988
Agricultural
Land	702	—	—	702	—
Production	538	—	—	538	—
Total agricultural	1,240	—	—	1,240	—
Total commercial	36,350	—	—	36,350	4,988
Consumer
Residential real estate
First lien	2,585	—	—	2,585	3
Construction	4,680	—	—	4,680	—
HELOC	1,100	—	—	1,100	—
Junior lien	2,305	—	—	2,305	—
Total residential real estate	10,670	—	—	10,670	3
Other consumer	—	—	—	—	—
Total consumer	10,670	—	—	10,670	3
Total	$47,020	$—	$—	$47,020	$4,991

	As of December 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$275	$—	$3,160	$4
Commercial real estate
Construction, land and development	30,044	—	—	30,044	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	37,197	—	—	37,197	4,993
Agricultural
Land	609	—	—	609	—
Production	—	652	—	652	—
Total agricultural	609	652	—	1,261	—
Total commercial	40,691	927	—	41,618	4,997
Consumer
Residential real estate
First lien	2,514	—	—	2,514	7
Construction	4,680	—	—	4,680	—
HELOC	1,366	—	—	1,366	252
Junior lien	3,105	—	—	3,105	330
Total residential real estate	11,665	—	—	11,665	589
Other consumer	—	—	289	289	50
Total consumer	11,665	—	289	11,954	639
Total	$52,356	$927	$289	$53,572	$5,636

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

In cases where a borrower experiences financial difficulty, the Company may make certain concessions for which the terms of the loan are modified. Loans experiencing financial difficulty can include modifications allowing an interest rate reduction below current market rates, a forgiveness of principal balance, an extension of the loan term, an other than significant payment delay, or some combination of these or similar types of modifications. During the three months ended September 30, 2025, the Company did not provide any modifications to loans under these circumstances that were experiencing financial difficulty.

The following table presents the amortized cost basis of loans as of September 30, 2025, by type of modification, that were experiencing financial difficulty during the nine months ended September 30, 2025. There were no loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of September 30, 2025, is also presented below.

Nine months ended September 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,463	$—	$—	2.2%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three and nine months ended September 30, 2025 and 2024, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Land (1)	$7,155	$7,155
Buildings and improvements (1)	40,715	36,961
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	42,253	38,540
	92,780	85,313
Less accumulated depreciation	(48,683)	(45,533)
Total	$44,097	$39,780

(1)	Excludes assets held for sale.

Depreciation expense was $1.1 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $3.3 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At  September 30, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets held for sale by the Company at  September 30, 2025 were $0.4 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of September 30, 2025.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(21,797)	$5,707	$41,423	$(33,736)	$7,687
Core deposit intangible assets	41,092	(11,046)	30,046	41,092	(4,897)	36,195
Total intangible assets	$68,596	$(32,843)	$35,753	$82,515	$(38,633)	$43,882

Amortization of total intangible assets was $2.7 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of total intangible assets was $8.1 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $679.1 million and $728.5 million as of September 30, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2024.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three and nine months ended September 30, 2025:

	Three months ended	Nine months ended
	September 30,	September 30,
(dollars in thousands)	2025	2025
Balance at beginning of period	$7,184	$7,918
Additions from loans sold with servicing rights retained	53	154
Change in fair value	(529)	(1,364)
Balance at end of period	$6,708	$6,708

The following table summarizes the Company’s activity related to servicing rights for the three and nine months ended September 30, 2024:

	Three months ended	Nine months ended
	September 30,	September 30,
(dollars in thousands)	2024	2024
Servicing Assets:
Balance at beginning of period	$1,963	$2,052
Additions, net of valuation reserve (1)	225	358
Amortization (2)	(105)	(327)
Balance at end of period	2,083	2,083
Less valuation reserve (3)	(209)	(209)
Balance at end of period, net of valuation reserve	$1,874	$1,874
Fair value, beginning of period	$2,082	$2,062
Fair value, end of period	$1,874	$1,874

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2025 and December 31, 2024. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2025	2024
Fair value of servicing rights	$6,708	$7,918
Weighted-average remaining term, years	21.6	22.0
Prepayment speeds	13.4%	9.9%
Discount rate	10.3%	10.5%

NOTE 8 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real property for offices and office equipment rentals with terms extending through 2045. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of September 30, 2025 and December 31, 2024:

		September 30,	December 31,
(dollars in thousands)		2025	2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$30,154	$13,438
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$36,918	$18,991

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

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term, years
Operating leases	17.0	12.6
Weighted-average discount rate
Operating leases	5.0%	4.5%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Lease costs
Operating lease cost	$621	$500	$1,861	$1,404
Variable lease cost	132	269	258	741
Short-term lease cost	146	54	605	158
Finance lease cost
Interest on lease liabilities	—	—	—	—
Amortization of right-of-use assets	—	—	—	—
Sublease income	(43)	(47)	(164)	(146)
Net lease cost	$856	$776	$2,560	$2,157
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$719	$549	$1,916	$1,469
Right-of-use assets obtained in exchange for new operating lease liabilities	19,750	5,136	19,816	5,244

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2025 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
September 30, 2026	$3,420
September 30, 2027	3,262
September 30, 2028	3,032
September 30, 2029	2,993
September 30, 2030	3,031
Thereafter	42,737
Total future minimum lease payments	$58,475
Amounts representing interest	(21,557)
Total operating lease liabilities	$36,918

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing	$776,791	$903,466
Interest-bearing
Interest-bearing demand	1,256,687	1,220,173
Savings accounts	174,113	165,882
Money market savings	1,460,006	1,381,924
Time deposits	745,056	706,965
Total interest-bearing	3,635,862	3,474,944
Total deposits	$4,412,653	$4,378,410

Certificates of deposit in excess of $250,000 totaled $347.2 million and $248.1 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Fed funds purchased	$—	$38,960
FHLB short-term advances	200,000	200,000
Total	$200,000	$238,960

NOTE 11 Long‑Term Debt

Long‑term debt as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,662	Three-month CME SOFR + 0.26% + 3.10%	7.36%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,492	Three-month CME SOFR + 0.26% + 1.80%	6.10%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,154

	December 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000.00	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,628	Three-month CME SOFR + 0.26% + 3.10%	7.69%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,441	Three-month CME SOFR + 0.26% + 1.80%	6.42%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,069

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of September 30, 2025 and December 31, 2024, respectively, was as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,007,983	$1,090,114
Standby letters of credit	19,418	30,033
Total	$1,027,400	$1,120,147

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  September 30, 2025 and December 31, 2024, the ACL on unfunded commitments was $3.7 million and $7.5 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, the provision (recovery) for credit losses on unfunded commitments was ($3.9) million and ($31) thousand, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had letters of credit outstanding with the FHLB in the amount of $8.6 million as of September 30, 2025 and $12.0 million as of  December 31, 2024. With the Bank of North Dakota, the Company had no letters of credit outstanding as of  September 30, 2025 and had letters of credit outstanding in the amount of $50.0 million as of  December 31, 2024. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $540.3 million and $524.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; whether the Company has insurance coverage; and whether the proceeding involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability will be incurred, or to estimate the ultimate or minimum amount of that liability, until the matter is close to resolution, in which case a reserve will not be recognized until that time. As a result, the Company  may be unable to estimate reasonably possible losses with respect to litigation matters it faces.

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

The Company believes a material loss contingency related to the DOL complaint is reasonably possible, but not probable, based on currently-available information. However, the Company is unable to estimate the ultimate or minimum loss or range of losses, if any, at this time due to a number of uncertainties, including, but not limited to: (1) the current early stages of the proceedings and discovery not having commenced, (2) the absence of specificity as to alleged damages, and (3) the lack of resolution of significant factual and legal issues.

The Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed as of September 30, 2025 and December 31, 2024, respectively.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2025, 562,540 shares of common stock were still available for issuance under the plan.

The compensation expense relating to awards under these plans was $780 thousand and $488 thousand for the three months ended September 30, 2025 and 2024, respectively. The compensation expense relating to awards under these plans was $2.0 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the activity in the stock plans for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025		2024
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	289,549	$21.94	231,657	$22.96
Granted	123,055	20.16	108,561	20.93
Vested	(64,014)	22.44	(55,429)	23.87
Forfeited or cancelled	(33,074)	25.80	—	—
Outstanding at end of period	315,516	$20.74	284,789	$22.00

As of September 30, 2025, there was $3.6 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,625	21.0%	$1,427	21.0%
Tax effect of:
Tax exempt income	(584)	(2.7)%	(308)	(4.5)%
State income taxes, net of federal benefits	1,071	4.9%	332	4.9%
Nondeductible items and other	(11)	-%	139	2.0%
Applicable income taxes	$5,101	23.2%	$1,590	23.4%

	Nine months ended September 30,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$13,848	21.0%	$4,925	21.0%
Tax effect of:
Tax exempt income	(1,539)	(2.3)%	(776)	(3.3)%
State income taxes, net of federal benefits	3,256	4.9%	1,143	4.9%
Nondeductible items and other	(114)	(0.2)%	312	1.3%
Applicable income taxes	$15,451	23.4%	$5,604	23.9%

It is the opinion of management that, as of September 30, 2025, the Company had no significant uncertain tax positions that would be subject to change upon examination.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law by the President of the United States. The OBBB Act did not have a material impact on the Company's estimated annual effective tax rate in 2025.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$22,906	$6,511	$17,906	$3,968

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$455	$(513)	$432	$(352)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Nine months ended September 30,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,369	$(1,538)	$1,296	$(1,103)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The Company’s reportable segments include the following:

●

Banking: Offers a complete line of loan, deposit, cash management, and treasury services through 28 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 15 banking offices acquired in the HMN Financial, Inc. (“HMNF”) transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended September 30, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$43,788	$—	$—	$(652)	$43,136
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	6,216	16,496	6,560	158	29,430
Noninterest expense
Compensation	12,562	7,364	3,519	1,539	24,984
Employee taxes and benefits	3,001	1,899	561	633	6,094
Business services, software and technology expense	2,909	1,852	1,379	145	6,285
Merger and acquisition expense	—	—	—	(43)	(43)
Other noninterest expense	10,225	2,279	424	293	13,221
Total noninterest expense	28,697	13,394	5,883	2,567	50,541
Net income (loss) before taxes	$21,307	$3,102	$677	$(3,061)	$22,025
Total assets	$5,236,412	$30,941	$5,777	$57,443	$5,330,573

	As of and for the nine months ended September 30, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$129,279	$—	$—	$(1,954)	$127,325
Provision for credit losses	863	—	—	—	863
Noninterest income (loss)	19,298	48,625	20,827	74	88,824
Noninterest expense
Compensation	36,476	21,644	9,954	4,214	72,288
Employee taxes and benefits	10,170	6,225	2,023	2,072	20,490
Business services, software and technology expense	8,957	5,776	2,683	489	17,905
Merger and acquisition expense	—	—	—	254	254
Other noninterest expense	29,753	6,532	1,192	930	38,407
Total noninterest expense	85,356	40,177	15,852	7,959	149,344
Net income (loss) before taxes	$62,358	$8,448	$4,975	$(9,839)	$65,942
Total assets	$5,236,412	$30,941	$5,777	$57,443	$5,330,573

	As of and for the three months ended September 30, 2024
		Retirement and	Wealth	Corporate
(dollars in thousands)	Banking	Benefit Services	Management	Administration	Consolidated
Net interest income (loss)	$23,220	$—	$—	$(678)	$22,542
Provision for credit losses	1,661	—	—	—	1,661
Noninterest income	4,940	16,144	6,684	595	28,363
Noninterest expense
Compensation	9,972	7,209	2,349	1,528	21,058
Employee taxes and benefits	2,441	1,896	538	525	5,400
Business services, software and technology expense	2,219	1,825	703	132	4,879
Merger and acquisition expense	—	—	—	1,661	1,661
Other noninterest expense	5,637	3,224	249	339	9,449
Total noninterest expense	20,269	14,154	3,839	4,185	42,447
Net income (loss) before taxes	$6,230	$1,990	$2,845	$(4,268)	$6,797
Total assets	$4,009,535	$32,882	$5,288	$310,918	$4,358,623

	As of and for the nine months ended September 30, 2024
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$70,803	$—	$—	$(2,042)	$68,761
Provision for credit losses	6,150	—	—	—	6,150
Noninterest income	13,428	47,876	19,161	592	81,057
Noninterest expense
Compensation	28,016	21,005	7,445	4,189	60,655
Employee taxes and benefits	7,693	5,794	1,851	1,384	16,722
Business services, software and technology expense	7,033	5,512	1,881	397	14,823
Merger and acquisition expense	—	—	—	2,252	2,252
Other noninterest expense	15,113	9,454	320	879	25,766
Total noninterest expense	57,855	41,765	11,497	9,101	120,218
Net income (loss) before taxes	$20,226	$6,111	$7,664	$(10,551)	$23,450
Total assets	$4,009,535	$32,882	$5,288	$310,918	$4,358,623

NOTE 17 Earnings Per Share

The calculations of basic and diluted earnings per share using the two-class method for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Net income	$16,924	$5,207	$50,491	$17,846
Dividends and undistributed earnings allocated to participating securities	148	24	444	102
Net income available to common stockholders	$16,776	$5,183	$50,047	$17,744
Weighted-average common shares outstanding for basic earnings per share	25,395	19,788	25,374	19,768
Dilutive effect of stock-based awards	318	287	319	269
Weighted-average common shares outstanding for diluted earnings per share	25,713	20,075	25,693	20,037
Earnings per common share:
Basic earnings per common share	$0.66	$0.26	$1.97	$0.90
Diluted earnings per common share	$0.65	$0.26	$1.95	$0.89

There were no antidilutive shares for the three and nine months ended September 30, 2025 and 2024.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of September 30, 2025, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and nine months ended September 30, 2025. As of September 30, 2025, the maximum length of time over which forecasted transactions are hedged was 18 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2025 and December 31, 2024:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
September 30, 2025
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$200,000	$97
Cash flow hedges:
Interest rate swaps	—	—	200,000	55
Total derivatives designated as hedging instruments	$—	$—	$400,000	$152
Not designated as hedging instruments:
Interest rate swaps (3)	$238,867	$10,660	$655,867	$10,664
Interest rate lock commitments	36,252	425	—	—
Forward loan sales commitments	638	12	—	—
To-be-announced mortgage backed securities	—	—	47,500	9
Total asset derivatives not designated as hedging instruments	$275,757	$11,097	$703,367	$10,673
December 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$149	$—	$—
Cash flow hedges:
Interest rate swaps	200,000	477	200,000	21
Total derivatives designated as hedging instruments	$400,000	$626	$200,000	$21
Not designated as hedging instruments:
Interest rate swaps (3)	$347,575	$8,182	$364,575	$8,579
Interest rate lock commitments	14,647	153	—	—
Forward loan sales commitments	6,645	109	—	—
To-be-announced mortgage backed securities	39,000	35	—	—
Total asset derivatives not designated as hedging instruments	$407,867	$8,479	$364,575	$8,579

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$77	$—

For the three months ended September 30, 2024
Cash flow hedges:
Interest rate swaps	$(616)	$253

For the nine months ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$211	$721

For the nine months ended September 30, 2024
Cash flow hedges:
Interest rate swaps	$625	$785

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$63,875	$5,091	$2,506
Fair value hedges:
Interest rate swaps	—	150	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the three months ended September 30, 2024
Total amounts in the Consolidated Statements of Income	$42,593	$4,596	$6,706
Fair value hedges:
Interest rate swaps	46	653	—
Cash flow hedges:
Interest rate swaps	—	—	(253)

For the nine months ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$189,222	$16,108	$9,327
Fair value hedges:
Interest rate swaps	—	441	—
Cash flow hedges:
Interest rate swaps	—	—	721
For the nine months ended September 30, 2024
Total amounts in the Consolidated Statements of Income	$123,551	$14,008	$19,748
Fair value hedges:
Interest rate swaps	367	1,954	—
Cash flow hedges:
Interest rate swaps	—	—	(785)

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
Mortgage-backed securities
Residential agency (1)	$200,000	$200,100	$100
Total	$200,000	$200,100	$100

(1)

Includes amounts related to residential agency mortgage-backed securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $273.9 million.

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and nine months ended September 30, 2025 and 2024 was as follows:

(dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2025	2024	2025	2024
Interest rate swaps	Other noninterest income	$—	$—	$—	$21
Interest rate swaps	Mortgage banking	14	—	392	—
Interest rate lock commitments	Mortgage banking	(247)	(111)	350	100
Forward loan sales commitments	Mortgage banking	100	(116)	(97)	54
To-be-announced mortgage backed securities	Mortgage banking	(223)	(315)	(563)	(189)
Total gain (loss) from derivatives not designated as hedging instruments		$(356)	$(542)	$82	$(14)

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at September 30, 2025. The amount of collateral posted with third parties was $3.9 million at December 31, 2024. The amount of collateral posted with third parties was deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of September 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $10.8 million and $8.6 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $0.0 million and $3.9 million, respectively. If the Company had breached any of these provisions at September 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $10.8 million and $8.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
September 30, 2025
Derivative assets:
Interest rate swaps − Company (1)	$—	$—	$—	$115	$115
Interest rate swaps − dealer bank (1)	3,056	—	3,056	(4,585)	(1,529)
Interest rate swaps − customer (2)	7,604	—	7,604	—	7,604
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$10,660	$—	$10,660	$(4,470)	$6,190
Derivative liabilities:
Interest rate swaps − Company (1)	$152	$—	$152	$—	$152
Interest rate swaps − dealer bank (1)	7,607	—	7,607	—	7,607
Interest rate swaps − customer (2)	3,057	—	3,057	—	3,057
To-be-announced mortgage backed securities	9	—	9	—	9
Total	$10,825	$—	$10,825	$—	$10,825

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at September 30, 2025 and December 31, 2024, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024:

	September 30, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$487,811	10.84%	$202,452	4.50%	N/A	N/A
Bank	488,376	11.00%	199,868	4.50%	288,698	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	496,966	11.05%	269,936	6.00%	N/A	N/A
Bank	488,376	11.00%	266,490	6.00%	355,321	8.00%
Total capital to risk weighted assets
Consolidated (1)	603,322	13.41%	359,915	8.00%	N/A	N/A
Bank	544,023	12.25%	355,321	8.00%	444,151	10.00%
Tier 1 capital to average assets
Consolidated (1)	496,966	9.49%	209,439	4.00%	N/A	N/A
Bank	488,376	9.31%	209,767	4.00%	262,208	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$443,833	9.91%	$201,441	4.50%	N/A	N/A
Bank	449,497	10.18%	198,743	4.50%	287,074	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	452,903	10.12%	268,588	6.00%	N/A	N/A
Bank	449,497	10.18%	264,991	6.00%	353,322	8.00%
Total capital to risk weighted assets
Consolidated (1)	559,002	12.49%	358,118	8.00%	N/A	N/A
Bank	504,857	11.43%	353,322	8.00%	441,652	10.00%
Tier 1 capital to average assets
Consolidated (1)	452,903	8.65%	209,532	4.00%	N/A	N/A
Bank	449,497	8.69%	206,832	4.00%	258,540	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2025, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2025 and December 31, 2024, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	September 30, 2025			September 30, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$7,440	$(1,868)	$5,572	$19,497	$(4,894)	$14,603
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	39	(10)	29	66	(16)	50
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	7,401	(1,858)	5,543	19,431	(4,878)	14,553
Cash Flow Hedges:
Change in fair value	77	(19)	58	(616)	706	90
Less: reclassified AOCI gain (loss) into interest expense (3)	—	—	—	253	(64)	189
Net change	77	(19)	58	(869)	770	(99)
Other Derivatives:
Change in fair value	(123)	31	(92)	(3,068)	219	(2,849)
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(123)	31	(92)	(3,068)	219	(2,849)
Other comprehensive income (loss)	$7,355	$(1,846)	$5,509	$15,494	$(3,889)	$11,605

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

	For the nine months ended
	September 30, 2025			September 30, 2024
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$26,294	$(6,600)	$19,694	$14,899	$(3,740)	$11,159
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	133	(33)	100	207	(52)	155
Less: reclassification adjustment for net realized losses (2)	—	—	—	—	—	—
Net change	26,161	(6,567)	19,594	14,692	(3,688)	11,004
Cash Flow Hedges:
Change in fair value	(532)	134	(398)	625	22	647
Less: reclassified AOCI gain (loss) into interest expense (3)	(22)	6	(16)	785	(197)	588
Net change	(510)	128	(382)	(160)	219	59
Other Derivatives:
Change in fair value	(246)	62	(184)	(872)	40	(832)
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—
Net change	(246)	62	(184)	(872)	40	(832)
Other comprehensive income (loss)	$25,405	$(6,377)	$19,028	$13,660	$(3,429)	$10,231

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

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended September 30, 2025
Balance at June 30, 2025	$(59,673)	$(113)	$(61)	$(59,847)
Other comprehensive income (loss) before reclassifications	5,572	58	(92)	5,538
Less: Amounts reclassified from AOCI	29	—	—	29
Other comprehensive income (loss)	5,543	58	(92)	5,509
Balance at September 30, 2025	$(54,130)	(55)	(153)	(54,338)

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$(76,707)	$(79)	$1,757	$(75,029)
Other comprehensive income (loss) before reclassifications	14,603	90	(2,849)	11,844
Less: Amounts reclassified from AOCI	50	189	—	239
Other comprehensive income (loss)	14,553	(99)	(2,849)	11,605
Balance at September 30, 2024	$(62,154)	(178)	(1,092)	(63,424)

For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	19,694	(398)	(184)	19,112
Less: Amounts reclassified from AOCI	100	(16)	—	84
Other comprehensive income (loss)	19,594	(382)	(184)	19,028
Balance at September 30, 2025	$(54,130)	(55)	(153)	(54,338)

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(73,158)	$(237)	$(260)	$(73,655)
Other comprehensive income (loss) before reclassifications	11,159	647	(832)	10,974
Less: Amounts reclassified from AOCI	155	588	—	743
Other comprehensive income (loss)	11,004	59	(832)	10,231
Balance at September 30, 2024	$(62,154)	$(178)	$(1,092)	$(63,424)

(1)	All amounts net of tax.

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

The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The Program may be suspended or terminated at any time and, even if fully implemented, the Program may not enhance long-term stockholder value. For the nine months ended September 30, 2025, the Company did not repurchase any shares under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,411	$—	$—	$1,411
Available-for-sale
U.S. treasury and government agencies	—	446	—	446
Mortgage backed securities
Residential agency	—	479,837	—	479,837
Commercial	—	1,279	—	1,279
Asset backed securities	—	16	—	16
Corporate bonds	—	49,436	—	49,436
Total available-for-sale investment securities	$—	$531,014	$—	$531,014
Servicing rights	$—	$—	$6,708	$6,708
Other assets
Derivatives	$—	$11,097	$—	$11,097
Other liabilities
Derivatives	$—	$10,825	$—	$10,825

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,309	$—	$—	$3,309
Available-for-sale
U.S. treasury and government agencies	—	30,707	—	30,707
Mortgage backed securities
Residential agency	—	503,706	—	503,706
Commercial	—	1,251	—	1,251
Asset backed securities	—	19	—	19
Corporate bonds	—	52,370	—	52,370
Total available-for-sale investment securities	$—	$588,053	$—	$588,053
Servicing rights	$—	$—	$7,918	$7,918
Other assets
Derivatives	$—	$9,105	$—	$9,105
Other liabilities
Derivatives	$—	$8,600	$—	$8,600

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

Servicing Rights

Servicing rights are measured based on valuation techniques using Level 3 inputs. The Company uses a discounted cash flow model that incorporates assumptions market participants would use in estimating the fair value of servicing rights, including, but not limited to, conditional prepayment rate utilizing the Public Securities Association (PSA) convention, servicing fee rate, ancillary fees, and cost to service.

Nonrecurring Basis

Certain assets are measured at estimated fair value on a nonrecurring basis. These assets are not measured at estimated fair value on an ongoing basis; however, they are subject to estimated fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The estimated fair value of certain assets on a nonrecurring basis as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	—	—	26,492	26,492
Foreclosed assets	—	—	467	467

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$34,088	$34,088

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

Collateral Dependent Loans

The estimated fair value of collateral dependent loans is based on fair value, less estimated cost to sell. Collateral dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers appraisal analysis as the starting point for determining fair value, and then considers other factors and events in the environment that may affect fair value. Values of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral dependent, and subsequently as deemed necessary by management. Values are reviewed for accuracy and consistency by management. The ultimate collateral values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Foreclosed Assets

Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2025 and December 31, 2024, were as follows:

			September 30, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	26,492	10 - 35%	34.7%
Foreclosed assets	Appraisal value	Property specific adjustment	467	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,708	121 - 656	223
		Discount rate		10.3%	10.3%

			December 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Individually evaluated	Appraisal value	Property specific adjustment	$34,088	10 - 35%	28.9%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,918	103 - 495	165
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments for which the ending balances, as of September 30, 2025 and December 31, 2024, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	September 30, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$92,043	$92,043	$—	$—	$92,043
Investment securities held-to-maturity	259,225	—	230,597	—	230,597
Loans, net	4,039,948	—	—	4,039,948	4,039,948
Accrued interest receivable	21,602	21,602	—	—	21,602
Bank-owned life insurance	38,997	—	38,997	—	38,997
Servicing rights	6,708	—	—	6,708	6,708
Financial Liabilities
Noninterest-bearing deposits	$776,791	$—	$776,791	$—	$776,791
Interest-bearing deposits	2,890,806	—	2,890,806	—	2,890,806
Time deposits	745,056	—	663,919	—	663,919
Short-term borrowings	200,000	200,000	—	—	200,000
Long-term debt	59,154	—	59,379	—	59,379
Accrued interest payable	10,020	10,020	—	—	10,020

	December 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Investment securities held-to-maturity	275,585	—	236,986	—	236,986
Loans, net	3,932,605	—	—	3,872,186	3,872,186
Accrued interest receivable	20,075	20,075	—	—	20,075
Bank-owned life insurance	36,033	—	36,033	—	36,033
Servicing rights	7,918	—	—	7,918	7,918
Financial Liabilities
Noninterest-bearing deposits	$903,466	$—	$903,466	$—	$903,466
Interest-bearing deposits	2,767,979	—	2,767,979	—	2,767,979
Time deposits	706,965	—	696,976	—	696,976
Short-term borrowings	238,960	238,960	—	—	238,960
Long-term debt	59,069	—	59,078	—	59,078
Accrued interest payable	11,343	11,343	—	—	11,343

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2025 and 2024. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

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

●

effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and other governmental agencies and executive orders, including tariffs, immigration, diversity, equity, and inclusion (DEI) and environmental, social, and governance (ESG) initiatives, consumer protection, foreign policy and tax regulations;

●	disruptions to the global supply chain, including as a result of domestic or foreign policies;

●	the Company’s ability to successfully manage credit risk, including in the CRE portfolio, and maintain an adequate level of allowance for credit losses;

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

●

the commencement, cost, and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject, including with respect to pending actions relating to the Company’s previous ESOP fiduciary services commenced by government and private parties;

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

●	increased competition in the financial services industry, including from non-banks such as credit unions, Fintech companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisitions of Metro Phoenix Bank and HMNF;

●	the extensive regulatory framework that applies to the Company;

●	the ability of the Bank to pay dividends to the Company, and the Company's ability to pay dividends to its stockholders;

●

changes in local, state and federal laws, regulations and government policies concerning the Company’s general business, including interpretation and prioritization of such laws, regulations and policies;

●	new or revised accounting standards, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the Public Company Accounting Oversight Board;

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, and widespread disease or pandemics;

●	acts of war or terrorism, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine, or other adverse external events;

●	any material weaknesses in the Company’s internal control over financial reporting;

●	talent and labor shortages and employee turnover;

●	the effects of the current U.S. government shutdown and its impact on the Company's customers;

●	the Company’s success at managing and responding to the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Recent Developments

Stockholder Dividend

On September 2, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per common share. This dividend was paid on October 10, 2025, to stockholders of record at the close of business on September 26, 2025.

Property Sale

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At September 30, 2025, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Performance Ratios
Return on average total assets	1.27%	1.53%	0.48%	1.28%	0.56%
Adjusted return on average total assets (1)	1.28%	1.41%	0.57%	1.27%	0.62%
Return on average common equity	12.80%	15.82%	5.52%	13.17%	6.43%
Return on average tangible common equity (1)	18.48%	22.65%	7.83%	19.25%	8.98%
Adjusted return on average tangible common equity (1)	18.55%	21.02%	9.04%	19.08%	9.79%
Noninterest income as a % of revenue	40.56%	42.47%	55.72%	41.09%	54.10%
Net interest margin (taxable-equivalent basis)	3.50%	3.51%	2.23%	3.47%	2.31%
Efficiency ratio (1)	65.34%	60.66%	80.29%	64.81%	77.17%
Adjusted efficiency ratio (1)	65.22%	62.35%	77.71%	64.78%	75.50%
Average equity to average assets	9.95%	9.69%	8.73%	9.70%	8.73%
Net charge-offs (recoveries) to average loans	(0.17)%	0.37%	0.04%	0.08%	0.14%
Adjusted net charge-offs to average loans	(0.17)%	0.07%	0.04%	(0.02)%	0.14%
Dividend payout ratio	32.31%	26.92%	76.92%	31.79%	66.29%
Per Common Share
Earnings per common share − basic	$0.66	$0.79	$0.26	$1.97	$0.90
Earnings per common share − diluted	$0.65	$0.78	$0.26	$1.95	$0.89
Adjusted earnings per common share − diluted (1)	$0.66	$0.72	$0.31	$1.93	$0.98
Dividends declared per common share	$0.21	$0.21	$0.20	$0.62	$0.59
Book value per common share	$21.68	$21.00	$19.53
Tangible book value per common share (1)	$16.90	$16.11	$16.50
Average common shares outstanding − basic	25,395	25,368	19,788	25,374	19,768
Average common shares outstanding − diluted	25,713	25,714	20,075	25,693	20,037
Other Data
Retirement and benefit services assets under administration/management	$44,005,277	$42,451,544	$41,249,280
Wealth assets under administration/management	$4,812,250	$4,613,102	$4,397,505
Mortgage originations	$142,768	$134,634	$82,388	$347,995	$245,743

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2024	2025	2024
Selected Average Balance Sheet Data
Loans	$4,036,936	$4,079,085	$2,968,947	$4,046,347	$2,858,634
Investment securities	796,759	823,463	749,062	826,409	760,219
Assets	5,273,306	5,302,728	4,298,080	5,282,798	4,245,181
Deposits	4,387,096	4,305,275	3,264,138	4,356,361	3,219,632
Fed funds purchased and Bank Term Funding Program	16,636	149,046	327,543	71,717	325,455
FHLB short-term advances	200,000	200,000	200,000	200,000	200,000
Long-term debt	59,137	59,112	59,027	59,111	58,999
Stockholders’ equity	524,459	513,606	375,229	512,533	370,758

	September 30,	June 30,	March 31,	September 30,
(dollars in thousands)	2025	2025	2025	2024
Selected Period End Balance Sheet Data
Loans	$4,102,075	$4,044,657	$4,085,483	$3,032,343
Allowance for credit losses on loans	(62,127)	(59,278)	(61,929)	(39,142)
Investment securities	791,650	806,544	839,406	750,624
Assets	5,330,573	5,323,822	5,339,620	4,084,640
Deposits	4,412,653	4,337,468	4,485,291	3,323,550
Long-term debt	59,154	59,126	59,098	59,041
Total stockholders’ equity	550,688	533,155	514,232	386,486

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2024	2025	2024
Selected Income Statement Data
Net interest income	$43,136	$43,032	$22,542	$127,325	$68,761
Provision for credit losses	—	—	1,661	863	6,150
Noninterest income	29,430	31,763	28,363	88,824	81,057
Noninterest expense	50,541	48,439	42,447	149,344	120,218
Income before income taxes	22,025	26,356	6,797	65,942	23,450
Income tax expense	5,101	6,104	1,590	15,451	5,604
Net income	$16,924	$20,252	$5,207	$50,491	$17,846

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	September 30,	June 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2024
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$550,688	$533,155	$495,410	$386,486
Less: Goodwill	85,634	85,634	85,634	46,783
Less: Other intangible assets	35,753	38,462	43,882	13,186
Tangible common equity (a)	429,301	409,059	365,894	326,517
Total assets	5,330,573	5,323,822	5,261,673	4,084,640
Less: Goodwill	85,634	85,634	85,634	46,783
Less: Other intangible assets	35,753	38,462	43,882	13,186
Tangible assets (b)	5,209,186	5,199,726	5,132,157	4,024,671
Tangible common equity to tangible assets (a)/(b)	8.24%	7.87%	7.13%	8.11%
Tangible book value per common share
Tangible common equity (a)	429,301	409,059	365,894	326,517
Total common shares issued and outstanding (c)	25,397	25,389	25,345	19,790
Tangible book value per common share (a)/(c)	$16.90	$16.11	$14.44	$16.50

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Return on Average Tangible Common Equity
Net income	$16,924	$20,253	$5,207	$50,491	$17,846
Add: Intangible amortization expense (net of tax) (1)	2,141	2,141	1,046	6,421	3,138
Net income, excluding intangible amortization (d)	19,065	22,394	6,253	56,912	20,984
Average total equity	524,459	513,606	375,229	512,533	370,758
Less: Average goodwill	85,634	85,634	46,783	85,634	46,783
Less: Average other intangible assets (net of tax) (1)	29,540	31,436	10,933	31,549	11,969
Average tangible common equity (e)	409,285	396,536	317,513	395,350	312,006
Return on average tangible common equity (d)/(e)	18.48%	22.65%	7.83%	19.25%	8.98%
Efficiency ratio
Noninterest expense	$50,541	$48,438	$42,447	$149,344	$120,218
Less: Intangible amortization expense	2,710	2,710	1,324	8,129	3,972
Adjusted noninterest expense (f)	47,831	45,728	41,123	141,215	116,246
Net interest income	43,136	43,032	22,542	127,325	68,761
Noninterest income	29,430	31,763	28,363	88,824	81,057
Tax-equivalent adjustment	638	592	314	1,748	816
Total tax-equivalent revenue (g)	73,204	75,387	51,219	217,897	150,634
Efficiency ratio (f)/(g)	65.34%	60.66%	80.29%	64.81%	77.17%
Pre-Provision Net Revenue
Net interest income	$43,136	$43,032	$22,542	$127,325	$68,761
Add: Noninterest income	29,430	31,763	28,363	88,824	81,057
Less: Noninterest expense	50,541	48,438	42,447	149,344	120,218
Pre-provision net revenue	$22,025	$26,357	$8,458	$66,805	$29,600
Adjusted Noninterest Income
Noninterest income	$29,430	$31,763	$28,363	$88,824	$81,057
Less: Adjusted noninterest income items
Net gain (loss) on sale of loans	(35)	2,115	—	2,080	—
Net gain on sale of premises and equipment	—	(84)	476	(84)	481
Total adjusted noninterest income items (h)	(35)	2,031	476	1,996	481
Adjusted noninterest income (i)	$29,465	$29,732	$27,887	$86,828	$80,576
Adjusted Noninterest Expense
Noninterest expense	$50,541	$48,438	$42,447	$149,344	$120,218
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	(43)	11	1,661	255	2,251
Severance and signing bonus expense	104	(23)	31	1,108	626
Total adjusted noninterest expense items (j)	61	(12)	1,692	1,363	2,877
Adjusted noninterest expense (k)	$50,480	$48,450	$40,755	$147,981	$117,341
Adjusted Pre-Provision Net Revenue
Net interest income	$43,136	$43,032	$22,542	$127,325	$68,761
Add: Adjusted noninterest income (i)	29,465	29,732	27,887	86,828	80,576
Less: Adjusted noninterest expense (k)	50,480	48,450	40,755	147,981	117,341
Adjusted pre-provision net revenue	$22,121	$24,314	$9,674	$66,172	$31,996
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$50,480	$48,450	$40,755	$147,981	$117,341
Less: Intangible amortization expense	2,710	2,710	1,324	8,129	3,972
Adjusted noninterest expense for efficiency ratio (l)	47,770	45,740	39,431	139,852	113,369
Tax-equivalent revenue
Net interest income	43,136	43,032	22,542	127,325	68,761
Add: Adjusted noninterest income (i)	29,465	29,732	27,887	86,828	80,576
Add: Tax-equivalent adjustment	638	592	314	1,748	816
Total tax-equivalent revenue (m)	73,239	73,356	50,743	215,901	150,153
Adjusted efficiency ratio (l)/(m)	65.22%	62.35%	77.71%	64.78%	75.50%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Adjusted Net Income
Net income	$16,924	$20,253	$5,207	$50,491	$17,846
Less: Adjusted noninterest income items (net of tax) (1) (h)	(28)	1,604	376	1,577	380
Add: Adjusted noninterest expense items (net of tax) (1) (j)	48	(9)	1,337	1,077	2,273
Adjusted net income (o)	$17,000	$18,640	$6,168	$49,991	$19,739
Adjusted Return on Average Total Assets
Average total assets (o)	$5,273,306	$5,302,728	$4,298,080	$5,282,798	$4,245,181
Adjusted return on average total assets (n)/(o)	1.28%	1.41%	0.57%	1.27%	0.62%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$17,000	$18,640	$6,168	$49,991	$19,739
Add: Intangible amortization expense (net of tax) (1)	2,141	2,141	1,046	6,421	3,138
Adjusted net income, excluding intangible amortization (p)	19,141	20,781	7,214	56,412	22,877
Average total equity	524,459	513,606	375,229	512,533	370,758
Less: Average goodwill	85,634	85,634	46,783	85,634	46,783
Less: Average other intangible assets (net of tax) (1)	29,540	31,436	10,933	31,549	11,969
Average tangible common equity (q)	409,285	396,536	317,513	395,350	312,006
Adjusted return on average tangible common equity (p)/(q)	18.55%	21.02%	9.04%	19.08%	9.79%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (o)	$17,000	$18,640	$6,168	$49,991	$19,739
Less: Dividends and undistributed earnings allocated to participating securities	148	205	24	444	102
Adjusted net income available to common stockholders (r)	16,852	18,435	6,144	49,547	19,637
Weighted-average common shares outstanding for diluted earnings per share (s)	25,713	25,714	20,075	25,693	20,037
Adjusted earnings per common share − diluted (r)/(s)	$0.66	$0.72	$0.31	$1.93	$0.98
Adjusted Net Charge-Offs to Average Loans
Net charge-offs (recoveries)	$(1,715)	$3,767	$316	$2,459	$2,896
Less: Charge-off of PCD reserves on loans transferred to non-mortgage loans held for sale	—	3,053	—	3,053	—
Adjusted net charge-offs (t)	(1,715)	714	316	(594)	2,896
Average total loans (u)	$4,036,936	$4,079,084	$2,968,947	$4,046,347	$2,858,634
Adjusted net charge-offs (recoveries) to average loans (t)/(u)	(0.17)%	0.07%	0.04%	(0.02)%	0.14%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2025, was $16.9 million, or $0.65 per diluted common share, a $11.7 million, or 225.0%, increase compared to $5.2 million, or $0.26 per diluted common share, for the three months ended September 30, 2024. Earnings for the third quarter of 2025 compared to the third quarter of 2024 increased primarily due to a $20.6 million increase in net interest income, partially offset by an $8.1 million increase in noninterest expense.

Net income for the nine months ended September 30, 2025, was $50.5 million, or $1.95 per diluted common share, a $32.6 million, or 182.9%, increase compared to $17.8 million, or $0.89 per diluted common share, for the nine months ended September 30, 2024. Earnings for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased primarily due to a $58.6 million increase in net interest income, partially offset by a $29.1 million increase in noninterest expense.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2025 and 2024.

Net interest income for the three months ended September 30, 2025 was $43.1 million, an increase of $20.6 million, or 91.4%, compared to $22.5 million for the three months ended September 30, 2024. The increase in net interest income for the third quarter of 2025 compared to the third quarter of 2024 was primarily due to the earning assets acquired in the HMNF transaction, strong organic loan growth at higher yields, and purchase accounting accretion. Interest expense decreased $2.2 million, or 7.3%, from the third quarter of 2024, as average borrowing balances declined, alongside a decrease in the average rate paid on deposits, more than offset the increase in interest-bearing deposits stemming from the HMNF transaction and organic deposit growth.

Net interest income for the nine months ended September 30, 2025 was $127.3 million, an increase of $58.6 million, or 85.2%, compared to $68.8 million for the nine months ended September 30, 2024. Net interest income for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily driven by the earning assets acquired in the HMNF transaction, strong organic loan growth at higher yields, and purchase accounting accretion. Interest expense decreased $3.6 million, or 4.2%, from the nine months ended September 30, 2024, as the decline in average borrowing balances, alongside a decrease in the average rate paid on deposits, more than offset the increase in interest-bearing deposits stemming from the HMNF transaction and organic deposit growth.

Net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2025 was 3.50%, compared to 2.23% for the same period in 2024. The increase in net interest margin (on a tax-equivalent basis) was mainly attributable to higher rates on interest earning assets from organic loan growth and the HMNF transaction, purchase accounting accretion, lower rates paid on deposits and lower borrowing balances.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and nine months ended September 30, 2025 and 2024. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$89,568	$1,098	4.86%	$326,350	$4,490	5.47%
Investment securities (1)	796,759	5,294	2.64	749,062	4,809	2.55
Fed funds sold	—	—	—	—	—	—
Loans held for sale	20,188	251	4.93	15,795	127	3.20
Loans
Commercial and industrial	650,787	12,321	7.51	593,685	10,837	7.26
CRE − Construction, land and development	363,466	5,285	5.77	184,611	2,637	5.68
CRE − Multifamily	340,709	5,549	6.46	242,558	3,427	5.62
CRE − Non-owner occupied	887,935	14,003	6.26	663,539	9,799	5.88
CRE − Owner occupied	435,469	8,487	7.73	289,963	3,943	5.41
Agricultural − Land	66,676	930	5.53	42,162	522	4.93
Agricultural − Production	64,685	1,109	6.80	40,964	704	6.84
RRE − First lien	898,011	10,923	4.83	689,382	6,903	3.98
RRE − Construction	33,834	564	6.61	16,792	163	3.86
RRE − HELOC	213,232	3,668	6.82	130,705	2,627	8.00
RRE − Junior lien	40,997	661	6.40	36,818	531	5.74
Other consumer	41,135	720	6.94	37,768	642	6.76
Total loans (1)	4,036,936	64,220	6.31	2,968,947	42,735	5.73
Federal Reserve/FHLB Stock	22,398	421	7.46	17,562	364	8.25
Total interest earning assets	4,965,849	71,284	5.70	4,077,716	52,525	5.12
Noninterest earning assets	307,457			220,364
Total assets	$5,273,306			$4,298,080
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,227,029	$5,565	1.80%	$1,003,595	$5,826	2.31%
Money market and savings deposits	1,587,694	11,366	2.84	1,146,896	11,020	3.82
Time deposits	772,345	7,419	3.81	485,533	5,439	4.46
Fed funds purchased and BTFP	16,636	207	4.94	327,543	4,094	4.97
FHLB short-term advances	200,000	2,298	4.56	200,000	2,611	5.19
Long-term debt	59,137	652	4.37	59,027	679	4.58
Total interest-bearing liabilities	3,862,841	27,507	2.83	3,222,594	29,669	3.66
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	800,028			628,114
Operating lease liabilities	24,199			9,896
Accrued expenses and other liabilities	61,779			62,247
Other noninterest-bearing liabilities	85,978			72,143
Stockholders’ equity	524,459			375,229
Total liabilities and stockholders’ equity	$5,273,306			$4,298,080
Net interest income on FTE basis (1)		$43,777			$22,856
Net interest rate spread on FTE basis (1)			2.87%			1.46%
Net interest margin on FTE basis (1)			3.50%			2.23%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine months ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets
Interest-bearing deposits with banks	$53,187	$1,982	4.98%	$375,365	$15,146	5.39%
Investment securities (1)	826,409	16,716	2.70	760,219	14,657	2.58
Loans held for sale	17,979	646	4.80	13,768	619	6.01
Loans
Commercial and industrial	654,061	36,421	7.44	578,839	31,228	7.21
CRE − Construction, land and development	348,093	15,242	5.85	146,454	7,710	7.03
CRE − Multifamily	350,658	17,060	6.50	245,372	10,223	5.57
CRE − Non-owner occupied	934,143	45,300	6.48	615,320	26,929	5.85
CRE − Owner occupied	419,608	21,236	6.77	284,315	11,519	5.41
Agricultural − Land	66,647	2,846	5.71	41,138	1,478	4.80
Agricultural − Production	64,357	3,434	7.13	38,110	1,897	6.65
RRE − First lien	898,910	32,539	4.84	695,313	20,927	4.02
RRE − Construction	36,798	2,083	7.57	19,847	727	4.89
RRE − HELOC	190,272	9,912	6.96	124,321	7,626	8.19
RRE − Junior lien	42,498	2,014	6.34	36,276	1,692	6.23
Other consumer	40,302	2,107	6.99	33,329	1,657	6.64
Total loans (1)	4,046,347	190,194	6.28	2,858,634	123,613	5.78
Federal Reserve/FHLB Stock	24,314	1,457	8.01	16,956	1,054	8.30
Total interest earning assets	4,968,236	210,995	5.68	4,024,942	155,089	5.15
Noninterest earning assets	314,562			220,239
Total assets	$5,282,798			$4,245,181
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,240,589	$16,712	1.80%	$944,143	$15,412	2.18%
Money market and savings deposits	1,580,085	33,496	2.83	1,160,391	32,961	3.79
Time deposits	716,421	20,435	3.81	458,545	15,348	4.47
Fed funds purchased and BTFP	71,717	2,503	4.67	325,455	12,065	4.95
FHLB short-term advances	200,000	6,824	4.56	200,000	7,683	5.13
Long-term debt	59,111	1,955	4.42	58,999	2,041	4.62
Total interest-bearing liabilities	3,867,923	81,925	2.83	3,147,533	85,510	3.63
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	819,266			656,553
Operating lease liabilities	20,477			6,959
Accrued expenses and other liabilities	62,599			63,378
Other noninterest-bearing liabilities	83,076			70,337
Stockholders’ equity	512,533			370,758
Total liabilities and stockholders’ equity	$5,282,798			$4,245,181
Net interest income on FTE basis (1)		$129,070			$69,579
Net interest rate spread on FTE basis (1)			2.85%			1.52%
Net interest margin on FTE basis (1)			3.47%			2.31%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Compared with			Compared with
	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest earning assets
Interest-bearing deposits with banks	$(3,265)	$(127)	$(3,392)	$(12,988)	$(176)	$(13,164)
Investment securities	307	178	485	1,277	782	2,059
Loans held for sale	35	89	124	189	(162)	27
Loans
Commercial and industrial	818	666	1,484	4,056	1,137	5,193
CRE − Construction, land and development	2,534	114	2,648	10,602	(3,070)	7,532
CRE − Multifamily	1,455	667	2,122	4,386	2,451	6,837
CRE − Non-owner occupied	3,060	1,144	4,204	13,950	4,421	18,371
CRE − Owner occupied	2,509	2,035	4,544	5,474	4,243	9,717
Agricultural − Land	423	(15)	408	916	452	1,368
Agricultural − Production	238	167	405	1,305	232	1,537
RRE − First lien	2,030	1,990	4,020	6,122	5,490	11,612
RRE − Construction	344	57	401	620	736	1,356
RRE − HELOC	1,194	(153)	1,041	4,040	(1,754)	2,286
RRE − Junior lien	71	59	130	290	32	322
Other consumer	49	29	78	346	104	450
Total loans	14,725	6,760	21,485	52,107	14,474	66,581
Federal Reserve/FHLB Stock	101	(44)	57	457	(54)	403
Total interest income	11,903	6,856	18,759	41,042	14,864	55,906
Interest-bearing liabilities
Interest-bearing demand deposits	1,301	(1,562)	(261)	4,834	(3,534)	1,300
Money market and savings deposits	4,244	(3,898)	346	11,897	(11,362)	535
Time deposits	3,224	(1,244)	1,980	8,622	(3,535)	5,087
Fed funds purchased and BTFP	(3,895)	8	(3,887)	(9,394)	(168)	(9,562)
FHLB short-term advances	—	(313)	(313)	—	(859)	(859)
Long-term debt	1	(28)	(27)	4	(90)	(86)
Total interest expense	4,875	(7,037)	(2,162)	15,963	(19,548)	(3,585)
Change in net interest income	$7,028	$13,893	$20,921	$25,079	$34,412	$59,491

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision (recovery) for loan losses	$1,136	$1,126	$4,657	$6,195
Provision (recovery) for credit losses on unfunded commitments	(1,134)	549	(3,866)	31
Provision (recovery) for HTM debt securities	(2)	(14)	(6)	(76)
Provision (recovery) for non-mortgage loans transferred to held for sale	—	—	78	—
Provision for credit losses	$—	$1,661	$863	$6,150

The Company did not record a provision for credit losses for the third quarter of 2025, compared to a provision for credit losses of $1.7 million for the third quarter of 2024. The decrease in the provision for credit losses was primarily driven by the decrease in the provision for credit losses on unfunded commitments.

The Company recorded a provision for credit losses of $0.9 million for the nine months ended September 30, 2025 compared to a provision for credit losses of $6.2 million for the nine months ended September 30, 2024. The decrease in the provision for credit losses was primarily driven by the decrease in the provision for credit losses on unfunded commitments.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Retirement and benefit services	$16,496	$16,144	$48,625	$47,876
Wealth	6,560	6,684	20,827	19,161
Mortgage banking	3,474	2,573	8,651	6,796
Service charges on deposit accounts	703	488	2,034	1,333
Gain on sale of non-mortgage loan	(35)	—	2,080	—
Other	2,232	2,474	6,607	5,891
Total noninterest income	$29,430	$28,363	$88,824	$81,057
Noninterest income as a % of revenue	40.56%	55.72%	41.09%	54.10%

Total noninterest income for the three months ended September 30, 2025 was $29.4 million, an increase of $1.1 million, or 3.8%, from the three months ended September 30, 2024. The increase in noninterest income was primarily driven by an increase of $0.9 million, or 35.0%, in mortgage banking revenue in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by higher mortgage originations as a result of expansion into HMNF legacy markets. Retirement and benefit services revenue increased $0.4 million, or 2.2%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by a 6.7% increase in assets under administration/management during that same period.

Total noninterest income for the nine months ended September 30, 2025 was $88.8 million, an increase of $7.8 million, or 9.6%, from the nine months ended September 30, 2024. The increase in noninterest income was primarily driven by a $2.1 million gain on the sale of a PCD hospitality loan during the second quarter of 2025. Mortgage banking revenue increased $1.9 million, or 27.3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a higher gain on sale rate and increased mortgage servicing revenue from the HMNF transaction. Wealth revenue increased $1.7 million, or 8.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by an increase in assets under administration/management during that same period as a result of improved bond and equity markets as well as the HMNF transaction.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation	$24,984	$21,058	$72,288	$60,655
Employee taxes and benefits	6,094	5,400	20,490	16,722
Occupancy and equipment expense	2,849	2,082	8,315	5,803
Business services, software and technology expense	6,285	4,879	17,905	14,823
Intangible amortization expense	2,710	1,324	8,129	3,972
Professional fees and assessments	2,676	4,267	8,010	8,633
Marketing and business development	1,069	764	2,821	2,200
Supplies and postage	569	422	1,690	1,321
Travel	385	330	1,019	954
Mortgage and lending expenses	1,025	684	2,501	1,592
Other	1,895	1,237	6,176	3,543
Total noninterest expense	$50,541	$42,447	$149,344	$120,218

Total noninterest expense for the three months ended September 30, 2025 was $50.5 million, an $8.1 million, or 19.1%, increase compared to $42.4 million for the three months ended September 30, 2024. The year over year increase was primarily driven by higher compensation expense, business services, software and technology expense, intangible amortization expense, occupancy and equipment expense, and employee taxes and benefits expense. Compensation expense and employee taxes and benefits expense increased primarily due to increased head count resulting from the HMNF transaction. Business services, software and technology expense increased primarily due to the increased company size following the HMNF transaction along with multiple platform upgrades. Intangible amortization expense increased primarily due to the $33.5 million core deposit intangible recorded in connection with the HMNF transaction. Occupancy and equipment expense increased primarily due to the increased branch footprint resulting from the HMNF transaction.

Total noninterest expense for the nine months ended September 30, 2025 was $149.3 million, a $29.1 million, or 24.2%, increase compared to $120.2 million for the nine months ended September 30, 2024. The year over year increase was primarily driven by higher compensation expense, intangible amortization expense, employee taxes and benefits expense, business services, software and technology expense, other expense, and occupancy and equipment expense. Compensation expense and employee taxes and benefits expense increased primarily due to increased head count resulting from the HMNF transaction. Intangible amortization expense increased primarily due to the $33.5 million core deposit intangible recorded in connection with the HMNF transaction. Business services, software and technology expense increased primarily due to platform upgrades. Other expense increased primarily due to an insurance reimbursement. Occupancy and equipment expense increased primarily due to the increased branch footprint resulting from the HMNF transaction.

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

For the three months ended September 30, 2025, the Company recognized income tax expense of $5.1 million on $22.0 million of pre-tax income, resulting in an effective tax rate of 23.2%, compared to income tax expense of $1.6 million on $6.8 million of pre-tax income for the three months ended September 30, 2024, resulting in an effective tax rate of 23.4%.

For the nine months ended September 30, 2025, the Company recognized income tax expense of $15.5 million on $65.9 million of pre-tax income, resulting in an effective tax rate of 23.4%, compared to income tax expense of $5.6 million on $23.5 million of pre-tax income for the nine months ended September 30, 2024, resulting in an effective tax rate of 23.9%.

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

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 28 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 15 banking offices acquired in the HMNF transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the banking segment’s balance sheet.

The following table presents the banking segment income statement, net of corporate administration, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net interest income	$43,136	$22,542	$127,325	$68,761
Provision for credit losses	—	1,661	863	6,150
Noninterest income	6,374	5,535	19,372	14,020
Total revenue	49,510	26,416	145,834	76,631
Noninterest expense (1)	31,264	20,269	93,315	57,855
Net income before taxes	$18,246	$6,147	$52,519	$18,776

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

The following table presents the retirement and benefits services segment income statement for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Recurring annual income (1)	$13,288	$12,827	$39,170	$37,935
Transactional income (2)	3,208	3,317	9,455	9,941
Total noninterest income	16,496	16,144	48,625	47,876
Noninterest expense	13,394	14,154	40,177	41,765
Net income before taxes	$3,102	$1,990	$8,448	$6,111

(1)

Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. $6.6 million and $6.4 million for the three months ended September 30, 2025 and 2024, respectively, were due to movements in the market.

(2)	Transactional income primarily includes advisory fees and distribution fees.

Wealth

The wealth segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the  three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Asset management	$5,698	$5,971	$17,772	$16,790
Brokerage	488	365	1,323	1,170
Insurance and advisory	374	347	1,732	1,201
Total noninterest income	6,560	6,683	20,827	19,161
Noninterest expense	5,883	3,839	15,852	11,497
Net income before taxes	$677	$2,844	$4,975	$7,664

Financial Condition

Overview

Total assets were $5.3 billion as of September 30, 2025, an increase of $68.9 million, or 1.3%, compared to December 31, 2024. The increase was primarily due to a $109.5 million increase in loans held for investment, partially offset by a decrease of $57.0 million in available-for-sale investment securities.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$446	0.1%	$30,707	3.7%
Mortgage backed securities
Residential agency	479,837	62.9	503,706	61.1
Commercial	1,279	0.2	1,251	0.2
Asset backed securities	16	—	19	—
Corporate bonds	49,436	6.5	52,370	6.3
Total available-for-sale investment securities	531,014	69.7	588,053	71.3
Held-to-maturity
Obligations of state and political agencies	106,266	14.0	107,985	13.1
Mortgage backed securities
Residential agency	124,331	16.3	129,001	15.6
Total held-to-maturity investment securities	230,597	30.3	236,986	28.7
Total investment securities	$761,611	100.0%	$825,039	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of September 30, 2025
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$247	4.81%	$—	—%	$199	4.94%
Mortgage backed securities
Residential agency	54	2.70	2,517	3.52	26,866	3.68	450,400	2.32
Commercial	—	—	1,279	2.40	—	—	—	—
Asset backed securities	—	—	—	—	16	4.62	—	—
Corporate bonds	—	—	3,197	9.15	46,239	3.46	—	—
Total available-for-sale investment securities	54	2.70	7,240	5.84	73,121	3.54	450,599	2.32
Held-to-maturity
Obligations of state and political agencies	11,504	1.40	54,041	1.85	34,026	2.26	6,695	2.24
Mortgage backed securities
Residential agency	—	—	—	—	—	—	124,331	2.18
Total held-to-maturity investment securities	11,504	1.40	54,041	1.85	34,026	2.26	131,026	2.19
Total investment securities	$11,558	1.41%	$61,281	2.32%	$107,147	3.13%	$581,625	2.29%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.1 billion as of September 30, 2025, an increase of $109.5 million, or 2.7%, from December 31, 2024. The increase was primarily driven by a $40.1 million increase in consumer loans, a $35.4 million increase in commercial and industrial loans, and a $29.4 million increase in CRE loans.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	September 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$269,555	6.6%	$340,702	8.5%
Services	217,220	5.3	177,813	4.5
Retail trade	110,058	2.7	88,105	2.2
Manufacturing	105,302	2.6	60,107	1.5
Total commercial and industrial	702,135	17.2	666,727	16.7
Commercial real estate:
Construction, land and development	349,768	8.5	294,677	7.4
Multifamily	374,761	9.1	363,123	9.1
Non-owner occupied
Office	137,008	3.3	168,170	4.2
Industrial	166,018	4.0	169,391	4.2
Retail	137,695	3.4	154,325	3.9
Hotel	103,619	2.5	170,982	4.3
Medical office	197,015	4.8	139,939	3.5
Medical or nursing facility	79,867	1.9	110,164	2.8
Other commercial real estate	44,563	1.2	54,054	1.3
Total non-owner occupied	865,785	21.1	967,025	24.2
Owner occupied	435,320	10.6	371,418	9.3
Total commercial real estate	2,025,634	49.3	1,996,243	50.0
Agricultural:
Land	65,900	1.6	61,299	1.5
Production	63,051	1.5	63,008	1.6
Total agricultural	128,951	3.1	124,307	3.1
Consumer:
RRE − First lien	894,402	21.8	921,019	23.1
RRE − Construction	34,124	0.8	33,547	0.8
RRE − HELOC	234,681	5.7	162,509	4.1
RRE − Junior lien	40,434	1.0	44,060	1.1
Other consumer	41,714	1.1	44,122	1.1
Total consumer	1,245,355	30.4	1,205,257	30.2
Total loans	$4,102,075	100.0%	$3,992,534	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	September 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$620,364	50.0%	$668,395	50.2%
North Dakota	200,829	16.2	221,693	16.7
Arizona	136,411	11.0	169,473	12.7
Texas	37,041	3.0	34,580	2.6
Colorado	23,365	1.9	23,386	1.8
Oregon	17,767	1.4	17,990	1.4
Wisconsin	101,013	8.1	111,502	8.4
Missouri	16,503	1.3	16,776	1.3
Kansas	16,569	1.3	15,183	1.1
South Dakota	12,551	1.0	14,554	1.1
Virginia	11,179	0.9	—	—
Other	46,954	3.8	36,616	2.8
Total non-owner occupied and multifamily commercial real estate loans	$1,240,546	100.0%	$1,330,148	100.0%

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of September 30, 2025, the Company’s RRE portfolio was $1.2 billion, representing a $42.5 million, or 3.7%, increase from December 31, 2024. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2025:

	September 30, 2025
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$191,932	$300,891	$206,393	$2,919	$702,135
Commercial real estate
Construction, land and development	146,516	90,126	74,201	38,925	349,768
Multifamily	79,446	234,032	61,283	—	374,761
Non-owner occupied	119,569	598,842	128,188	19,186	865,785
Owner occupied	35,380	242,805	108,642	48,493	435,320
Total commercial real estate	380,911	1,165,805	372,314	106,604	2,025,634
Agricultural
Land	4,893	21,577	14,953	24,477	65,900
Production	39,267	22,667	1,117	—	63,051
Total agricultural	44,160	44,244	16,070	24,477	128,951
Total commercial	617,003	1,510,940	594,777	134,000	2,856,720
Consumer
Residential real estate
First lien	12,622	46,178	75,247	760,355	894,402
Construction	23,550	4,181	—	6,393	34,124
HELOC	4,281	12,399	24,389	193,612	234,681
Junior lien	1,648	7,450	20,622	10,714	40,434
Total residential real estate	42,101	70,208	120,258	971,074	1,203,641
Other consumer	15,597	21,799	4,284	34	41,714
Total consumer	57,698	92,007	124,542	971,108	1,245,355
Total loans	$674,701	$1,602,947	$719,319	$1,105,108	$4,102,075
Loans with fixed interest rates:
Commercial
Commercial and industrial	$39,825	$193,765	$87,249	$—	$320,839
Commercial real estate
Construction, land and development	46,079	27,837	751	—	74,667
Multifamily	31,000	145,880	27,166	—	204,046
Non-owner occupied	67,213	350,882	63,224	422	481,741
Owner occupied	30,011	168,304	44,947	1,178	244,440
Total commercial real estate	174,303	692,903	136,088	1,600	1,004,894
Agricultural
Land	4,802	21,522	13,227	17,677	57,228
Production	1,347	20,742	1,117	—	23,206
Total agricultural	6,149	42,264	14,344	17,677	80,434
Total commercial	220,277	928,932	237,681	19,277	1,406,167
Consumer
Residential real estate
First lien	10,810	37,620	66,372	428,601	543,403
Construction	9,669	509	—	1,608	11,786
HELOC	63	1,669	6,690	3,653	12,075
Junior lien	1,119	5,158	14,074	10,119	30,470
Total residential real estate	21,661	44,956	87,136	443,981	597,734
Other consumer	1,218	13,106	4,284	12	18,620
Total consumer	22,879	58,062	91,420	443,993	616,354
Total loans with fixed interest rates	$243,156	$986,994	$329,101	$463,270	$2,022,521
Loans with floating interest rates:
Commercial
Commercial and industrial	$152,107	$107,126	$119,144	$2,919	$381,296
Commercial real estate
Construction, land and development	100,437	62,289	73,450	38,925	275,101
Multifamily	48,446	88,152	34,117	—	170,715
Non-owner occupied	52,356	247,960	64,964	18,764	384,044
Owner occupied	5,369	74,501	63,695	47,315	190,880
Total commercial real estate	206,608	472,902	236,226	105,004	1,020,740
Agricultural
Land	91	55	1,726	6,800	8,672
Production	37,920	1,925	—	—	39,845
Total agricultural	38,011	1,980	1,726	6,800	48,517
Total commercial	396,726	582,008	357,096	114,723	1,450,553
Consumer
Residential real estate
First lien	1,812	8,558	8,875	331,754	350,999
Construction	13,881	3,672	—	4,785	22,338
HELOC	4,218	10,730	17,699	189,959	222,606
Junior lien	529	2,292	6,548	595	9,964
Total residential real estate	20,440	25,252	33,122	527,093	605,907
Other consumer	14,379	8,693	—	22	23,094
Total consumer	34,819	33,945	33,122	527,115	629,001
Total loans with floating interest rates	$431,545	$615,953	$390,218	$641,838	$2,079,554

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

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$40,350	$35,127
Commercial real estate
Construction, land and development	39,223	37,633
Multifamily	52,979	27,188
Non-owner occupied	17,411	45,173
Owner occupied	18,161	27,637
Total commercial real estate	127,774	137,631
Agricultural
Land	8,284	8,034
Production	3,896	4,813
Total agricultural	12,180	12,847
Total commercial	180,304	185,605
Consumer
Residential real estate
First lien	2,687	2,988
Construction	4,680	4,680
HELOC	1,213	1,459
Junior lien	2,390	3,210
Total residential real estate	10,970	12,337
Other consumer	57	339
Total consumer	11,027	12,676
Total criticized loans	$191,331	$198,281
Criticized loans as a percent of total loans	4.66%	4.97%

The following table presents information regarding nonperforming assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$59,644	$54,433
Accruing loans 90+ days past due	—	8,453
Total nonperforming loans	59,644	62,886
OREO and repossessed assets	467	—
Total nonperforming assets	60,111	62,886
Total restructured accruing loans	—	—
Total nonperforming assets and restructured accruing loans	$60,111	$62,886
Nonperforming loans to total loans	1.45%	1.58%
Nonperforming assets to total assets	1.13%	1.20%
ACL on loans to nonperforming loans	104%	95%

Interest income lost on nonaccrual loans was approximately $3.8 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2025 and 2024.

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

The following table presents information concerning the components of the ACL for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
ACL on loans at the beginning of the period	$59,278	$38,332	$59,929	$35,843
(Credit) provision for loan losses	1,136	1,126	4,657	6,195
Net charge-offs (recoveries) (1)
Commercial and industrial	(1,809)	93	(1,959)	2,745
CRE − Construction, land and development	—	—	—	—
CRE − Multifamily	—	—	—	—
CRE − Non-owner occupied (2)	—	—	3,401	—
CRE − Owner occupied	(10)	84	(28)	93
Agricultural − Land	—	(20)	—	(20)
Agricultural − Production	—	—	372	—
RRE − First lien	—	—	54	—
RRE − Construction	—	—	—	—
RRE − HELOC	74	—	334	—
RRE − Junior lien	—	—	300	(71)
Other consumer	32	159	(15)	149
Total net charge-offs (recoveries)	(1,713)	316	2,459	2,896
ACL on loans at the end of the period	62,127	39,142	62,127	39,142
Components of ACL:
ACL on HTM debt securities	126	137	126	137
ACL on loans	62,127	39,142	62,127	39,142
ACL on off-balance sheet credit exposures	3,668	7,431	3,668	7,431
ACL at end of the period	65,921	46,710	65,921	46,710
Total loans	$4,102,075	$3,032,343	$4,102,075	$3,032,343
Average total loans	4,036,936	2,968,947	4,046,347	2,858,634
ACL on loans to total loans	1.51%	1.29%	1.51%	1.29%
ACL on loans to nonaccrual loans	104.16%	81.50%	104.16%	81.50%
ACL on loans to nonperforming loans	104.16%	81.50%	104.16%	81.50%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.17)%	0.04%	0.08%	0.14%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated.
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

	For the three months ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$606	$2,415	$(1,809)	$650,787	(1.10)%
Commercial real estate
Construction, land and development	—	—	—	363,466	—
Multifamily	—	—	—	347,598	—
Non-owner occupied (1)	—	—	—	899,302	—
Owner occupied	—	10	(10)	441,000	(0.01)
Total commercial real estate	—	10	(10)	2,051,366	—
Agricultural
Land	—	—	—	66,676	—
Production	—	—	—	64,685	—
Total agricultural	—	—	—	131,361	—
Total commercial	606	2,425	(1,819)	2,833,514	(0.25)
Consumer
Residential real estate
First lien	—	—	—	898,011	—
Construction	—	—	—	33,834	—
HELOC	100	26	74	213,232	0.14
Junior lien	—	—	—	40,997	—
Total residential real estate	100	26	74	1,186,074	0.02
Other consumer	34	2	32	41,135	0.31
Total consumer	134	28	106	1,227,209	0.03
Total loans	$740	$2,453	$(1,713)	$4,060,723	(0.17)%
2024:
Commercial
Commercial and industrial	$246	$153	$93	$593,685	0.06%
Commercial real estate
Construction, land and development	—	—	—	184,611	—
Multifamily	—	—	—	242,558	—
Non-owner occupied	—	—	—	663,539	—
Owner occupied	98	14	84	289,963	0.12
Total commercial real estate	98	14	84	1,380,671	0.02
Agricultural
Land	—	20	(20)	42,162	(0.19)
Production	—	—	—	40,964	—
Total agricultural	—	20	(20)	83,126	(0.10)
Total commercial	344	187	157	2,057,482	0.03
Consumer
Residential real estate
First lien	—	—	—	689,382	—
Construction	—	—	—	16,792	—
HELOC	—	—	—	130,705	—
Junior lien	—	—	—	36,818	—
Total residential real estate	—	—	—	873,697	—
Other consumer	161	2	159	37,768	1.67
Total consumer	161	2	159	911,465	0.07
Total loans	$505	$189	$316	$2,968,947	0.04%

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

	For the nine months ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$854	$2,813	$(1,959)	$654,061	(0.40)%
Commercial real estate
Construction, land and development	—	—	—	348,093	—
Multifamily	—	—	—	358,280	—
Non-owner occupied (1)	3,401	—	3,401	951,568	0.48
Owner occupied	4	32	(28)	425,638	(0.01)
Total commercial real estate	3,405	32	3,373	2,083,579	0.22
Agricultural
Land	—	—	—	66,647	—
Production	384	12	372	64,357	0.77
Total agricultural	384	12	372	131,004	0.38
Total commercial	4,643	2,857	1,786	2,868,644	0.08
Consumer
Residential real estate
First lien	54	—	54	898,910	0.01
Construction	—	—	—	36,798	—
HELOC	360	26	334	190,272	0.23
Junior lien	300	—	300	42,498	0.94
Total residential real estate	714	26	688	1,168,478	0.08
Other consumer	112	127	(15)	40,302	(0.05)
Total consumer	826	153	673	1,208,780	0.07
Total loans	$5,469	$3,010	$2,459	$4,077,424	0.08%
2024:
Commercial
Commercial and industrial	$3,140	$395	$2,745	$578,839	0.63%
Commercial real estate
Construction, land and development	—	—	—	146,454	—
Multifamily	—	—	—	245,372	—
Non-owner occupied	—	—	—	615,320	—
Owner occupied	127	34	93	284,315	0.04
Total commercial real estate	127	34	93	1,291,461	0.01
Agricultural
Land	—	20	(20)	41,138	(0.06)
Production	—	—	—	38,110	—
Total agricultural	—	20	(20)	79,248	(0.03)
Total commercial	3,267	449	2,818	1,949,548	0.19
Consumer
Residential real estate
First lien	—	—	—	695,313	—
Construction	—	—	—	19,847	—
HELOC	—	—	—	124,321	—
Junior lien	3	74	(71)	36,276	(0.26)
Total residential real estate	3	74	(71)	875,757	(0.01)
Other consumer	174	25	149	33,329	0.60
Total consumer	177	99	78	909,086	0.01
Total loans	$3,444	$548	$2,896	$2,858,634	0.14%

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

The following table presents the allocation of the ACL on loans as of the dates presented:

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$13,405	17.2%	$8,170	16.7%
CRE − Construction, land and development	17,257	8.5	16,277	7.4
CRE − Multifamily	4,337	9.1	4,716	9.1
CRE − Non-owner occupied	10,123	21.1	16,513	24.2
CRE − Owner occupied	3,291	10.6	3,226	9.3
Agricultural − Land	999	1.6	597	1.5
Agricultural − Production	688	1.5	631	1.6
RRE − First lien	9,294	21.8	6,921	23.1
RRE − Construction	272	0.8	357	0.8
RRE − HELOC	1,679	5.7	1,339	4.1
RRE − Junior lien	439	1.0	742	1.1
Other consumer	343	1.1	440	1.1
Total loans	$62,127	100.0%	$59,929	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $3.7 million and $7.4 million as of September 30, 2025 and 2024, respectively.

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

Total deposits were $4.4 billion as of September 30, 2025, an increase of $34.2 million, or 0.8%, from December 31, 2024. Interest-bearing deposits increased $160.9 million during this period, while noninterest-bearing deposits decreased $126.7 million. The increase in total deposits was driven by growth in commercial deposits due to new and expanded client relationships and funding structure diversification through the utilization of callable brokered CDs. This growth was partially offset by outflows from our public funds depositors, which reached a typical seasonal low in the third quarter of 2025.

The following table presents the composition of the Company’s deposit portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$776,791	17.6%	$903,466	20.6%	$(126,675)	(14.0)%
Interest-bearing demand	1,256,687	28.5	1,220,173	27.9	36,514	3.0
Money market and savings (1)	1,634,119	37.0	1,547,806	35.4	86,313	5.6
Time deposits	745,056	16.9	706,965	16.1	38,091	5.4
Total deposits	$4,412,653	100.0%	$4,378,410	100.0%	$34,243	0.8%

(1)	Money market and savings deposits included health savings account deposits of $202.5 million and $190.3 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$800,028	—%	$628,114	—%
Interest-bearing demand	1,227,029	1.80	1,003,595	2.31
Money market and savings	1,587,694	2.84	1,146,896	3.82
Time deposits	772,345	3.81	485,533	4.46
Total deposits	$4,387,096	2.20%	$3,264,138	2.72%

The following table presents the composition of the Company’s deposit portfolio by client segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,696,724	38.4%	$1,647,131	37.7%	$49,593	3.0%
Consumer	1,605,727	36.4	1,556,522	35.5	49,205	3.2
Public (1)	172,414	3.9	201,197	4.6	(28,783)	(14.3)
Synergistic (2)
Retirement and benefit services (3)	687,418	15.6	683,149	15.6	4,269	0.6
Wealth (4)	250,370	5.7	290,411	6.6	(40,041)	(13.8)
Total synergistic	937,788	21.3	973,560	22.2	(35,772)	(13.2)
Total deposits	$4,412,653	100.0%	$4,378,410	100.0%	$34,243	0.8%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth clients hold in proprietary Alerus money market products.
(3)	$400.9 million and $361.3 million of retirement and benefit services synergistic deposits were indexed as of September 30, 2025 and December 31, 2024, respectively.
(4)	$250.4 million and $290.4 million of wealth synergistic deposits were indexed as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of September 30, 2025:

September 30,
(dollars in thousands)	2025
Maturing in:
3 months or less	$65,500
3 months to 6 months	67,369
6 months to 1 year	40,869
1 year or greater	11,021
Total	$184,759

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.5 billion at both September 30, 2025 and December 31, 2024. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$38,960	13.1%
FHLB short-term advances	200,000	77.2	200,000	67.1
Subordinated notes	50,000	19.3	50,000	16.8
Junior subordinated debentures	9,154	3.5	9,069	3.0
Total borrowed funds	$259,154	100.0%	$298,029	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $55.3 million, or 11.2%, to $550.7 million as of September 30, 2025, compared to $495.4 million as of December 31, 2024. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 8.24% as of September 30, 2025, from 7.13% as of December 31, 2024. Common equity tier 1 capital to risk weighted assets increased to 10.84% as of September 30, 2025, from 9.91% as of December 31, 2024.

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

At September 30, 2025 and December 31, 2024, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Capital Ratios	2025	2024
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.84%	9.91%
Tier 1 capital to risk weighted assets	11.05%	10.12%
Total capital to risk weighted assets	13.41%	12.49%
Tier 1 capital to average assets	9.49%	8.65%
Tangible common equity to tangible assets (1)	8.24%	7.13%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	11.00%	10.18%
Tier 1 capital to risk weighted assets	11.00%	10.18%
Total capital to risk weighted assets	12.25%	11.43%
Tier 1 capital to average assets	9.31%	8.69%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of September 30, 2025, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of September 30, 2025 and December 31, 2024, was as follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,007,983	$1,090,114
Standby letters of credit	19,418	30,033
Total	$1,027,400	$1,120,147

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

As of September 30, 2025, the Company had on balance sheet liquidity of $566.9 million, compared to $579.0 million as of December 31, 2024. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of September 30, 2025, the Company had off balance sheet liquidity of $2.2 billion, compared to $2.3 billion as of December 31, 2024. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2025, the Company did not have any federal funds purchased, and had $200.0 million in short-term borrowings from the FHLB. As of September 30, 2025, the Company had $2.1 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.1 billion from the FHLB. In addition, the Company can borrow up to $127.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of September 30, 2025. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of September 30, 2025 and December 31, 2024.

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

The estimated impact on the Company’s net interest income as of September 30, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below:

	September 30, 2025		December 31, 2024
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.2%	10.9%	1.7%	13.6%
+300 basis points	0.9%	8.1%	1.2%	10.0%
+200 basis points	0.9%	6.1%	1.1%	7.2%
+100 basis points	0.5%	3.3%	0.6%	3.7%
−100 basis points	1.2%	-2.6%	0.4%	-3.1%
−200 basis points	2.2%	-5.9%	0.7%	-6.8%
−300 basis points	3.9%	-8.0%	0.8%	-10.5%
−400 basis points	8.0%	-4.1%	4.0%	-7.0%

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

The table below presents the change in the economic value of equity as of September 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	September 30,	December 31,
	2025	2024
+400 basis points	-7.3%	-6.2%
+300 basis points	-5.5%	-4.8%
+200 basis points	-2.7%	-2.4%
+100 basis points	-0.9%	-0.8%
−100 basis points	0.4%	0.1%
−200 basis points	-0.4%	-0.9%
−300 basis points	-3.7%	-3.6%
−400 basis points	-8.7%	-8.5%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the third quarter of 2025:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July 1-31, 2025	3,329	$22.22	—	1,000,000
August 1-31, 2025	—	—	—	1,000,000
September 1-30, 2025	178	23.11	—	1,000,000
Total	3,507	$22.27	—	1,000,000

(1)

Represents shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)

On December 12, 2023, the Board of Directors of the Company approved a stock repurchase program (the “Program”), which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced a prior stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended September 30, 2025, the Company did not repurchase any shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Amendment to Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on May 12, 2025).

3.3	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Executive Severance Agreement by and Between Alerus Financial Corporation and Katie Lorenson, dated August 28, 2025 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 28, 2025.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: November 5, 2025	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)