Form 10-K
period 2025-12-31
ALERUS FINANCIAL CORP
filed 2026-03-04
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates, as of June 30, 2025, was approximately $527,907,182 (based on the closing price on The Nasdaq Capital Market on that date of $21.64). The number of shares of the registrant’s common stock outstanding at February 28, 2026 was 25,401,161.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 14, 2026.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation, or the Company. These statements are often, but not always, identified by words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized,” “target,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company makes regarding its projected growth, anticipated future financial performance, financial condition, credit quality, management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●

the strength of the local, state, national and international economies and financial markets (including effects of inflationary pressures and future monetary policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and executive orders in response thereto);

●	interest rate risk, including the effects of changes in interest rates;

●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy;

●	disruptions to the global supply chain, including as a result of domestic or foreign policies;

●	the Company’s ability to successfully manage credit risk, including in the commercial real estate ("CRE") portfolio, and maintain an adequate level of allowance for credit losses;

●

business and economic conditions generally and in the financial services industry, nationally and within the Company’s market areas, including the level and impact of inflation rates and possible recession;

●	the Company's ability to raise additional capital to implement its business plan;

●	credit risks and risks from concentrations (including by type of borrower, geographic area, collateral, and industry) within the Company's loan portfolio;

●	the concentration of large loans to certain borrowers (including CRE loans);

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies;

●

the commencement, cost, and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject, including with respect to pending actions relating to the Company’s previous employee stock ownership ("ESOP") fiduciary services commenced by government and private parties;

●	the impact of economic or market conditions on the Company’s fee-based services;

●	the Company’s ability to continue to grow the retirement and benefit services business;

●	the Company’s ability to continue to originate a sufficient volume of residential mortgages;

●

the occurrence of fraudulent activity, breaches or failures of the Company's or its third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;

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

●	increased competition in the financial services industry, including from non-banks such as credit unions, financial technology companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisitions of Metro Phoenix Bank and HMN Financial, Inc. ("HMNF");

●	the extensive regulatory framework that applies to the Company;

●	the ability of the Bank to pay dividends to the Company, and the Company's ability to pay dividends to its stockholders;

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

●

acts of war, military conflicts, or terrorism, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine, and the recent military actions in Venezuela, or other adverse external events and changes in foreign relations;

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

As of December 31, 2025, the Company had $5.2 billion of total assets, $4.0 billion of total loans, $4.2 billion of total deposits, $564.9 million of stockholders’ equity, $44.9 billion of assets under administration/management in the Company’s retirement and benefit services segment, and $4.9 billion of assets under administration/management in the Company’s wealth segment.

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

The Company’s Business Model and Products and Services

General

The Company’s business model is client centric, with a focus on offering a diversified range of solutions to clients who desire an advice-based relationship, enabling the Company to become the preferred financial services provider for clients. Through this approach, instead of focusing on the broader population, the Company targets specific business and consumer segments that the Company believes it can serve better than its competitors and that have meaningful growth potential. By offering sound financial advice and a long-term partnership, the Company believes it aligns best with clients who are achievement oriented in their purpose and will allow the Company to play an active role in their success at all stages of their businesses and lives. The Company classifies its consumer clients based on their financial needs and goals, aligning best with those clients with complex situations. The Company’s business clients are classified by industry, with a focus on specific high priority industries and client types, including professional services, finance and insurance, wholesale, small business, construction, retail, and manufacturers. The Company targets businesses with sales between $1.0 million and $100.0 million.

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

On October 9, 2024, the Company completed the acquisition of HMN Financial, Inc., the holding company of Home Federal Savings Bank. The primary reasons for the acquisition were to expand the Company’s business in the Rochester, Minnesota metropolitan statistical area (“Rochester MSA”), and grow the size of the overall Company. As consideration for the merger, the Company issued $123.6 million of its common stock (valued at $22.28 per share as of October 9, 2024) in a stock-for-stock transaction. As a result of the acquisition, the Company acquired $867.5 million in loans and assumed $957.6 million in deposits from Home Federal Savings Bank.

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

Deposits. The Company provides a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, and certificates of deposit. Core deposits, which consist of noninterest-bearing deposits, interest-bearing checking accounts, certificates of deposit less than $250,000, and money market accounts, provide the Company’s major source of funds from individuals, businesses and local governments. As of December 31, 2025, core deposits totaled $4.0 billion or 95.5% of the Company’s total deposits. The Company’s deposit portfolio includes synergistic deposits from the retirement and benefit services and wealth segments. As of December 31, 2025, these synergistic deposits totaled $1.0 billion. The Company also offers an HSA deposit program to attract low cost deposits. As of December 31, 2025, the Company had $203.4 million of HSA deposits which are included in the synergistic deposit total.

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

The Company’s Banking Market Areas

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA and Rochester MSA, and Arizona, specifically, the Phoenix MSA. In addition to offices located in the Company’s banking markets, the retirement and benefit services business administers plans in all 50 states through an office located in Colorado.

North Dakota

The Company’s corporate headquarters, which is a full-service banking office located at 401 Demers Avenue, Grand Forks, North Dakota 58201, primarily serves the eastern North Dakota market along with two other full-service banking offices located in Grand Forks, North Dakota, two full-service banking offices located in Fargo and West Fargo, North Dakota, and one full-service banking office located in Northwood, North Dakota. The Grand Forks MSA had total deposits of $12.7 billion as of June 30, 2025, and ranks as the 116th largest MSA in the United States in total deposits, based on FDIC data. The Fargo MSA had total deposits of $4.1 billion as of June 30, 2025, and ranks as the 268th largest MSA in the United States in total deposits, based on FDIC data. The Company believes this market is rich in low-cost, core deposits and is strengthened by the Bakken Oil region. The Company can use these low-cost, core deposits to fund loans in higher-growth metropolitan markets.

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

Minnesota

The Company serves the Minnesota market through 19 full-service banking offices located primarily in the Twin Cities MSA and Rochester MSA. The Twin Cities MSA had total deposits of $232.6 billion as of June 30, 2025, and ranks as the 15th largest MSA in the United States in total deposits, based on FDIC data. The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment, and the presence of a diverse group of large and small national and international businesses making the Twin Cities MSA one of the most economically vibrant and diverse markets in the country. The Rochester MSA had total deposits of $7.4 billion as of June 30, 2025, and ranks as the 173rd largest MSA in the United States in total deposits, based on FDIC data. The Rochester MSA is defined by attractive market demographics, including strong household incomes, low unemployment, and the presence of prominent healthcare companies.

Arizona

The Company serves the Arizona market through full-service banking offices located in Phoenix and Scottsdale, Arizona. The Phoenix MSA had total deposits of $180.8 billion as of June 30, 2025, and ranks as the 19th largest metropolitan statistical area in the United States in total deposits, based on FDIC data. The Phoenix MSA is defined by attractive market demographics, including a large number of high-net-worth households, dense populations, low unemployment, and the presence of a diverse group of small-to-medium sized businesses.

The Company’s National Market

The Company’s retirement and benefit services business serves clients in all 50 states. It offers retirement and benefit services at all of the Company’s banking offices located in the three primary market areas. In addition, the Company operates one retirement and benefit services office Colorado. In addition, the Company’s Chief Retirement Services Officer oversees the development of the national market’s client base. Retirement and benefit services assets under administration/management and wealth assets under administration/management attributable to the National Market were $35.3 billion and $0.6 billion, respectively, as of December 31, 2025, representing approximately 78.6% and 11.8%, respectively of total retirement and benefit services assets under administration/management and wealth assets under administration/management, as of that date.

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

Human Capital Resources

The Company and its subsidiaries employed a total of 864 employees as of December 31, 2025, of which approximately:

●	821 are full-time employees; and

●	43 are part-time employees.

The Company’s workforce further breaks down into the following categories:

●	gender: male 294, female 570; and

●

ethnicity: 693 identify as white and 171 identify as either Alaskan Native or Native American, Asian, African American or Black, Hispanic or Latino, Native Hawaiian or Pacific Islander, Two or More Races or Ethnicities, or not specified.

The Company operates as a commercial wealth bank and national retirement and benefit provider with the following breakdown of employees:

●	Banking: 386 employees;

●	Retirement and Benefit: 295 employees; and

●	Wealth: 55 employees.

The staff and support divisions include 128 employees in Human Resources, Information Technology, Marketing, Audit, Legal, Compliance, and Executive staff.

Banking is a people- and relationship-driven business, and the Company’s employees are vital to the Company’s success in the financial services industry. In short, the Company’s long-term success depends on the Company’s ability to attract and retain top performers in every aspect of the Company’s business. The Company believes a diverse workforce better enables the Company to understand its client base, and to help its clients meet their own goals and expectations.

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

The Company’s compensation programs are designed to align the compensation of its employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of the Company’s compensation programs balances incentive earnings for both short-term and long-term performance. Specifically, the Company compensates most of its employees through a combination of base salary, sales incentive programs or an annual performance bonus program tied to company success measures, and a long-term equity program tied to Company long-term performance. Each element of compensation is designed to achieve a compensation package that is competitive in the Company’s markets and within the Company’s industry. The Company has engaged for 2025 and prior periods, compensation consultant FW Cook to perform compensation analysis and benchmarking compared to the peer group for executive compensation plans. For all other areas, the Company has used McLagan, a division of Aon, to provide benchmarking and analysis for base salary structures and sales incentive programs.

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

The Company provides policies and training on ethical conduct. The Company maintains an open-door policy to encourage communication, feedback and discussion about any matter of importance to any employees. The Company hired Lighthouse Services to provide employees with a confidential reporting mechanism for misconduct, including discrimination, ethics, harassment and hostility, human resource issues, privacy, security and safety.

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

SUPERVISION AND REGULATION

General

Alerus Financial Corporation, a financial holding company, and its subsidiary, Alerus Financial, National Association, a national banking association, are extensively regulated under federal law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various banking agencies, including the Company’s primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), as well as the FDIC, as the insurer of the Bank’s deposits, and consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC, and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments that the Company and the Bank may make; required capital levels relative to the Company’s assets; the nature and amount of collateral for loans; the establishment of branches; the Company’s and the Bank’s ability to merge, consolidate and acquire; dealings with the Company’s and Bank’s insiders and affiliates; and the Company’s payment of dividends.

In response to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) clarified the inapplicability of certain of the Dodd-Frank Act reforms to community banking organizations, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. The Company believes that these developments may be favorable to the operations of the Company or the Bank; however, future changes in laws, regulations, or supervisory priorities and their impacts on the Company’s or the Bank’s business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability and performance, earnings, liquidity, and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general. In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the OCC, the Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to reduce the regulatory burden on community banking organizations in connection with anti-money laundering and countering the financing of terrorism examinations; and (iii) generally to streamline examination procedures for community banking organizations by allowing examiners to tailor the scope and frequency of examinations based on risk-based supervision, consistent with applicable laws and regulations. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins), known as the Basel III Rule. The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously, and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital and required deductions from CET1 if such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized,” as follows:

●	A ratio of CET1 equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% of risk-weighted assets.

In addition, banking organizations that want to make capital distributions (including dividends and share repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% of CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.

Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by an institution’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, risks, such as interest rate risk, or risks associated with credit concentrations, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well capitalized, the Company and the Bank must maintain:

●	A CET1 ratio to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;

●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer requirement described above.

As of December 31, 2025: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well capitalized, as defined by OCC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. The Company also remained in compliance with the capital conservation buffer of 2.5 % as of December 31, 2025.

Basel III Endgame Proposal. Previously, the federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any reproposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”), of between 8 and 10%. Under a final regulation promulgated by the federal banking agencies, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. Neither the Company nor the Bank has elected to use the CBLR framework at this time.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the outstanding voting shares of any nonbanking entity and from engaging in any business other than that of banking, managing, and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries by the Company may be required from other agencies that regulate such nonbank company.

Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain the Company’s status as a financial holding company, both the Company and the Bank must be well capitalized, well managed, and the Bank must have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that either the Company or the Bank is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company is subject to the complex, consolidated capital requirements of the Basel III Rule, see “-The Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to stockholders may be affected by both general corporate law considerations and policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets in CET1 above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “-The Role of Capital” above.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC.

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

The Dodd-Frank Act also directed the Federal Reserve, in coordination with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like the Company, are expected to implement less extensive and less formalized systems pursuant to the guidance.

Supervision and Regulation of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act, and a member of the Federal Reserve System. The deposit accounts of the Bank are insured by the deposit insurance fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.

As a national bank, the Bank is subject to the examination, supervision, reporting, and enforcement requirements of the OCC, the chartering authority for national banks. The Bank’s defined business lines of Banking, Retirement and Benefit, and Wealth are each subject to the OCC’s authority. The FDIC, as administrator of the DIF, also has residual regulatory authority over the Bank.

Supervision of Business Segments. As a national bank, the Bank is subject to examination and enforcement by the OCC. The OCC examines the Bank’s Banking business segment as part of its safety and soundness examinations, which evaluate not only compliance with applicable laws and regulations, but also capital adequacy, asset quality (with rigorous loan portfolio reviews), risk management, management ability and performance, earnings, liquidity, and various other factors. Many of these topics are discussed further below.

The Bank’s Retirement and Benefit and Wealth business segments are subject to separate examination as trust activities (generally on the same cycle as safety and soundness examinations). The OCC’s trust examinations evaluate compliance with applicable law, management ability, operations, internal controls and auditing, earnings, compliance, and asset management. In addition to federal oversight, these business segments are subject to a multitude of state laws (because trust law is primarily governed at the state level), as well as federal requirements applicable to the Bank and individual accounts. Relevant legal frameworks include trust investment law, securities law, banking law, tax law, contract law, anti-money laundering requirements, environmental law, consumer protection law, criminal law, and sanctions laws and regulations. The Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code are the primary sources of law governing the structure, administration, and operation of employee benefit plans. The U.S. Department of Labor is primarily responsible for administering and enforcing ERISA.

The OCC has broad enforcement authority to impose penalties, restrictions, and limitations on the Bank where it determines, among other things, that the Bank’s operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank to the DIF attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company and the Bank are subject to the FDIC’s special assessment as a banking organization with assets of $5 billion or more, the Company does not have to pay the special assessment.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the OCC’s general assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2025, the Bank paid supervisory assessments to the OCC totaling $488 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). Although these tests do not apply to the Bank, the Company continues to review its liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s year-to-date income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay dividends have to maintain 2.5% in CET1 attributable to the capital conservation buffer. See “-The Role of Capital” above.

Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by, and subject to the limitations set forth in, the National Bank Act, as well as OCC regulations and interpretations. The Bank may be required to obtain approval from the OCC and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies, including the OCC and the FDIC, rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.

Branching Authority. National banks headquartered in North Dakota, such as the Bank, have the same branching rights in North Dakota as banks chartered under North Dakota law, subject to OCC approval. North Dakota law grants North Dakota-chartered banks the authority to establish branches anywhere in the State of North Dakota, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or to acquire individual branches of a bank in another state (rather than to acquire an out-of-state bank in its entirety) without impediments.

Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect, may result in formal agency orders directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Operating in an unsafe or unsound manner also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies, including the OCC, signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks—including credit, market, liquidity, operational, and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have taken a number of actions to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups. The key risk themes identified for 2025 are discussed under Item 1A of this Form 10-K.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to numerous U.S. laws and regulations aimed at protecting non-public, personal and confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of such non-public customer information, and in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing or nonmarketing purposes. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

The Bank and the Company also are subject to a number of laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems, and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting; (ii) real estate development or real estate investment activities (unless otherwise permitted by law); (iii) insurance company portfolio investments; and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to conditions, including, among other things, requirements that the bank be well managed and well capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). At this time, the Bank has not applied for approval to establish any financial subsidiaries.

Federal Home Loan Bank System. The Bank is a member of a Federal Home Loan Bank (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized, as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The OCC regularly assesses the Bank’s record of meeting these credit needs through periodic CRA examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

In 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995. Additionally, the OCC has indicated that, although the frequency of OCC examinations based on statutory requirements is unlikely to change, bank examiners will have greater discretion in determining the scope of compliance and consumer compliance activities that often inform the CRA evaluation process, which could result in more streamlined CRA examinations for community banks.

Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act (“BSA”) is a U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism, and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct.

The BSA and related regulations require financial institutions to establish and maintain policies and procedures for addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, certain of the federal banking agencies, including the OCC, and the Financial Crimes Enforcement Network (FinCEN) have recently pursued or considered efforts to modernize and streamline AML/CFT compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain compliance burden, particularly for lower-risk and community banking organizations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to any single industry or economic segment. Concentration in CRE lending is one area of regulatory focus. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (the “CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not establish binding limits on CRE lending activities, but instead is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in many CRE markets, increased competitive pressures, rising CRE concentrations, and an easing of CRE underwriting standards. In other statements, the agencies reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. Based on the Bank’s loan portfolio, as of December 31, 2025, at 302.0%, the Bank's applicable investor CRE loans, as a percentage of its risk-based capital, slightly exceeded the regulatory guideline limit of 300%. Robust concentration management processes are in place to monitor this level of exposure, and the Company is following regulatory guidance as to prudent CRE concentration management, including appropriate underwriting and risk management practices.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable banking agencies.

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages ability-to-repay standards.

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. However, more recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain statutory authority to administer, supervise, and enforce federal consumer financial protection laws. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Although national banks, including the Bank, historically have benefited from federal preemption of certain state consumer protection laws, recent court decisions have called into question the scope of preemption under the National Bank Act, potentially narrowing the circumstances in which such laws are preempted, as applied to national banks operating in particular states. As a result, national banks, including the Bank, may be required to monitor, and potentially comply with, a broader range of state consumer protection requirements that could increase the Bank’s compliance costs and regulatory complexity, notwithstanding continued OCC support for a robust interpretation of preemption under the National Bank Act.

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

●

the occurrence of fraudulent activity, breaches or failures of the Company’s or its third-party vendors’ information security controls or cybersecurity-related incidents, including those employing artificial intelligence or resulting from insider fraud;

●	interruptions involving the Company’s information technology and telecommunications systems or third-party services;

●	potential losses incurred in connection with mortgage loan repurchases;

●	the composition of the Company’s executive management team and the Company’s ability to attract and retain key personnel;

●	labor shortages;

●	regulatory scrutiny concerning the Company’s third-party business relationships;

●	changes in the Company’s dividend policy;

●	increased competition in the financial services industry from non-banks;

●	global economic and trade conditions; and

●	severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism, civil unrest or other adverse external events.

Liquidity and Funding Risks

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	concentrations of large depositors who may have deposits above the FDIC insurance limit;

●	the Company’s dependence on dividends from the Bank; and

●	the Company’s ability to maintain sufficient capital and raise additional capital.

Legal, Accounting and Compliance Risks

●	the effectiveness of the Company’s risk management framework;

●	the accuracy of the techniques, models and assumptions underlying the Company’s accounting estimates and risk management processes and controls;

●	new or revised accounting standards;

●	any material weaknesses in the Company’s internal control over financial reporting;

●

the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions and investigations against the Company or to which the Company may become subject, including investigations and litigation relating to the Company’s ESOP and retirement plan fiduciary services commenced by the DOL or third parties;

●	the extensive regulatory framework that applies to us; and

●	the impact of recent and future legislative and regulatory changes, including policies proposed by the new presidential administration.

Market and Interest Rate Risks

The Company’s business is subject to interest rate risk, and fluctuations in interest rates may adversely affect the Company’s earnings.

Fluctuations in interest rates may negatively affect the Company’s business and may weaken demand for some of the Company’s products. The Company’s earnings and cash flows are dependent, in part, on net interest income, which is the difference between the interest income that the Company earns on interest-earning assets, such as loans and investment securities, and the interest expense that the Company pays on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the retirement and benefit services and wealth businesses which may have a negative impact on the Company’s fee income. Additionally, changes in interest rates also affect the Company’s ability to fund operations with client deposits and the fair value of securities in the Company’s investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

It is currently expected that, during 2026, the Federal Open Market Committee of the Federal Reserve (“FOMC”) will continue to closely monitor interest rates, in part to manage the rate of inflation to its preferred level. In the fourth quarter of 2025, the FOMC decreased the target range for the federal funds rate to a range of 3.50% to 3.75%, following a series of significant increases beginning in 2023. If the FOMC further alters the targeted federal funds rates, overall interest rates likely will continue to change, which may impact the entire national economy. Changes in interest rates directly impact the Company’s net interest income and also may affect the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

The Company’s interest-earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest-earning assets and interest-bearing liabilities. The Company cannot control or accurately predict changes in market rates of interest.

In addition, the Company could be prevented from altering the interest rates charged on loans or from maintaining the interest rates offered on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which the Company competes. As of December 31, 2025, the Company had $807.9 million of non-maturity, noninterest bearing deposit accounts and $2.8 billion of non-maturity interest bearing deposit accounts. The Company does not know what market rates will be throughout 2026, including the frequency and significance with which the FOMC may continue to change the target range for the federal funds rate. If the Company fails to offer interest at a sufficient level to keep these non-maturity deposits, core deposits may be reduced, which would require the Company to obtain funding in other ways or risk slowing future asset growth.

The Company could recognize losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2025, the fair value of the Company’s securities portfolio was approximately $742.1 million, or 14.2% of total assets. Factors beyond the Company’s control can significantly influence and cause potential adverse changes to the fair value of securities in the Company’s portfolio. For example, fixed-rate securities acquired by the Company are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or the Company’s own analysis of the value of the securities, defaults by the issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors, as well as changing economic and market conditions or other factors, could cause write-downs and realized or unrealized losses in future periods and declines in other comprehensive income (loss) (“OCI”), which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The process for determining whether a write-down is required usually requires complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms.

A large percentage of the Company’s investment securities classified as available-for-sale has fixed interest rates. As is the case with many financial institutions, the Company’s emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in the Company’s interest-bearing liabilities having a shorter duration than interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates increased beginning in 2023, the Company’s cost of funds increased more rapidly than the yields on a substantial portion of its interest-earning assets. In addition, the market value of the Company’s fixed-rate assets, for example, investment securities, declined during those same periods. In line with the foregoing, the Company has experienced and may continue to experience changes in the cost of interest-bearing liabilities primarily due to changes in the rates the Company pays on some of its deposit products to stay competitive within the Company’s market areas and variable borrowing costs resulting from changes in the federal funds rate.

The Company may also incur significant losses from strategic balance sheet repositioning efforts or future asset sales. During the fourth quarter of 2025, the Company sold $360.1 million of available-for-sale securities as part of a strategic balance sheet repositioning, which resulted in a one-time pre-tax net loss of $68.4 million. At December 31, 2025, the Company had $30.2 million of unrealized losses in its securities portfolio. If the Company is forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, it would recognize as a charge to earnings the losses attributable to those securities. The Company’s securities portfolio had a weighted average effective duration of 3.5 years at December 31, 2025, so the Company expects an increase in unrealized losses if interest rates increase in 2026.

Monetary policies of the Federal Reserve could adversely affect the Company’s financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to control levels of inflation.  The Federal Reserve is mandated to pursue the goals of maximum employment and price stability and, from 2022 through the first half of 2024, made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. This has helped drive a significant increase in prevailing interest rates, however it has had a negative effect on the Company’s net interest income and has harmed the value of the Company’s securities portfolio, which had $3.6 million in unrealized losses in available-for-sale investment securities at December 31, 2025. This decline in value has negatively affected the Company’s tangible book value. Higher interest rates can also negatively affect the Company’s customers’ businesses and financial condition, and the value of collateral securing loans in the Company’s portfolio. While the FOMC reduced the target range for the federal funds rate in 2025, there is no guarantee that these decreases will be continued in 2026.

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

As a bank, the Company’s business requires it to manage credit risk; however, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. As a lender, the Company is exposed to the risk that its borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, proper loan underwriting, and changes in economic and industry conditions, and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to the Company about its business in a timely manner, or may present inaccurate or incomplete information to the Company, as well as risks relating to the value of collateral. To manage credit risk, the Company must, among other actions, maintain disciplined and prudent underwriting standards and ensure that the Company’s bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by the Company’s employees in underwriting and monitoring loans, or the Company’s inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of the Company’s loan portfolio, may result in loan defaults, foreclosures and charge-offs and may necessitate that the Company significantly increase its allowance for credit losses, each of which could adversely affect net income. As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

As of December 31, 2025, the Company’s allowance for credit losses as a percentage of total loans was 1.53%, and as a percentage of total nonperforming loans was 89.7%. Although management believes that the allowance for credit losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce net income and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company may also be required to take additional provisions for loan losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by the Company’s banking regulators. The Company’s banking regulators periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require the Company to adjust its determination of the value for these items. These adjustments may have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The United States has experienced elevated levels of inflation in recent years, with the consumer price index climbing approximately 2.7% in 2025, before seasonal adjustment. Continued elevated levels of inflation could have complex effects on the Company’s business, results of operations and financial condition, some of which could be materially adverse. For example, while the Company generally expects any inflation-related increases in the Company’s interest expense to be offset by increases in interest income, inflation-driven increases in the Company’s levels of noninterest expense could negatively impact results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and the Company’s clients’ ability to repay indebtedness. It is possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect the Company’s business. The duration and severity of the current inflationary period cannot be estimated with precision.

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

At December 31, 2025, approximately 79.8% of the Company’s total loan portfolio was comprised of loans with real estate as a primary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market. Such declines and losses would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. In addition, adverse or extreme weather events, including tornadoes, wildfires, flooding and mudslides can cause damage to property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Commercial and industrial loans represented 18.2% of the Company’s total loan portfolio at December 31, 2025. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment generally, or in certain specific industries, may increase the Company’s risk related to commercial loans. In the current economic environment, the cumulative effects of inflation, labor shortages, supply chain constraints and the threat of new tariffs, recession and changes to immigration policies which could impact labor supply may adversely affect C&I loans, especially if general economic conditions worsen. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. The Company’s C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business and economic trends. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 6.1% of the Company’s total loan portfolio as of December 31, 2025. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, the Company may have inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, the Company may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while the Company attempts to dispose of it.

The Company’s concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $908.4 million and $954.6 million, or 22.4% and 23.9%, of the Company’s loan portfolio at December 31, 2025 and 2024, respectively. These loans are secured primarily by properties located in the states of Minnesota, North Dakota and Arizona. These loans generally have lower yields relative to other loan categories within the Company’s loan portfolio. While these loans may possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within the Company’s portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

As of December 31, 2025, the Company had $0.3 million of foreclosed assets, which typically consist of properties that the Company obtains through foreclosure. Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurance and utilities, are reported in noninterest expense.

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

The Company’s mortgage loan portfolio consists, in part, of home equity lines of credit (“HELOC”). A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which the Company typically does not service if the loan is sold. By not servicing the first mortgage loans, the Company is unable to track any delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five or ten years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 15 or 20 years. The conversion of a HELOC to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

Operational, Strategic and Reputational Risks

Noninterest income represents a significant portion of the Company’s total revenue and may be negatively impacted by changes in economic or market conditions and competition.

A significant portion of the Company’s revenue results from fee-based services provided by the retirement and benefit and wealth services business. This contrasts with many other community and regional banks that rely more heavily on interest-based sources of revenue, such as loans and investment securities. For the year ended December 31, 2025, noninterest income represented approximately 23.1% of the Company’s total revenue, which includes net interest income and noninterest income, a significant portion of which is derived from the Company’s retirement and benefit services business. This fee income business presents special risks not borne by other institutions that focus exclusively on banking. The level of these fees is influenced by several factors, including the number of plans and participants the Company provides retirement, advisory and other services for, the level of transactions within the plans, the investment decisions of plans and participants and overall asset values of the plans whose fees are earned based on the level of assets in the plans, and the number of wealth clients and the asset values of their accounts. If the Company is unable to maintain the Company’s number of retirement plans participants, and wealth clients, AUA and AUM at historical or greater levels, the Company’s fee income derived from this business may decline. For example, in a typical year the Company expects to experience outflows in AUA and AUM due to withdrawals, client turnover, plan terminations and mergers and acquisition activity. In 2025, the Company experienced outflows of $6.5 billion in the Company’s retirement and benefit services division partially offset by inflows of $5.6 billion.

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

Part of the Company’s business strategy is to focus on organic growth, which includes leveraging the Company’s business lines across the Company’s entire client base, enhancing brand awareness and building the Company’s infrastructure. The success of the Company’s organic growth strategy depends on the Company’s ability to increase loans, deposits, AUM and AUA at acceptable risk levels without incurring offsetting increases in noninterest expense. The Company may not be successful in generating organic growth if the Company fails to effectively execute its business strategy, or as a result of other factors, including delays in introducing and implementing new products and services and other impediments resulting from regulatory oversight or lack of qualified personnel at the Company’s office locations. In addition, the success of the Company’s organic growth strategy will depend on maintaining sufficient regulatory capital levels, the Company’s ability to raise additional capital to implement its business plan and on favorable economic conditions in the Company’s primary market areas. Failure to adequately manage the risks associated with the Company’s anticipated organic growth could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition to the Company’s organic growth strategy, it intends to expand business by acquiring other banks and financial services companies, but may not be successful in doing so, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

While a key element of the Company’s business strategy is to grow the Company’s banking franchise and increase the Company’s market share through organic growth, the Company intends to take advantage of opportunities to acquire other banks and financial services companies, including wealth management and retirement administration businesses, as such opportunities present themselves. For example, in the fourth quarter of 2024, the Company completed the acquisition of HMNF, the holding company for Home Federal Savings Bank headquartered in Rochester, Minnesota. Although the Company intends to continue to grow its business through organic growth and strategic acquisitions, because certain of the Company’s market areas are comprised of mature, rural communities with limited population growth, the Company anticipates that much of its future growth will be dependent on the Company’s ability to successfully implement the Company’s acquisition growth strategy. However, the Company may not be able to identify suitable acquisition targets, or may not succeed in seizing such opportunities when they arise or in integrating any such banks or financial service companies within the Company’s existing business framework following acquisition. In addition, even if suitable targets are identified, the Company expects to compete for such businesses with other potential bidders, many of which may have greater financial resources than the Company, which may adversely affect the Company’s ability to make acquisitions at attractive prices. The Company’s ability to execute on acquisition opportunities may require the Company to raise additional capital and to increase the Company’s capital position to support the growth of the Company’s franchise. It will also depend on market conditions over which the Company has no control. Moreover, certain acquisitions may require the approval of the Company’s bank regulators, and the Company may not be able to obtain such approvals on acceptable terms, if at all.

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

If the Company grows through acquisitions, it may expose it to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial position, results of operations and growth prospects. Acquiring other banks and financial service providers involve risks commonly associated with acquisitions, including:

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

In addition to the foregoing, the Company may face risks in acquisitions to the extent the Company acquires new lines of business or new products, or enter new geographic areas, in which the Company has little or no current experience, especially if the Company loses key employees of the acquired operations. If the Company hires a new team of employees, the Company may incur additional expenses relating to their compensation without any guarantee that such new team will be successful in generating new business. In addition, if the Company later determines that the value of an acquired business has decreased and that the related goodwill is impaired, an impairment of goodwill charge to earnings would be recognized.

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

In 2025, the Company’s retirement and benefit services business experienced outflows of AUA and AUM of $6.5 billion, due to participant withdrawals, client turnover, plan terminations and mergers and acquisition activity. the Company believes this level of runoff is typical in the industry. To maintain and grow this business, the Company believes it needs to be an active acquirer and seek to complete acquisitions of retirement administration providers if the Company is able to find quality acquisition opportunities. If the Company is unable to source a pipeline of potential acquisitions of companies that it determines are a good strategic fit for the Company, the Company’s retirement and benefit services business may fail to grow or even shrink, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

If the Company is unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, the Company’s noninterest income could decrease.

The Company derives a portion of its noninterest income from the origination of RRE loans and the subsequent sale of such loans into the secondary market. If the Company is unable to continue to originate and sell RRE loans at historical or greater levels, it could negatively impact the Company’s earnings. A shifting interest rate environment, general economic conditions, market volatility or other factors beyond the Company’s control could adversely affect the Company’s ability to originate RRE loans. Mortgage banking income is highly influenced by the level and direction of mortgage interest rates and real estate and refinancing activity. In a lower interest rate environment, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of the Company’s mortgage servicing rights as the rate of loan prepayments increase. In a higher interest rate environment, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing fee income opportunities. As a result of the elevated interest rate environment over the past few years, the Company saw continued lower demand for mortgage loans and refinancing activity in 2025. In 2025, the Company originated $484.8 million of mortgage loans, compared to $334.3 million in 2024.

The financial services industry is experiencing an increase in regulatory and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and the Company is unable to make conforming technology upgrades, the Company’s ability to originate mortgage loans will be reduced or eliminated. Additionally, the Company sells a large portion of its RRE loans to third-party investors, and changing interest rates could affect the Company’s ability to generate suitable profits on the sale of such loans. If interest rates increase after the Company originates the loans, the Company’s ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue the Company generates from RRE loans and in certain instances, could result in a loss on the sale of the loans.

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

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence or resulting from insider fraud. Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. Moreover, several large corporations, including retail companies, financial institutions and third-party vendors specializing in providing services to financial institutions, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and employees and subjecting them to potential fraudulent activity. The Company is not aware of having experienced any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information having a material impact on the Company as a result of a direct cyber security breach or other act on the Bank; however, some of the Company’s clients and third-party vendors have been affected by such breaches, which could increase their risks of identity theft and other fraudulent activity that could involve client accounts at the Bank.

Information pertaining to the Company and its clients is maintained, and transactions are executed, on networks and systems maintained by the Company and certain third-party partners, such as the Company’s online banking, mobile banking, record-keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect the Company and the Company’s clients against fraud and security breaches and to maintain the confidence of the Company’s clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to the Company’s systems or the confidential information of the Company’s clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that the Company uses to prevent fraudulent transactions and to protect data about us, the Company’s clients and underlying transactions, as well as the technology used by the Company’s clients to access the Company’s systems. The Company’s third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to the Company or its clients, loss of business or clients, damage to the Company’s reputation, the incurrence of additional expenses, disruption to the Company’s business, additional regulatory scrutiny or penalties or the Company’s exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses of those products incorporating artificial intelligence assist in producing for the Company or its third-party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third-party partners.

The Company depends on information technology and telecommunications systems, and any systems failures, interruptions or data breaches involving these systems could adversely affect the Company’s operations and financial condition.

The Company’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. The risks resulting from use of these systems result from a variety of factors, both internal and external. The Company is vulnerable to the impact of failures of its systems to operate as needed or intended. Such failures could include those resulting from human error, unexpected transaction volumes, intentional attacks or overall design or performance issues.

The Company outsources to third parties many of its major systems, such as data processing and mobile and online banking. In addition, the Company partners with a leading financial technology company to create an online account portal that integrates the Company’s diverse product applications into a user-friendly experience for the Company’s consumer clients. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of the Company’s ability to process loans or gather deposits and provide customer service, compromise the Company’s ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage the Company’s reputation, result in a loss of client business or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt the Company’s operations or adversely affect its reputation.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon its, and its third-party partners’, ability to address the needs of the Company’s clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in operations. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require the Company in the future to make substantial expenditures to modify or adapt the Company’s existing products and services as it grows and develops new products to satisfy the Company’s customers’ expectations, remain competitive and comply with regulatory guidance. The Company may experience operational challenges as it implements these new technology enhancements, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner.

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

The Company’s use of third-party vendors, including the financial technology company it partners with to create a customer portal, for certain information systems is subject to increasingly demanding regulatory requirements and attention by the Company’s federal bank regulators. Recent regulations require the Company to enhance its due diligence, ongoing monitoring and control over the Company’s third-party vendors and other ongoing third-party business relationships. In certain cases, the Company may be required to renegotiate the Company’s agreements with these vendors to meet these enhanced requirements, which could increase costs. The Company expects that regulators will hold the Company responsible for deficiencies in oversight and control of its third-party relationships and in the performance of the parties with which the Company has these relationships. As a result, if the Company’s regulators conclude that it has not exercised adequate oversight and control over the Company’s third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, the Company could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The Company faces intense competition from other banks and non-bank financial services companies that could hurt its business.

The Company operates in the highly competitive financial services industry and faces significant competition for clients from financial institutions located both within and beyond the Company’s market areas. Overall, the Company competes with national commercial banks, regional banks, private banks, mortgage companies, online lenders, savings banks, credit unions, non-bank financial services companies, other financial institutions, including investment advisory and wealth management firms, financial technology companies, digital asset service providers and securities brokerage firms, operating within or near the areas the Company serves. Many of the Company’s non-bank competitors are not subject to the same extensive regulations that govern the Company’s activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

In addition, the Company is a financial holding company, and the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends, as outlined in more detail in the section “SUPERVISION AND REGULATION−Supervision and Regulation of the Company−Dividend Payments” above. It is the policy of the Federal Reserve that bank and financial holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

The Company is a separate and distinct legal entity from its subsidiaries, including the Bank. The Company receives substantially all of its revenue from dividends from the Bank, which it uses as the principal source of funds to pay expenses. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of the Company’s non-bank subsidiaries may pay the Company. Such limits are also tied to the earnings of the Company’s subsidiaries, as outlined in more detail in the section “SUPERVISION AND REGULATION−Supervision and Regulation of the Company−Dividend Payments” above. If the Bank does not receive regulatory approval or if its earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company’s ability to pay its expenses and its business, financial condition or results of operations could be materially and adversely impacted.

Future issuances of common stock could result in dilution, which could cause the Company’s common stock price to decline.

The Company is generally not restricted from issuing additional shares of stock, up to totals of 60,000,000 shares of common stock and 2,000,000 shares of preferred stock authorized in the Company’s certificate of incorporation, as amended, which in each case could be increased by a vote of the holders of a majority of the Company’s shares of common stock. The Company may issue additional shares of common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If the Company chooses to raise capital by selling shares of common stock for any reason, the issuance would have a dilutive effect on the holders of the Company’s common stock and could have a material negative effect on the market price of the Company’s common stock.

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

In any liquidation, dissolution or winding up of the Company, the Company’s common stock would rank junior in priority to all claims of debt holders against the Company and claims of all of the Company’s outstanding shares of preferred stock. As of December 31, 2025, the Company had $50.0 million of subordinated notes payable and $9.2 million of junior subordinated debentures outstanding. The Company does not currently have any shares of preferred stock issued and outstanding. As a result, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of its obligations to debt holders have been satisfied and holders of senior equity securities, including any preferred shares, if any, have received any payment or distribution due to them.

The Company’s business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

The Company’s businesses and operations, which primarily consist of lending money to clients in the form of commercial and residential mortgage loans, borrowing money from clients in the form of deposits and savings accounts, investing in securities, and providing wealth, trust, fiduciary and recordkeeping services, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, the Company’s growth and profitability from the Company’s lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, potential imposition of tariffs and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions and political relations in foreign countries and weakening global trade due to increased anti-globalization sentiment and tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Further, a general economic slowdown could decrease the value of the Company’s AUA and AUM resulting in lower asset-based noninterest retirement and benefits and wealth fees and clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income. All of these factors are detrimental to the Company’s business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including ongoing conflicts in the Middle East, between Russia and Ukraine, and recent military actions in Venezuela, which have the potential to increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of these or future conflicts on the Company’s business are difficult to predict at this time, but in addition to inflationary pressures affecting the Company’s operations and those of the Company’s customers and borrowers, the Company may also experience an increase in cyber-attacks against us, the Company’s customers and borrowers, service providers and other third parties.

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

The financial services industry is undergoing rapid change, as technology enables traditional banks to compete in new ways and non-traditional entrants to compete in certain segments of the banking market, in some cases with reduced regulation. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, online lending and low-cost investment advisory services. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. For example, new business models have been observed in retail payments, consumer and commercial lending, foreign exchange and low-cost investment advisory services. While the Company closely monitors business disruptors and seeks to adapt to changing technologies, matching the pace of innovation exhibited by new and differently situated competitors may require the Company and policy-makers to adapt at a greater pace. Because the financial services industry is experiencing rapid changes in technology, the Company’s future success will depend in part on its ability to address its clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client.

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

The Company’s most important source of funds consists of the Company’s client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as bonds, treasuries or stocks, as providing a better risk/return tradeoff. Total deposits decreased in 2025, as clients demanded higher interest rates on deposit accounts to compete with higher yielding short-term investments available. The Company’s future growth will largely depend on its ability to maintain and grow a strong deposit base and the Company’s ability to retain its largest retirement and benefit services and wealth clients, many of whom are also depositors. If clients move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, which would require the Company to seek other funding alternatives, including increasing the Company’s dependence on wholesale funding sources, in order to continue to grow, thereby increasing the Company’s funding costs and reducing net interest income and net income.

Additionally, uninsured deposits have historically been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- to mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of higher prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available for sale (“AFS”) securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

The Company also accesses collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which reduces standby liquidity by restricting the potential liquidity of the pledged collateral. As of December 31, 2025, the Company had pledged $115.1 million of investment securities for this purpose, which represented approximately 15.5% of the Company’s total securities portfolio. If the Company is unable to pledge sufficient qualifying collateral to secure public funding, it may lose access to this source of liquidity that the Company has historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve and the FHLB. The Company may also borrow from third-party lenders from time to time. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to the Company’s repurchase agreements could reduce the Company’s available liquidity. At December 31, 2025, the Company’s borrowed funds increased to $308.8 million, compared to $239.0 million at December 31, 2024. The balance of borrowed funds as of December 31, 2025 included $250.0 million in FHLB advances and $58.8 million in federal funds purchased. Despite the increase in borrowings, the Company’s cost of funds decreased in 2025 compared to 2024, as a result of the lower interest rate environment.

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

The Company depends primarily on core deposits from its clients, which consist of noninterest bearing deposits, interest bearing checking accounts, certificates of deposit less than $250,000 and money market savings accounts, as the Company’s primary source of funding for lending activities. The Company’s future growth will largely depend on its ability to maintain and grow this strong, core deposit base and the Company’s ability to retain its retirement and benefit and wealth clients, many of whom are also depositors. Deposit and account balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits or money market accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), the Company could lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.

The Company supplements its core deposit funding with non-core, short-term funding sources, including FHLB advances and fed funds purchased. As of December 31, 2025, the Company had $250.0 million FHLB advances and $58.8 million of federal funds purchased from the FHLB. The Company’s maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans the Company can pledge. As of December 31, 2025, the Company’s advances from the FHLB were collateralized by $1.3 billion of real estate loans. If the Company is unable to pledge sufficient qualifying collateral to secure funding from the FHLB, it may lose access to this source of liquidity. If the Company is unable to access any of these types of funding sources or if its costs related to them increases, the Company’s liquidity and ability to support demand for loans could be materially adversely affected.

The Company’s high concentration of large depositors may increase its liquidity risk.

The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2025, the Company’s 10 largest depositor relationships accounted for approximately 7.7% of total deposits. This high concentration of depositors presents a risk to the Company’s liquidity if one or more of them decides to change its relationship with the Company and to withdraw all or a significant portion of their accounts, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, the Company may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty, reputational and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, certain community banks experienced deposit outflows following the bank failures in 2023. This systemic risk may adversely affect financial intermediaries with which the Company interacts on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on the Company’s access to liquidity or otherwise have a material adverse effect on its business, financial condition, results of operations and growth prospects.

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

The Company’s business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services and retirement benefits industries and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”).

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

The Company may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies, including the DOL, regarding the Company’s current or prior business activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change the Company’s business practices or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation. The Company’s involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in the Company’s favor, could also cause significant harm to the Company’s reputation and divert management attention from the operation of the Company’s business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.

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

Some of the services the Company provides, such as retirement plan administration, trust and investment services, require the Company to act as fiduciary for its clients and others. From time to time, third parties or government agencies may initiate audits or investigations, make claims and take legal action against the Company pertaining to the performance of its fiduciary responsibilities. For example, the Company previously sold its ESOP fiduciary services business, but remains subject to a number of lawsuits, including by the DOL and third parties, that are typical in that industry related to the Company’s ESOP fiduciary services. For additional information, see Note 16 (Legal Contingencies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

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

Pursuant to the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting under the standards of the PCAOB, the Company engaged its independent registered public accounting firm to perform an audit of its internal control over financial reporting under PCAOB standards as of any balance sheet date reported in the Company’s financial statements as of December 31, 2025. If our independent registered public accounting firm determines the Company has a future material weakness in its internal control over financial reporting, it could have a material adverse effect on the Company’s financial condition and results of operations, investors may lose confidence in the accuracy and completeness of its financial reports, the Company may face restricted access to capital markets, and the market price for its common stock may be adversely affected.

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

The Company’s retirement and benefit services and wealth businesses are highly regulated, primarily at the federal level. The failure of any of the Company’s businesses that provide retirement plan administration, investment management or wealth and trust services to comply with applicable laws or regulations could result in corrective payments, fines, suspensions of individual employees or other sanctions. The Company is also subject to the provisions and regulations of ERISA, to the extent that the Company acts as a “fiduciary” under ERISA with respect to certain of the Company’s clients, including clients who participate in “pooled employer plans” where the Company serves as “pooled plan provider.” ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. ERISA also gives the DOL broad authority to examine and investigate the operation and conduct of plans and fiduciaries. Changes in these laws or regulations or governmental enforcement initiatives could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2025, the Company’s net deferred tax asset was $23.1 million.

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

The Company, including through the Bank, is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and the Company could be negatively affected by these laws. For example, the Company’s business is subject to the Gramm-Leach-Bliley Act which, among other things, (i) imposes certain limitations on its ability to share nonpublic personal information about its clients with nonaffiliated third parties, (ii) requires that the Company provide certain disclosures to clients about the Company’s information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by the Company with nonaffiliated third parties (with certain exceptions) and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of the Company’s activities and the sensitivity of client information it processes, as well as plans for responding to data security breaches. Various state and federal banking agencies and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws, including with respect to the use of artificial intelligence by financial institutions and their service providers, that potentially could have a significant impact on the Company’s current and planned privacy, data protection and information security-related practices, the Company’s collection, use, sharing, retention and safeguarding of consumer or employee information and some of the Company’s current or planned business activities. This could also increase the Company’s costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

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

The federal banking agencies have issued the CRE Guidance, which provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit the Bank’s levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in more recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2025, at 302%, the Bank's applicable investor CRE loans, as a percentage of its risk-based capital, slightly exceeded the regulatory guideline limit of 300%. Robust concentration management processes are in place to monitor this level of exposure, and the Bank is following regulatory guidance as to prudent CRE concentration management including appropriate underwriting and risk-management practices.

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

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. In general, acquisitions of 10% or more of any class of voting stock of a bank holding company or depository institution generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

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

From time-to-time, the Company has identified minor cybersecurity threats and cybersecurity incidents that require the Company to make changes to its processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected the Company, it is possible that threats and incidents the Company identifies in the future could have a material adverse effect on its business strategy, results of operations and financial condition.

Governance. The Company’s management team is responsible for the day-to-day management of cybersecurity risks it faces, including the Company’s Executive Vice President and Chief Operating Officer and Director of Information Security. The Company’s current Director of Information Security has over 30 years of experience. For the past 9 years, the Company’s Director of Information Security has successfully managed teams, implementing and maintaining robust cybersecurity and data protection controls to safeguard the Company’s information assets. The Company’s Director of Information Security reports directly to our Executive Vice President and Chief Operating Officer, who possesses extensive expertise gained through over 30 years in various risk, operations and leadership roles. This combined experience ensures exceptional guidance and oversight of our cybersecurity program.

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

ITEM 2. PROPERTIES

The Company’s corporate offices are in Grand Forks, North Dakota and the Minneapolis-St. Paul, Minnesota metropolitan area. The Company operates full-service banking offices in Grand Forks, North Dakota (three offices), Northwood, North Dakota (one office), Fargo and West Fargo, North Dakota (two offices), the Twin Cities MSA (six offices), the Rochester MSA (four offices), southern Minnesota (seven offices), Pewaukee, Wisconsin (one office), Marshalltown, Iowa (one office), and the Phoenix MSA (two offices). The Company offers retirement and benefit and wealth products and services at all of its full-service banking offices. In addition, the Company operates one retirement and benefit services office in Colorado. The Company has relocated and remodeled several locations to utilize the Company’s spaces in a more efficient manner. As of December 31, 2025, sixteen of the Company’s office properties were owned and sixteen of the Company’s office properties were leased.

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

Stockholders

As of February 28, 2026, the Company had 418 holders of record of the Company’s common stock and an estimated 9,497 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Stock Repurchase Plans

The following table presents information related to repurchases of the Company’s common stock for each calendar month in the fourth quarter of 2025:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
October 1-31, 2025	227	$21.84	—	1,000,000
November 1-30, 2025	—	—	—	1,000,000
December 1-31, 2025	3,233	22.54	—	1,000,000
Total	3,460	$22.49	—	1,000,000

(1)	Represents shares of the Company’s common stock surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.
(2)

On December 12, 2023, the Board approved the Stock Repurchase Program, which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Stock Repurchase Program became effective on February 18, 2024, and replaced and superseded the Old Stock Repurchase Program. The Stock Repurchase Program will expire on February 18, 2027. The Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended December 31, 2025, the Company did not repurchase any shares of common stock under the Stock Repurchase Program. Does not include shares that may be purchased by the Company’s ESOP.

Performance Graph

The following graph compares the percentage change in the cumulative stockholder return of the Company’s common stock for the period December 31, 2021, through December 31, 2025. For the purposes of comparison, the graph illustrates comparable total stockholder returns of the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index. The graph assumes a $100.00 investment on December 31, 2021 in each case, and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2025.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2021	2022	2023	2024	2025
Alerus Financial Corporation	$100.00	$109.23	$89.68	$89.48	$79.97	$97.36
Nasdaq Composite Index	100.00	122.21	82.48	119.35	154.67	187.42
S&P U.S. Banks - Midwest Region Index	100.00	132.12	114.02	116.40	142.02	159.02

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

Results of operations for the year ended December 31, 2024 compared to results for the year ended December 31, 2023 can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

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

The Company’s primary banking market areas are the states of North Dakota, Minnesota, specifically, the Twin Cities MSA and Rochester MSA, and Arizona, specifically, the Phoenix MSA. In addition to the Company’s offices located in the Company’s banking markets, its retirement and benefit services business administers plans in all 50 states through offices located in Minnesota and Colorado.

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

As of December 31, 2025, the Company had $5.2 billion of total assets, $4.0 billion of total loans, $4.2 billion of total deposits, $564.9 million of stockholders’ equity, $44.9 billion of assets under administration/management in the Company’s retirement and benefit services segment, and $4.9 billion of assets under administration/management in the Company’s wealth segment.

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

●

Business services, software and technology—costs related to contracts with core system and third-party data processing providers, software and information technology services to support office activities and internal networks. The Company believes its technology spending enhances the efficiency of the Company’s employees and enables the Company to provide outstanding service to its clients. Technology and information system costs are primarily impacted by the number of locations the Company occupies, the number of employees, clients and volume of transactions the Company has and the level of service the Company requires from its third-party technology vendors.

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

●

Other operational expenses—includes costs related to marketing, donations, promotions, and expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned (“OREO”), for sale, and other general corporate expenses that do not fit within one of the specific noninterest expense lines described above. Other operational expenses are generally impacted by the Company’s business activities and needs.

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

The Company considers the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While the Company’s current evaluation indicates that the ACL on loans at December 31, 2025 and 2024 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2025 using the CECL methodology, included:

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

●

Forecast period and reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., the Company may elect to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, the Company may elect to use a longer forecast period. Generally, the Company expects its forecast period to range from one to two years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), the Company considers such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where the Company believes it is within the current economic cycle. At December 31, 2025, the Company used a one-year forecast period and one-year reversion period for each loan segment to measure the ACL on loans, except for PCD agricultural land and PCD agricultural production loans which utilize static PD and LGD assumptions.

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

Management utilizes their best judgement and information available; however, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s control which are inherently difficult to predict. The most significant factor is the macroeconomic scenario forecasts that determine the economic variables utilized in the loss driver models. Due to the inherent uncertainty in the macroeconomic forecasts, management utilized baseline, upside, and downside macroeconomic scenarios and weights the scenarios each period. At  December 31, 2025, the quantitative portion of the ACL estimate for collectively evaluated loans ranged from approximately $22.7 million when weighting the upside scenario to 100%, to approximately  $65.0 million when weighting the most severe downside scenario 100%. Management determined that a $31.4 million reserve for the quantitative portion of the ACL for collectively evaluated loans was appropriate as of  December 31, 2025.

As of December 31, 2025, the recorded ACL on loans was $61.9 million and represented the Company’s best estimate of expected credit losses within the loan portfolio. However, the Company may adjust its assumptions to account for differences between expected and actual losses each period. A future change of the Company’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within the loan portfolio, and the Company considers the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the ACL Governance Committee, and later reviewed and ratified by the Bank’s Board of Directors.

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

Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2025.

The consolidated selected financial data presented below contains financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures” below.

	As of and for the year ended December 31,
(dollars and shares in thousands, except per share data)	2025	2024
Selected Income Statement Data
Net interest income	$172,499	$107,045
Provision for loan losses	556	18,141
Noninterest income	51,876	114,930
Noninterest expense	201,227	180,675
Income before income taxes	22,592	23,159
Income tax expense	5,153	5,379
Net income	$17,439	$17,780
Per Common Share Data
Earnings - basic	$0.69	$0.84
Earnings - diluted	$0.68	$0.83
Adjusted earnings - diluted (1)	$2.78	$1.45
Dividends declared	$0.83	$0.79
Tangible book value per common share (1)	$17.55	$14.44
Average shares outstanding − basic	25,380	21,047
Average shares outstanding − diluted	25,697	21,321
Selected Performance Ratios
Return on average total assets	0.33%	0.39%
Adjusted return on average total assets (1)	1.35%	0.69%
Return on average common equity	3.32%	4.47%
Return on average tangible common equity (1)	6.29%	7.14%
Adjusted return on average tangible common equity (1)	19.48%	11.22%
Noninterest income as a % of revenue	23.12%	51.78%
Net interest margin (taxable-equivalent basis)	3.53%	2.56%
Adjusted net interest margin (taxable-equivalent basis) (1)	4.09%	3.14%
Efficiency ratio (1)	84.10%	77.92%
Adjusted efficiency ratio (1)	64.45%	73.45%
Dividend payout ratio	122.06%	95.18%
Average equity to average assets	9.95%	8.83%
Selected Balance Sheet Data - Period Ending
Loans	$4,048,022	$3,992,534
Allowance for credit losses	(61,915)	(59,929)
Investment securities	768,543	863,638
Assets	5,230,084	5,261,673
Deposits	4,192,003	4,378,410
Long-term debt	59,182	59,069
Total stockholders' equity (2)	564,934	495,410
Asset Quality Ratios
Net charge-offs/(recoveries) to average loans	0.05%	0.13%
Nonperforming loans to total loans	1.71%	1.58%
Nonperforming assets to total assets	1.33%	1.20%
Allowance for credit losses to total loans	1.53%	1.50%
Allowance for credit losses to nonperforming loans	89.65%	95.30%
Other Data
Retirement and benefit services assets under administration/management	$44,925,311	$40,728,699
Wealth assets under administration/management	$4,850,600	$4,579,189
Mortgage originations	$484,775	$334,318

(1)	Represents a Non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”
(2)	Includes ESOP-owned shares.

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP for the periods indicated:

	December 31,	December 31,
	2025	2024
Tangible common equity to tangible assets
Total common stockholders’ equity	$564,934	$495,410
Less: Goodwill	85,634	85,634
Less: Other intangible assets	33,371	43,882
Tangible common equity (a)	445,929	365,894
Total assets	5,230,084	5,261,673
Less: Goodwill	85,634	85,634
Less: Other intangible assets	33,371	43,882
Tangible assets (b)	5,111,079	5,132,157
Tangible common equity to tangible assets (a)/(b)	8.72%	7.13%
Tangible book value per common share
Total common stockholders’ equity	$564,934	$495,410
Less: Goodwill	85,634	85,634
Less: Other intangible assets	33,371	43,882
Tangible common equity (c)	445,929	365,894
Total common shares issued and outstanding (d)	25,406	25,345
Tangible book value per common share (c)/(d)	$17.55	$14.44

	December 31,	December 31,
	2025	2024
Return on average tangible common equity
Net income	$17,439	$17,780
Add: Intangible amortization expense (net of tax) (1)	8,304	5,353
Net income, excluding intangible amortization (e)	25,743	23,133
Average total equity	525,323	397,738
Less: Average goodwill	85,634	56,237
Less: Average other intangible assets (net of tax) (1)	30,470	17,534
Average tangible common equity (f)	409,219	323,967
Return on average tangible common equity (e)/(f)	6.29%	7.14%
Efficiency ratio
Noninterest expense	$201,227	$180,675
Less: Intangible amortization expense	10,511	6,776
Adjusted noninterest expense (g)	190,716	173,899
Net interest income (w)	172,499	107,045
Noninterest income	51,876	114,930
Tax-equivalent adjustment	2,402	1,202
Total tax-equivalent revenue (h)	226,777	223,177
Efficiency ratio (g)/(h)	84.10%	77.92%
Pre-Provision Net Revenue
Net interest income (w)	$172,499	$107,045
Add: Noninterest income	51,876	114,930
Less: Noninterest expense	201,227	180,675
Pre-provision net revenue	$23,148	$41,300
Adjusted noninterest income
Noninterest income	$51,876	$114,930
Less: Adjusted noninterest income items
Net gains (losses) on investment securities	(68,403)	—
Net gain (loss) on sale of loans	2,080
Net gain (loss) on sale of premises and equipment	(530)	3,941
Total adjusted noninterest income items (i)	(66,853)	3,941
Adjusted noninterest income (j)	$118,729	$110,989
Adjusted Noninterest (Loss) Income as a Percentage of Revenue
Adjusted noninterest income (j)	$118,729	$110,989
Add: Net interest income (w)	172,499	107,045
Adjusted revenue (x)	$291,228	$218,034
Adjusted noninterest (loss) income as a percentage of revenue (j)/(x)	40.77%	50.90%
Adjusted noninterest expense
Noninterest expense	$201,227	$180,675
Less: Adjusted noninterest expense items
Merger- and acquisition-related expenses	142	9,980
Severance and signing bonus expense	1,319	2,901
Total adjusted noninterest expense items (k)	1,461	12,881
Adjusted noninterest expense (l)	$199,766	$167,794
Adjusted Pre-Provision Net Revenue
Net interest income (w)	$172,499	$107,045
Add: Adjusted noninterest income (j)	118,729	110,989
Less: Adjusted noninterest expense (l)	199,766	167,794
Adjusted pre-provision net revenue	$91,462	$50,240
Adjusted efficiency ratio
Adjusted noninterest expense (l)	$199,766	$167,794
Less: Intangible amortization expense	10,511	6,776
Adjusted noninterest expense for efficiency ratio (m)	189,255	161,018
Tax-equivalent revenue
Net interest income (w)	172,499	107,045
Add: Adjusted noninterest income (j)	118,729	110,989
Add: Tax-equivalent adjustment	2,402	1,202
Total tax-equivalent revenue (n)	293,630	219,236
Adjusted efficiency ratio (m)/(n)	64.45%	73.45%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	December 31,	December 31,
	2025	2024
Adjusted net income
Net income	$17,439	$17,780
Less: Adjusted noninterest income (loss) items (net of tax) (1) (i)	(52,814)	3,113
Add: HMNF day one provision for credit losses and unfunded commitments (net of tax) (1)	—	6,140
Add: Adjusted noninterest expense items (net of tax) (1) (k)	1,154	10,176
Adjusted net income (o)	$71,407	$30,983
Adjusted Return on Average Assets
Average total assets (p)	$5,277,867	$4,503,483
Adjusted return on average assets (o)/(p)	1.35%	0.69%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (o)	$71,407	$30,983
Add: Intangible amortization expense (net of tax) (1)	8,304	5,353
Adjusted net income, excluding intangible amortization (q)	79,711	36,336
Average total equity	525,323	397,738
Less: Average goodwill	85,634	56,237
Less: Average other intangible assets (net of tax) (1)	30,470	17,534
Average tangible common equity (r)	409,219	323,967
Adjusted return on average tangible common equity (q)/(r)	19.48%	11.22%
Adjusted Net Interest Margin (Tax-Equivalent)
Net interest income (w)	$172,499	$107,045
Less: BTFP cash interest income	—	12,494
Add: BTFP interest expense	—	11,291
Less: Purchase accounting net accretion	(26,580)	(17,576)
Adjusted net interest income excluding BTFP impact	199,079	123,418
Add: Tax equivalent adjustment for loans and securities	2,402	1,202
Adjusted net interest income (s)	$201,481	$124,620
Interest-earning assets	4,957,720	4,221,873
Less: Average cash proceeds balance from BTFP	—	231,366
Add: Change in unearned purchase accounting discount	(26,580)	(17,576)
Adjusted interest-earning assets (t)	$4,931,140	$3,972,931
Adjusted net interest margin (tax-equivalent) (s)/(t)	4.09%	3.14%
Adjusted Earnings Per Common Share - Diluted
Adjusted net income (o)	$71,407	$30,983
Less: Dividends and undistributed earnings allocated to participating securities	(29)	37
Net income available to common stockholders (u)	71,436	30,946
Weighted-average common shares outstanding for diluted earnings per share (v)	25,697	21,321
Adjusted earnings per common share - diluted (u)/(v)	$2.78	$1.45
Adjusted Net Charge-Offs to Average Loans
Net charge-offs	$2,148	$4,154
Less: Charge-off of PCD reserves on loans transferred to non-mortgage loans held for sale	3,053	—
Adjusted net charge-offs (recoveries) (y)	(905)	4,154
Average loans (z)	$4,047,034	$3,099,015
Adjusted net charge-offs (recoveries) to average loans (y)/(z)	(0.02)%	0.13%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Results of Operations

The following discussion describes the consolidated operations and financial condition of the Company and the Bank. Results of operations for the year ended December 31, 2025 are compared to the results for the year ended December 31, 2024, and the consolidated financial condition of the Company as of December 31, 2025 is compared to December 31, 2024.

Summary

Net income for the year ended December 31, 2025 was $17.4 million, a decrease of $0.3 million, or 1.9%, compared to $17.8 million for the year ended December 31, 2024. Diluted earnings per common share were $0.68 in 2025, compared to $0.83 in 2024. Return on average total assets was 0.33% in 2025, compared to 0.39% for 2024. The decrease in net income was primarily driven by a $63.1 million decrease in noninterest income and a $20.6 million increase in noninterest expense, offset by a $65.5 million increase in net interest income and a $17.6 million decrease in provision for credit losses expense. Noninterest income decreased primarily due to the $68.4 million loss on investment securities recognized in connection with a strategic balance sheet repositioning in the fourth quarter of 2025. The increase in net interest income was primarily driven by earning assets acquired in the HMNF acquisition, organic loan growth at higher yields, lower cost of funds, and purchase accounting accretion. The increase in noninterest expense was primarily due to a $10.1 million increase in compensation expense, a $4.2 million increase in occupancy and equipment expense, a $3.8 million increase in employee taxes and benefits expense, and a $3.7 million increase in intangible amortization expense, partially offset by a $8.5 million decrease in professional fees and assessments, as a result of the completion of the HMNF acquisition.

Net Interest Income—With Nontaxable Income Converted to Fully Taxable Equivalent (“FTE”)

Net interest income totaled $172.5 million in 2025, an increase of $65.5 million, or 61.1%, from 2024. Net interest margin increased 97 basis points to 3.53% in 2025, from 2.56% in 2024. The increase in net interest margin was primarily the result of a $58.1 million increase in interest income on interest-earning assets and a $7.4 million decrease in interest expense on interest-bearing liabilities. The increase in the interest income earned on interest-earning assets was driven by a 35 basis point increase in the average rate earned on loans as well as a $948.0 million increase in the average balance of total loans, driven by increased loan balances from the acquisition of HMNF and strong organic growth at higher yields. The decrease in interest expense on interest-bearing liabilities was driven by a 70 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $562.3 million increase in the average balance of interest-bearing liabilities, driven primarily by the acquisition of HMNF.

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

	Year ended December 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$54,150	$2,654	4.90%	$299,666	$16,142	5.39%
Investment securities (1)	813,474	21,510	2.64	791,111	20,604	2.60
Loans held for sale	18,920	909	4.80	14,180	836	5.90
Loans
Commercial and industrial	665,635	49,383	7.42	588,269	42,505	7.23
CRE − Construction, land and development	341,533	22,712	6.65	172,700	11,699	6.77
CRE − Multifamily	356,019	22,828	6.41	272,125	15,974	5.87
CRE − Non-owner occupied	912,066	58,434	6.41	712,734	43,778	6.14
CRE − Owner occupied	421,997	27,920	6.62	286,540	16,354	5.71
Agricultural − Land	66,483	3,914	5.89	45,729	2,334	5.10
Agricultural − Production	64,118	4,518	7.05	43,361	2,988	6.89
RRE − First lien	895,225	43,259	4.83	747,874	31,153	4.17
RRE − Construction	36,309	2,675	7.37	22,832	1,503	6.58
RRE − HELOC	205,287	13,929	6.79	131,617	10,555	8.02
RRE − Junior lien	41,406	2,637	6.37	38,982	2,432	6.24
Other consumer	40,956	2,813	6.87	36,252	2,469	6.81
Total loans (1)	4,047,034	255,022	6.30	3,099,015	183,744	5.93
Federal Reserve/FHLB Stock	24,142	1,944	8.05	17,901	1,453	8.12
Total interest-earning assets	4,957,720	282,039	5.69	4,221,873	222,779	5.28
Noninterest-earning assets	320,147			281,610
Total assets	$5,277,867			$4,503,483
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,257,069	$22,385	1.78%	$1,010,888	$21,436	2.12%
Money market and savings deposits	1,583,232	44,414	2.81	1,250,939	45,008	3.60
Time deposits	687,320	25,842	3.76	518,826	22,798	4.39
Fed funds purchased and BTFP	62,618	2,879	4.60	249,180	12,338	4.95
FHLB short-term advances	201,781	9,018	4.47	200,000	10,246	5.12
Long-term debt	59,126	2,599	4.40	59,013	2,707	4.59
Total interest-bearing liabilities	3,851,146	107,137	2.78	3,288,846	114,533	3.48
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	813,785			704,463
Operating lease liabilities	24,566			9,259
Accrued expenses and other liabilities	63,047			103,177
Other noninterest-bearing liabilities	87,613			112,436
Stockholders’ equity	525,323			397,738
Total liabilities and stockholders’ equity	$5,277,867			$4,503,483
Net interest income on FTE basis (1)		$174,902			$108,246
Net interest rate spread on FTE basis (1)			2.91%			1.80%
Net interest margin on FTE basis (1)			3.53%			2.56%

(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0%.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume.

	Year ended December 31, 2025
	Compared with
	Year ended December 31, 2024
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest-earning assets
Interest-bearing deposits with banks	$(13,233)	$(255)	$(13,488)
Investment securities (1)	581	325	906
Loans held for sale	280	(207)	73
Loans
Commercial and industrial	5,594	1,284	6,878
CRE − Construction, land and development	11,430	(417)	11,013
CRE − Multifamily	4,925	1,929	6,854
CRE − Non-owner occupied	12,239	2,417	14,656
CRE − Owner occupied	7,735	3,831	11,566
Agricultural − Land	1,058	522	1,580
Agricultural − Production	1,430	100	1,530
RRE − First lien	6,145	5,961	12,106
RRE − Construction	887	285	1,172
RRE − HELOC	5,908	(2,534)	3,374
RRE − Junior lien	151	54	205
Other consumer	320	24	344
Total loans (1)	57,822	13,456	71,278
Federal Reserve/FHLB Stock	507	(16)	491
Total interest income	45,957	13,303	59,260
Interest-bearing liabilities
Interest-bearing demand deposits	5,219	(4,270)	949
Money market and savings deposits	11,963	(12,557)	(594)
Time deposits	7,397	(4,353)	3,044
Fed funds purchased and BTFP	(9,235)	(224)	(9,459)
FHLB short-term advances	91	(1,319)	(1,228)
Long-term debt	5	(113)	(108)
Total interest expense	15,440	(22,836)	(7,396)
Change in net interest income	$30,517	$36,139	$66,656

(1)	Fully tax-equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0%.

Provision for Credit Losses

The Company recorded a provision for credit losses expense of $0.6 million for the year ended December 31, 2025, compared to a provision for credit losses expense of $18.1 million for the year ended December 31, 2024. The provision for credit losses expense for the year ended December 31, 2025 included $4.2 million in provision for credit losses on loans, ($3.6) million in provision release for credit losses on unfunded commitments, and ($8) thousand recovery for credit losses on investment securities held-to-maturity (“HTM”). The CECL accounting standard requires the Company to recognize losses over the expected life of the loan as opposed to the losses expected to already have been incurred. The decrease in provision for credit losses was primarily a result of a $7.3 million day one provision in connection with the acquisition of HMNF in 2024 and a reduction in the unfunded commitment reserve of $3.6 million.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Retirement and benefit services	$65,885	$64,365	$1,520	2.4%
Wealth	28,265	26,171	2,094	8.0%
Mortgage banking	11,855	10,073	1,782	17.7%
Service charges on deposit accounts	2,768	1,976	792	40.1%
Net gains (losses) on investment securities	(68,403)	—	(68,403)	100.0%
Other noninterest income	11,506	12,345	(839)	(6.8)%
Total noninterest income	$51,876	$114,930	$(63,054)	(54.9)%
Noninterest income as a % of revenue	23.1%	51.8%

Total noninterest income decreased $63.1 million, or 54.9%, to $51.9 million in 2025, from $114.9 million for 2024. The decrease in noninterest income was almost entirely driven by the strategic balance sheet repositioning transaction in the fourth quarter of 2025, which resulted in a $68.4 million loss on the sale of investment securities. Wealth revenue increased $2.1 million in 2025 primarily driven by an increase in assets under administration/management of 5.9%.

Noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 23.12% in 2025, down from 51.78% the prior year. The decrease in 2025 was primarily driven by the strategic balance sheet repositioning transaction in the fourth quarter of 2025, which resulted in a $68.4 million loss on the sale of investment securities. Excluding the $68.4 million loss on the sale of investment securities associated with the strategic balance sheet repositioning transaction in the fourth quarter of 2025, adjusted noninterest income as a percent of total operating revenue, which consists of net interest income plus noninterest income, was 41.08% in 2025.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Compensation	$97,457	$87,311	$10,146	11.6%
Employee taxes and benefits	26,815	22,967	3,848	16.8
Occupancy and equipment expense	11,973	7,766	4,207	54.2
Business services, software and technology expense	24,699	21,758	2,941	13.5
Intangible amortization expense	10,511	6,776	3,735	55.1
Professional fees and assessments	11,100	19,597	(8,497)	(43.4)
Marketing and business development	3,837	3,249	588	18.1
Supplies and postage	2,454	2,046	408	19.9
Travel	1,428	1,403	25	1.8
Mortgage and lending expenses	3,127	2,162	965	44.6
Other	7,826	5,640	2,186	38.8
Total noninterest expense	$201,227	$180,675	$20,552	11.4%

Total noninterest expense increased $20.6 million, or 11.4%, to $201.2 million for the year ended December 31, 2025, from $180.7 million for the year ended December 31, 2024. The increase in noninterest expense was primarily driven by a $10.1 million increase in compensation expense, a $4.2 million increase in occupancy and equipment expense, a $3.8 million increase in employee taxes and benefits expense, and a $3.7 million increase in intangible amortization expense, partially offset by a $8.5 million decrease in professional fees and assessments, as a result of the completion of the HMNF acquisition.

Income Taxes

For the year ended December 31, 2025, the Company recognized income tax expense of $5.2 million on $22.6 million of pre-tax income, resulting in an effective tax rate of 22.8%. For the year ended December 31, 2024, the Company recognized income tax expense of $5.4 million on $23.2 million of pre-tax income, resulting in an effective tax rate of 23.2%. The decrease in the effective tax rate was primarily driven by items related to the acquisition of HMNF in 2024 and increased tax-exempt income.

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

Banking

The banking division offers a complete line of loan, deposit, cash management, and treasury services through 27 offices in North Dakota, Minnesota, Arizona, Wisconsin, and Iowa. These products and services are supported through various digital applications. The majority of the Company’s assets and liabilities are on the banking segment balance sheet.

The following table presents the banking segment income statement, net of corporate administration, for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Net interest income	$172,499	$107,045
Provision for credit losses	556	18,141
Noninterest income (loss)	(42,274)	24,394
Total revenue	129,669	113,298
Noninterest expense (1)	113,918	88,517
Net income before taxes	$15,751	$24,781

(1)

Noninterest expense does not include corporate administration expenses. Corporate administration expenses include executive compensation, premises and fixed assets expenses, and information technology expenses. These expenses are not specific to any specific segment.

Retirement and Benefit Services

The retirement and benefit services business provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services. The division services approximately 8,800 retirement plans and more than 495,000 plan participants and operates within the Company’s banking markets, as well as Lakewood, Colorado.

The following table presents the retirement and benefit services segment income statement for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Recurring annual income (1)	$53,245	$51,522
Transactional income (2)	12,640	12,843
Total noninterest income	65,885	64,365
Noninterest expense	54,989	56,555
Net income before taxes	$10,896	$7,810

(1)	Recurring annual income primarily includes asset based fees, administration fees, record-keeping fees, trust/custody fees, and health and welfare fees. Of the amount presented, $26.0 million and $24.8 million for the years ended December 31, 2025 and 2024 , respectively, was from market sensitive revenue.
(2)	Transactional income primarily includes advisory fees and distribution fees.

The following table presents changes in the combined AUA and AUM for the Company’s retirement and benefit services segment for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
AUA & AUM balance beginning of period	$40,728,699	$36,682,425
Inflows (1)	5,604,459	5,268,581
Outflows (2)	(6,485,947)	(5,370,264)
Market impact (3)	5,078,100	4,147,957
AUA & AUM balance end of period	$44,925,311	$40,728,699
Yield (4)	0.15%	0.17%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Outflows include closed account assets, withdrawals and client fees.
(3)	Market impact reflects gains and losses on portfolio investments.
(4)	Retirement and benefit services noninterest income divided by simple average ending balances.

Total AUA and AUM for the retirement and benefit services segment was $44.9 billion at December 31, 2025, an increase of $4.2 billion, or 10.3%, compared to the total at December 31, 2024. The increase was primarily driven by an increase of $5.1 billion in market impact, driven by improved bond and equity markets.

Wealth

The wealth division provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth segment income statement for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Asset management	$24,325	$22,764
Brokerage	1,782	1,821
Insurance and advisory	2,158	1,586
Total noninterest income	28,265	26,171
Noninterest expense	21,472	15,641
Net income before taxes	$6,793	$10,530

The following table presents changes in the wealth combined AUA and AUM, disaggregated by product, for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Total Wealth balance beginning of period	$4,579,189	$3,865,876
Inflows (1)(2)	4,326,335	1,146,690
Outflows (3)	(4,739,591)	(812,100)
Market impact (4)	684,667	378,723
Total Wealth balance end of period	$4,850,600	$4,579,189
Yield (5)(6)	0.52%	0.54%

(1)	Inflows include new account assets, contributions, dividends and interest.
(2)	Inflows for the year ended December 31, 2024 includes $272.5 million of AUA and AUM acquired in the HMNF transaction.
(3)	Outflows include closed account assets, withdrawals and client fees.
(4)	Market impact reflects gains and losses on portfolio investments.
(5)	Wealth noninterest income divided by simple average ending balances.
(6)	Yield does not include brokerage and insurance and advisory revenue of $3.9 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively.

Total AUA and AUM for the wealth segment was $4.9 billion at December 31, 2025, an increase of $0.3 billion, or 5.9%, compared to the total at December 31, 2024. The increase was driven by a $0.7 billion increase in market impact driven by improved bond and equity markets.

Financial Condition

Overview

Total assets were $5.2 billion at December 31, 2025, a decrease of $31.6 million, or 0.6%, compared to $5.3 billion at December 31, 2024. The decrease was primarily due a $74.0 million decrease in available-for-sale investment securities and a $21.1 million decrease in held-to-maturity securities, partially offset by an increase of $55.5 million in loans held for investment and an increase of $15.3 million in operating lease right-of-use assets.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio at the dates indicated:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$405	0.1%	$30,707	3.7%
Mortgage backed securities
Residential agency	476,746	64.2	503,706	61.1
Commercial	—	-	1,251	0.2
Asset backed securities	15	—	19	—
Corporate bonds	36,929	5.0	52,370	6.3
Total available-for-sale investment securities	514,095	69.3	588,053	71.3
Held-to-maturity
Obligations of state and political agencies	105,405	14.2	107,985	13.1
Mortgage backed securities
Residential agency	122,604	16.5	129,001	15.6
Total held-to-maturity investment securities	228,009	30.7	236,986	28.7
Total investment securities	$742,104	100.0%	$825,039	100.0%

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

At December 31, 2025, the total fair value of investment securities was $742.1 million compared to $825.0 million at December 31, 2024. The fair value of investment securities as a percentage of total assets was 14.2% and 15.7%, as of December 31, 2025 and December 31, 2024, respectively. The decrease in investment securities was primarily due to principal paydowns on mortgage securities and maturities. Securities with a carrying value of $115.1 million were pledged at December 31, 2025, to secure public deposits and for other purposes required or permitted by law.

The net pre-tax unrealized market value loss on the AFS investment portfolio as of December 31, 2025 was $3.6 million, compared to a $98.5 million loss as of December 31, 2024. The decrease was primarily due to the $68.4 million loss on investment securities recognized in connection with the strategic balance sheet repositioning in the fourth quarter of 2025, as well as improved market conditions.

The investment portfolio is composed of U.S. Treasury debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency, Commercial Mortgage Obligations (“CMOs”), Corporate bonds and Municipal bonds.

As of December 31, 2025 and December 31, 2024, the Company held 59 tax-exempt state and local municipal securities totaling $28.1 million, and 68 tax-exempt state and local municipal securities totaling $30.0 million, respectively. Other than the aforementioned investments, at December 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with ASU 2016-13. As of and for the years ended years ended December 31, 2025 and 2024, the Company did not record any allowances on or write-down any of the AFS debt securities in an unrealized loss position. Refer to Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for AFS investments as of and for the year ended December 31, 2025.

In accordance with ASU 2016-13, in each reporting period the Company’s HTM debt securities are assessed to determine if any allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2025 and 2024, the Company recorded an allowance of $123 thousand and $131 thousand, respectively, and did not write-down any HTM debt securities. Refer to Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional details of the Company’s assessment of the allowance for HTM investments as of and for the years ended December 31, 2025 and 2024.

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the mortgage backed securities receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$207	4.81%	$—	—%	$198	4.94%
Mortgage backed securities
Residential agency	42	2.70	4,201	3.52	15,634	3.68	456,869	2.32
Commercial	—	—	—	2.40	—	—	—	—
Asset backed securities	—	—	—	—	15	4.62	—	—
Corporate bonds	—	—	—	9.15	36,929	3.46	—	—
Total available-for-sale investment securities	42	2.70	4,408	5.84	52,578	3.54	457,067	2.32
Held-to-maturity
Obligations of state and political agencies	11,258	1.40	53,553	1.85	35,454	2.26	5,140	2.24
Mortgage backed securities
Residential agency	—	—	—	—	—	—	122,604	2.18
Total held-to-maturity investment securities	11,258	1.40	53,553	1.85	35,454	2.26	127,744	2.19
Total investment securities	$11,300	1.41%	$57,961	2.32%	$88,032	3.13%	$584,811	2.29%

Loans

The loan portfolio represents a broad range of borrowers comprised of C&I, CRE, agricultural, RRE, and consumer financing loans.

Total loans outstanding were $4.0 billion as of December 31, 2025, an increase of $55.5 million, or 1.4%, from December 31, 2024. The increase in total loans was primarily driven by a $45.8 million increase in consumer loans and a $9.7 million increase in commercial loans. The fair value of net loans acquired in the HMNF transaction, which was completed on October 9, 2024, was $786.2 million.

The Company’s loan portfolio is highly diversified. As of December 31, 2025, approximately 18.3% of loans outstanding were C&I, while 47.8% of loans outstanding were CRE, 30.8% of loans outstanding were consumer, and 3.1% of loans outstanding were agricultural.

	December 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and industrial:
General business	$290,008	7.2%	$340,702	8.5%
Services	237,966	5.9	177,813	4.5
Retail trade	101,374	2.5	88,105	2.2
Manufacturing	107,485	2.7	60,107	1.5
Total commercial and industrial	736,833	18.3	666,727	16.7
Commercial real estate:
Construction, land and development	246,238	6.1	294,677	7.4
Multifamily	383,505	9.5	363,123	9.1
Non-owner occupied
Office	142,095	3.5	168,170	4.2
Industrial	193,041	4.8	169,391	4.2
Retail	116,735	2.9	154,325	3.9
Hotel	110,022	2.7	170,982	4.3
Medical office	174,891	4.3	139,939	3.5
Medical or nursing facility	85,918	2.1	110,164	2.8
Other commercial real estate	53,160	1.3	54,054	1.3
Total non-owner occupied	875,862	21.6	967,025	24.2
Owner occupied	427,260	10.6	371,418	9.3
Total commercial real estate	1,932,865	47.8	1,996,243	50.0
Agricultural:
Land	64,799	1.6	61,299	1.5
Production	62,500	1.5	63,008	1.6
Total agricultural	127,299	3.1	124,307	3.1
Consumer:
RRE − First lien	874,737	21.6	921,019	23.1
RRE − Construction	33,703	0.8	33,547	0.8
RRE − HELOC	260,883	6.4	162,509	4.1
RRE − Junior lien	36,844	0.9	44,060	1.1
Other consumer	44,858	1.1	44,122	1.1
Total consumer	1,251,025	30.8	1,205,257	30.2
Total loans	$4,048,022	100.0%	$3,992,534	100.0%

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

CRE loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company does not monitor the CRE portfolio for attributes such as loan to value ratios, occupancy rates, and net operating income, as these characteristics are assessed and evaluated on an individual loan basis. Portfolio stress testing is completed based on property type and takes into consideration changes to net operating income and capitalization rates. The Company does not have exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with acceptable occupancy levels. As of December 31, 2025, at 303.4%, the Bank's applicable investor CRE loans, as a percentage of its risk-based capital, slightly exceeded the regulatory guideline limit of 300%. Robust concentration management processes are in place to monitor this level of exposure. Quarterly, Bank management and its Board of Directors review the level of investor real estate assets, taking into consideration geographic location, detailed market analysis by property type, portfolio performance, and asset quality trends. Construction loans at 49.3% were below the regulatory guideline limit of 100%.

The following table presents the geographical markets of the collateral related to the non-owner occupied and multifamily CRE loans as of the dates presented:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$621,747	49.4%	$668,395	50.2%
North Dakota	212,077	16.8	221,693	16.7
Arizona	133,618	10.6	169,473	12.7
Wisconsin	88,229	7.0	111,502	8.4
Texas	37,113	2.9	34,580	2.6
Colorado	23,358	1.9	23,386	1.8
Oregon	17,698	1.4	17,990	1.4
Kansas	16,656	1.3	15,183	1.1
Missouri	16,409	1.3	16,776	1.3
Georgia	14,569	1.2	—	—
Virginia	11,182	0.9	—	—
South Dakota	10,415	0.8	14,554	1.1
Other	56,296	4.5	36,616	2.8
Total non-owner occupied and multifamily commercial real estate loans	$1,259,367	100.0%	$1,330,148	100.0%

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

The Company’s consumer mortgage loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of December 31, 2025, the Company’s consumer mortgage portfolio was $1.2 billion, which represented a $45.0 million, or 3.9%, increase from $1.2 billion as of December 31, 2024. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table shows the maturities and sensitivity to interest rates for the loan portfolio as of December 31, 2025:

	December 31, 2025
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and industrial	$184,850	$356,025	$189,024	$6,934	$736,833
Commercial real estate
Construction, land and development	74,888	87,278	35,439	48,633	246,238
Multifamily	105,114	188,545	89,846	—	383,505
Non-owner occupied	120,960	590,535	141,299	23,068	875,862
Owner occupied	25,572	272,589	80,963	48,136	427,260
Total commercial real estate	326,534	1,138,947	347,547	119,837	1,932,865
Agricultural
Land	8,956	17,703	14,604	23,536	64,799
Production	42,671	18,950	879	—	62,500
Total agricultural	51,627	36,653	15,483	23,536	127,299
Total commercial	563,011	1,531,625	552,054	150,307	2,796,997
Consumer
Residential real estate
First lien	9,784	46,181	73,019	745,753	874,737
Construction	23,657	3,432	—	6,614	33,703
HELOC	3,829	13,329	24,281	219,444	260,883
Junior lien	1,073	6,257	18,807	10,707	36,844
Total residential real estate	38,343	69,199	116,107	982,518	1,206,167
Other consumer	17,216	21,324	3,922	2,396	44,858
Total consumer	55,559	90,523	120,029	984,914	1,251,025
Total loans	$618,570	$1,622,148	$672,083	$1,135,221	$4,048,022
Loans with fixed interest rates:
Commercial
Commercial and industrial	$37,810	$204,203	$78,832	$—	$320,845
Commercial real estate
Construction, land and development	45,815	17,989	1,079	—	64,883
Multifamily	51,123	119,263	25,759	—	196,145
Non-owner occupied	79,648	336,502	73,684	—	489,834
Owner occupied	21,343	194,340	24,306	1,168	241,157
Total commercial real estate	197,929	668,094	124,828	1,168	992,019
Agricultural
Land	8,866	16,542	12,904	16,815	55,127
Production	2,163	16,958	879	—	20,000
Total agricultural	11,029	33,500	13,783	16,815	75,127
Total commercial	246,768	905,797	217,443	17,983	1,387,991
Consumer
Residential real estate
First lien	8,502	38,421	64,377	424,923	536,223
Construction	9,464	80	—	1,833	11,377
HELOC	61	1,585	5,852	3,279	10,777
Junior lien	503	4,028	13,872	10,119	28,522
Total residential real estate	18,530	44,114	84,101	440,154	586,899
Other consumer	845	12,393	3,922	205	17,365
Total consumer	19,375	56,507	88,023	440,359	604,264
Total loans with fixed interest rates	$266,143	$962,304	$305,466	$458,342	$1,992,255
Loans with floating interest rates:
Commercial
Commercial and industrial	$147,040	$151,822	$110,192	$6,934	$415,988
Commercial real estate
Construction, land and development	29,073	69,289	34,360	48,633	181,355
Multifamily	53,991	69,282	64,087	—	187,360
Non-owner occupied	41,312	254,033	67,615	23,068	386,028
Owner occupied	4,229	78,249	56,657	46,968	186,103
Total commercial real estate	128,605	470,853	222,719	118,669	940,846
Agricultural
Land	90	1,161	1,700	6,721	9,672
Production	40,508	1,992	—	—	42,500
Total agricultural	40,598	3,153	1,700	6,721	52,172
Total commercial	316,243	625,828	334,611	132,324	1,409,006
Consumer
Residential real estate
First lien	1,282	7,760	8,642	320,830	338,514
Construction	14,193	3,352	—	4,781	22,326
HELOC	3,768	11,744	18,429	216,165	250,106
Junior lien	570	2,229	4,935	588	8,322
Total residential real estate	19,813	25,085	32,006	542,364	619,268
Other consumer	16,371	8,931	—	2,191	27,493
Total consumer	36,184	34,016	32,006	544,555	646,761
Total loans with floating interest rates	$352,427	$659,844	$366,617	$676,879	$2,055,767

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

The table below represents criticized loans outstanding by loan portfolio segment as of December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$33,323	$35,127
Commercial real estate
Construction, land and development	34,201	37,633
Multifamily	28,541	27,188
Non-owner occupied	17,591	45,173
Owner occupied	14,058	27,637
Total commercial real estate	94,391	137,631
Agricultural
Land	7,653	8,034
Production	3,662	4,813
Total agricultural	11,315	12,847
Total commercial	139,029	185,605
Consumer
Residential real estate
First lien	2,602	2,988
Construction	4,680	4,680
HELOC	128	1,459
Junior lien	2,375	3,210
Total residential real estate	9,785	12,337
Other consumer	348	339
Total consumer	10,133	12,676
Total criticized loans	$149,162	$198,281
Criticized loans as a percent of total loans	3.68%	4.97%

Criticized loans represented 3.68% and 4.97% of total loans as of December 31, 2025 and 2024, respectively. The decrease in criticized loans in 2025 was driven by stabilization of credit quality and the sale of a pool of hospitality loans early in the third quarter of 2025.

The following table presents information regarding nonperforming assets as of the dates presented:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$69,065	$54,433
Accruing loans 90+ days past due	—	8,453
Total nonperforming loans	69,065	62,886
OREO and repossessed assets	308	—
Total nonperforming assets	69,373	62,886
Total restructured accruing loans	1,436	—
Total nonperforming assets and restructured accruing loans	$70,809	$62,886
Nonperforming loans to total loans	1.71%	1.58%
Nonperforming assets to total assets	1.33%	1.20%
ACL on loans to nonperforming loans	89.65%	95.30%

As of December 31, 2025, restructured accruing loans totaled $1.4 million. As of December 31, 2024, there were no restructured accruing loans. These loans represent financing receivables whose terms were modified for borrowers experiencing financial difficulty, typically through term extensions or interest rate reductions, but which continue to perform under the modified contractual terms. The increase during 2025 reflects one Agricultural − Land relationship where the borrower requested payment relief tied to cash-flow pressures. All such loans were evaluated under the Company's CECL methodology, and management determined that no specific allowance was required beyond amounts already captured in the collective reserve. Restructured accruing loans remain on accrual status because borrowers are current on all payments and demonstrate the ability to continue performing under the modified terms. Management continues to monitor these credits for performance trends and early-warning indicators.

The allowance for credit losses to nonperforming loans ratio decreased 565 basis points from December 31, 2024. The decrease was primarily the result of a $6.2 million increase in nonperforming loans for the year ended December 31, 2025. The increase in nonperforming loans was primarily driven by one commercial and industrial relationship of $12.2 million moving to nonaccrual status in the third quarter of 2025. In addition, two CRE – Multifamily relationships were moved to nonaccrual status in the fourth quarter of 2025, totaling $19.4 million. Protective advances totaling $5.4 million were made in order for construction to continue on a CRE – Construction, land and development loan totaling $33.6 million. Relief included the payoff of a CRE – Non-owner occupied relationship in the first quarter of 2025 and a commercial and industrial relationship in the third quarter of 2025 totaling $8.0 million, as well as an $8.5 million commercial and industrial loan which had been 90 days past due at December 31, 2024 that was paid current in 2025. The allowance for credit losses at December 31, 2025 also increased by $2.0 million over the allowance at December 31, 2024.

Interest income lost on nonaccrual loans approximated $3.3 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively. There was no interest income included in net income related to nonaccrual loans for the years ended December 31, 2025 and 2024.

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

The ACL on loans was $61.9 million at December 31, 2025, compared to $59.9 million at December 31, 2024. The $2.0 million increase in the ACL was primarily due to an increase in reserves on individually evaluated loans.

The following table presents information concerning the components of the ACL for the periods presented:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
ACL on loans at the beginning of the period	$59,929	$35,843
ACL on PCD acquired loans	—	10,151
Non-PCD day 1 provision for loan losses	—	7,332
(Credit) provision for loan losses	4,135	10,757
Net charge-offs (recoveries) (1)
Commercial and industrial	(1,992)	3,225
CRE − Construction, land and development	—	—
CRE − Multifamily	—	—
CRE − Non-owner occupied	3,313	—
CRE − Owner occupied	(39)	191
Agricultural − Land	(5)	(20)
Agricultural − Production	318	19
RRE − First lien	55	—
RRE − Construction	—	—
RRE − HELOC	518	19
RRE − Junior lien	(1)	564
Other consumer	(18)	156
Total net charge-offs (recoveries)	2,149	4,154
ACL on loans at the end of the period	61,915	59,929
Components of ACL:
ACL on HTM debt securities	123	131
ACL on loans	61,915	59,929
ACL on off-balance sheet credit exposures	3,886	7,534
ACL at end of the period	65,924	67,594
Total loans	$4,048,022	$3,992,534
Average total loans	4,047,034	3,099,015
ACL on loans to total loans	1.53%	1.50%
ACL on loans to nonaccrual loans	89.65%	110.10%
ACL on loans to nonperforming loans	89.65%	95.30%
Net charge-offs/(recoveries) to average total loans (annualized)	0.05%	0.13%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For the year ended
	December 31,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2025:
Commercial
Commercial and industrial	$916	$2,908	$(1,992)	$665,635	(0.30)%
Commercial real estate
Construction, land and development	—	—	—	341,533	—
Multifamily	—	—	—	363,247	—
Non-owner occupied	3,401	88	3,313	927,665	0.36
Owner occupied	6	45	(39)	427,412	(0.01)
Total commercial real estate	3,407	133	3,274	2,059,857	0.16
Agricultural
Land	—	5	(5)	66,483	(0.01)
Production	384	66	318	64,118	0.50
Total agricultural	384	71	313	130,601	0.24
Total commercial	4,707	3,112	1,595	2,856,093	0.06
Consumer
Residential real estate
First lien	55	—	55	895,225	0.01
Construction	—	—	—	36,309	—
HELOC	548	30	518	205,287	0.25
Junior lien	300	301	(1)	41,406	—
Total residential real estate	903	331	572	1,178,227	0.05
Other consumer	138	156	(18)	40,956	(0.04)
Total consumer	1,041	487	554	1,219,183	0.05
Total loans	$5,748	$3,599	$2,149	$4,075,276	0.05%
2024:
Commercial
Commercial and industrial	$3,727	$502	$3,225	$588,269	0.55%
Commercial real estate
Construction, land and development	—	—	—	172,700	—
Multifamily	—	—	—	274,175	—
Non-owner occupied	—	—	—	718,168	—
Owner occupied	237	46	191	288,114	0.07
Total commercial real estate	237	46	191	1,453,157	0.01
Agricultural
Land	—	20	(20)	45,729	(0.04)
Production	26	7	19	43,361	0.04
Total agricultural	26	27	(1)	89,090	—
Total commercial	3,990	575	3,415	2,130,516	0.16
Consumer
Residential real estate
First lien	—	—	—	747,874	—
Construction	—	—	—	22,832	—
HELOC	19	—	19	131,617	0.01
Junior lien	638	74	564	38,982	1.45
Total residential real estate	657	74	583	941,305	0.06
Other consumer	186	30	156	36,252	0.43
Total consumer	843	104	739	977,557	0.08
Total loans	$4,833	$679	$4,154	$3,108,073	0.13%

The following table presents the allocation of the ACL as of the dates presented:

	December 31, 2025		December 31, 2024
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$16,216	18.3%	$8,170	16.7%
CRE − Construction, land and development	13,210	6.1	16,277	7.4
CRE − Multifamily	4,380	9.5	4,716	9.1
CRE − Non-owner occupied	11,006	21.6	16,513	24.2
CRE − Owner occupied	3,097	10.6	3,226	9.3
Agricultural − Land	959	1.6	597	1.5
Agricultural − Production	623	1.5	631	1.6
RRE − First lien	9,358	21.6	6,921	23.1
RRE − Construction	274	0.8	357	0.8
RRE − HELOC	1,787	6.4	1,339	4.1
RRE − Junior lien	395	0.9	742	1.1
Other consumer	610	1.1	440	1.1
Total loans	$61,915	100.0%	$59,929	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. A reserve for unfunded commitments is established using historical loss data and utilization assumptions. This reserve is located under accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision release for unfunded commitments for the year ended December 31, 2025 was $3.6 million. The expense for provision for unfunded commitments for the year ended December 31, 2024 was $0.1 million.

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

Total deposits were $4.2 billion as of December 31, 2025, a decrease of $186.4 million, or 4.3%, from December 31, 2024. Noninterest-bearing deposits decreased $95.6 million and interest-bearing deposits decreased $90.8 million. The decrease in interest-bearing deposits consisted of decreases of $130.4 million in time deposits and $36.6 million in money market and savings, partially offset by an increase of $76.1 million in interest-bearing demand deposits. The decrease in interest-bearing deposits was primarily driven by a decrease in high-cost time deposits, which included $22.2 million of brokered CDs that matured in 2025 and were not renewed.

Interest-bearing deposit costs were 2.63% and 3.21% for the years ended December 31, 2025 and 2024, respectively. The decrease in interest-bearing deposit costs was the result of a declining interest rate environment.

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

The following table presents the composition of the Company’s deposit portfolio by category for the periods indicated:

	December 31, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$807,896	19.3%	$903,466	20.6%	$(95,570)	(10.6)%
Interest-bearing demand	1,296,315	30.9	1,220,173	27.9	76,142	6.2
Money market and savings (1)	1,511,250	36.1	1,547,806	35.4	(36,556)	(2.4)
Time deposits	576,542	13.7	706,965	16.1	(130,423)	(18.4)
Total deposits	$4,192,003	100.0%	$4,378,410	100.0%	$(186,407)	(4.3)%

(1)	Money market and savings deposits include health savings account deposits of $203.4 million and $190.3 million as of December 31, 2025 and 2024, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio by category for the periods indicated:

	Year ended		Year ended
	December 31, 2025		December 31, 2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$813,785	—%	$704,463	—%
Interest-bearing demand	1,257,069	1.78%	1,010,888	2.12%
Money market and savings	1,583,232	2.81%	1,250,939	3.60%
Time deposits	687,320	3.76%	518,826	4.39%
Total deposits	$4,341,406	2.13%	$3,485,116	2.56%

The following table presents the composition of the Company's deposit portfolio by client segment for the periods indicated:

	December 31, 2025		December 31, 2024
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,563,239	37.3%	$1,647,131	37.7%	$(83,892)	(5.1)%
Consumer	1,469,813	35.1	1,556,522	35.5	(86,709)	(5.6)
Public (1)	180,755	4.3	201,197	4.6	(20,442)	(10.2)
Synergistic (2)
Retirement and benefit services (3)	725,618	17.3	683,149	15.6	42,469	6.2
Wealth (4)	252,578	6.0	290,411	6.6	(37,833)	(13.0)
Total synergistic	978,196	23.3	973,560	22.2	4,636	(6.8)
Total deposits	$4,192,003	100.0%	$4,378,410	100.0%	$(186,407)	(4.3)%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance money market balances that retirement and benefit services and wealth clients hold in proprietary money market products.
(3)	$395.7 million and $361.3 million of retirement and benefit services synergistic deposits were indexed as of December 31, 2025 and 2024, respectively.
(4)	$252.6 million and $290.4 million of wealth synergistic deposits were indexed as of December 31, 2025 and 2024, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposits and IRA deposits of $250 thousand and over, that were outstanding as of the date presented:

December 31,
(dollars in thousands)	2025
Maturing in:
3 months or less	$71,558
3 months to 6 months	76,072
6 months to 1 year	36,648
1 year or greater	6,215
Total	$190,493

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.4 billion and $1.5 billion at December 31, 2025 and 2024, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings and Subordinated Debt

The Company utilizes both short term and long term borrowings as part of its asset/liability management and funding strategies. Short term borrowings consist of FHLB advances and federal funds purchased. The Company had $308.8 million and $239.0 million in short term borrowings outstanding at December 31, 2025 and 2024, respectively.

FHLB advances were secured by specific investment securities and real estate loans with a carrying amount of approximately $2.1 billion and $2.4 billion at December 31, 2025 and 2024, respectively.

Long-term debt is utilized to fund longer term assets and as a source of regulatory capital. At December 31, 2025, the Company had a $50.0 million outstanding 3.50% Fixed Rate Subordinated Note due 2031 (the “Subordinated Note”). The Subordinated Note currently bears interest at a fixed rate of 3.50% per year, payable annually through March 31, 2026. At the fifth anniversary of the issuance date of the Subordinated Note, on March 30, 2026, the interest rate will reset to a fixed interest rate equal to the FHLB rate, plus 2.0%, with a minimum annual fixed rate of not less than 3.5%. The Subordinated Note matures on March 30, 2031, and the Company has the option to redeem or prepay any or all of the Subordinated Note without premium or penalty at the time of interest payment beginning or after March 31, 2026, or at any time in the event of certain changes that affect the deductibility of interest for tax purposes or the treatment of the notes as Tier 2 Capital.

Junior subordinated debentures issued to capital trusts that issued trust preferred securities were $9.2 million as of December 31, 2025, compared to $9.1 million as of December 31, 2024. The increase was due to purchase accounting amortization on the junior subordinated notes assumed in the Beacon Bank acquisition in 2016. See Note 14 (Long-Term Debt) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

Selected financial information pertaining to the components of the Company’s borrowings and subordinated debt as of the dates indicated is as follows:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$58,800	16.0%	$38,960	13.1%
FHLB short-term advances	250,000	67.9	200,000	67.1
Subordinated notes	50,000	13.6	50,000	16.8
Junior subordinated debentures	9,182	2.5	9,069	3.0
Total borrowed funds	$367,982	100.0%	$298,029	100.0%

Capital Resources

The following table summarizes the changes in the Company’s stockholders’ equity for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$495,410	$369,127
Net income	17,439	17,780
Other comprehensive income (loss)	71,210	289
Common stock repurchased	(737)	(276)
Common stock issued	—	123,602
Common stock dividends	(21,087)	(16,762)
Stock‑based compensation expense	2,699	1,650
Ending balance	$564,934	$495,410

Total stockholders’ equity was $564.9 million at December 31, 2025, an increase of $69.5 million, or 14.0%, compared to $495.4 million at December 31, 2024. The increase was primarily driven by the $68.4 million loss on investment securities recognized in connection with the strategic balance sheet repositioning in the fourth quarter of 2025, which contributed to the $71.2 million increase in other comprehensive income during the year.

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

At December 31, 2025 and 2024, the Company met all capital adequacy requirements to which the Company was subject.

The table below sets forth the capital ratios for the Company and the Bank as of the dates indicated. See Note 26 (Regulatory Matters) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures.

	December 31,	December 31,
Capital Ratios	2025	2024
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.28%	9.91%
Tier 1 capital to risk weighted assets	10.48%	10.12%
Total capital to risk weighted assets	12.87%	12.49%
Tier 1 capital to average assets	8.86%	8.65%
Tangible common equity to tangible assets (1)	8.72%	7.13%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.41%	10.18%
Tier 1 capital to risk weighted assets	10.41%	10.18%
Total capital to risk weighted assets	11.66%	11.43%
Tier 1 capital to average assets	8.62%	8.69%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

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

As of December 31, 2025, the Company had on balance sheet liquidity of $568.8 million, compared to $579.0 million as of December 31, 2024. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available-for-sale and over collateralized securities pledging positions available-for-sale.

As of December 31, 2025, the Company had off balance sheet liquidity of $2.2 billion, compared to $2.3 billion as of December 31, 2024. Off balance sheet liquidity includes FHLB borrowing capacity, Federal Reserve Bank discount window capacity, federal fund lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short and long term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2025, the Company had $2.1 billion of collateral pledged to the FHLB. Based on this collateral the Company is eligible to borrow up to $1.3 billion and had $1.0 billion of available capacity as of December 31, 2025. As of December 31, 2025, the Company had borrowing capacity through the Federal Reserve Bank discount window of $40.6 million. In addition, the Company can borrow up to $127.0 million through unsecured lines of credit the Company has established with five other banks.

In addition, because the Bank is “well capitalized,” it can accept brokered deposits up to 20.0% of total assets based on current policy limits. Management believed that the Company had adequate resources to fund all of its commitments as of December 31, 2025 and December 31, 2024.

The Company’s primary sources of liquidity include liquid assets, as well as unencumbered securities that can be used to collateralize additional funding. At December 31, 2025, the Company had $67.2 million of cash and cash equivalents of which $29.5 million were interest-bearing deposits held at the Federal Reserve, FHLB and other correspondent banks.

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

Recent Developments

Stockholder Dividend

On February 25, 2026, the Board declared a quarterly cash dividend of $0.21 per common share. This dividend is payable on April 10, 2026, to stockholders of record on March 27, 2026.

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

The estimated impact on the Company’s net interest income in hypothetical rising and declining rate scenarios assuming immediate, parallel moves in interest rates, calculated as of December 31, 2025 and December 31, 2024, are presented in the table below:

	December 31, 2025		December 31, 2024
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	-1.2%	14.0%	1.7%	13.6%
+300 basis points	-0.7%	10.7%	1.2%	10.0%
+200 basis points	-0.1%	7.8%	1.1%	7.2%
+100 basis points	0.1%	4.1%	0.6%	3.7%
−100 basis points	0.6%	-4.2%	0.4%	-3.1%
−200 basis points	2.0%	-7.9%	0.7%	-6.8%
−300 basis points	4.2%	-9.5%	0.8%	-10.5%
−400 basis points	5.4%	-8.0%	4.0%	-7.0%

The above interest rate simulation suggests that the Company’s balance sheet is slightly liability sensitive, in the short-term, as of December 31, 2025, demonstrating that an increase in interest rates would have a marginal negative impact on net interest income over the next 12 months. The balance sheet has shifted from being asset sensitive as of December 31, 2024. This change is attributable to the maturity of certain derivatives strategies as well as balance sheet mix changes.

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

The table below presents the change in the economic value of equity as of December 31, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	December 31,	December 31,
	2025	2024
+400 basis points	-5.4%	-6.2%
+300 basis points	-3.5%	-4.8%
+200 basis points	-1.2%	-2.4%
+100 basis points	-0.1%	-0.8%
−100 basis points	-1.0%	0.1%
−200 basis points	-3.6%	-0.9%
−300 basis points	-9.0%	-3.6%
−400 basis points	-18.4%	-8.5%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alerus Financial Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses—Loans
The Company’s allowance for credit losses (ACL) on loans was $61.9 million at December 31, 2025. As described in Notes 1 and 6, the ACL on loans reduces the unpaid principal balance of loans held for investment to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of loans with similar risk characteristics and utilizes a discounted cash flow (DCF) or expected loss approach to calculate the expected loss for each segment. The DCF method incorporates forecasted economic scenarios and applies a reversion methodology beyond the reasonable and supportable forecast period. Within the loss driver models, a probability of default and loss given default assumption is applied to calculate the expected loss for each segment. The ACL on loans also considers various qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, such as: actual or expected changes in economic trends and conditions, changes in the value of underlying collateral for loans, changes to lending policies, underwriting standards and/or management personnel performing such functions, delinquency and other credit quality trends, credit risk concentrations, changes to the nature of the Company’s business impacting the loan portfolio and other external factors.

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

Our audit procedures related to the determination of the forecasted economic scenarios and qualitative factors of ACL for pooled loans included the following, among others:

●

We obtained an understanding of the relevant controls related to the ACL on loans and tested such controls for design and operating effectiveness, including those over approval of key data inputs including forecasted economic scenarios and qualitative factors (such as economic and business conditions) including validation of underlying data and assumptions.

●	We tested the completeness and accuracy of data and assumptions used by management in determining inputs to the forecasted economic scenarios and qualitative factors by agreeing those inputs to internal or external information sources.
●	We tested management’s forecasts of future economic loss drivers, which include national unemployment, change in national gross domestic product, and change in National Housing Price Index, by comparing these forecasts to external and internal information sources.
●	We assessed the reasonableness of management’s changes in adjustments to qualitative factors within the ACL on loans by evaluating the magnitude and directional consistency of changes in the level of adjustments to historical loss information between periods and evaluating whether management’s conclusions were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

Des Moines, Iowa

March 3, 2026

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$67,192	$61,239
Investment securities
Trading	1,758	3,309
Available-for-sale, at fair value (amortized cost of $516,737 and $686,556, respectively)	514,095	588,053
Held-to-maturity, at amortized cost (fair value of $228,009 and $236,986, respectively, with an allowance for credit losses on investments of $123 and $131, respectively)	254,448	275,585
Loans held for sale	21,934	16,518
Loans	4,048,022	3,992,534
Allowance for credit losses on loans	(61,915)	(59,929)
Net loans	3,986,107	3,932,605
Land, premises and equipment, net	43,253	39,780
Operating lease right-of-use assets	28,761	13,438
Accrued interest receivable	21,742	20,075
Bank-owned life insurance	39,307	36,033
Goodwill	85,634	85,634
Other intangible assets, net	33,371	43,882
Servicing rights	6,383	7,918
Deferred income taxes, net	23,080	52,885
Other assets	103,019	84,719
Total assets	$5,230,084	$5,261,673
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$807,896	$903,466
Interest-bearing	3,384,107	3,474,944
Total deposits	4,192,003	4,378,410
Short-term borrowings	308,800	238,960
Long-term debt	59,182	59,069
Operating lease liabilities	36,282	18,991
Accrued expenses and other liabilities	68,883	70,833
Total liabilities	4,665,150	4,766,263
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 30,000,000 shares authorized: 25,406,278 and 25,344,803 issued and outstanding	25,406	25,345
Additional paid-in capital	271,609	269,708
Retained earnings	270,075	273,723
Accumulated other comprehensive income (loss)	(2,156)	(73,366)
Total stockholders’ equity	564,934	495,410
Total liabilities and stockholders’ equity	$5,230,084	$5,261,673

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2025	2024	2023
Interest Income
Loans, including fees	$253,699	$183,560	$136,918
Investment securities
Taxable	20,699	19,745	24,262
Exempt from federal income taxes	640	679	740
Other	4,598	17,595	2,963
Total interest income	279,636	221,579	164,883
Interest Expense
Deposits	92,641	89,243	53,387
Short-term borrowings	11,897	22,584	20,976
Long-term debt	2,599	2,707	2,681
Total interest expense	107,137	114,534	77,044
Net interest income	172,499	107,045	87,839
Provision for credit losses	556	18,141	2,057
Net interest income after provision for credit losses	171,943	88,904	85,782
Noninterest Income
Retirement and benefit services	65,885	64,365	65,294
Wealth	28,265	26,171	21,855
Mortgage banking	11,855	10,073	8,411
Service charges on deposit accounts	2,768	1,976	1,280
Net gains (losses) on investment securities	(68,403)	—	(24,643)
Gain on sale of non-mortgage loans	2,080	—	—
Other	9,426	12,345	8,032
Total noninterest income	51,876	114,930	80,229
Noninterest Expense
Compensation	97,457	87,311	76,290
Employee taxes and benefits	26,815	22,967	20,051
Occupancy and equipment expense	11,973	7,766	7,477
Business services, software and technology expense	24,699	21,758	21,053
Intangible amortization expense	10,511	6,776	5,296
Professional fees and assessments	11,100	19,597	6,743
Marketing and business development	3,837	3,249	3,027
Supplies and postage	2,454	2,046	1,796
Travel	1,428	1,403	1,189
Mortgage and lending expenses	3,127	2,162	1,902
Other	7,826	5,640	5,333
Total noninterest expense	201,227	180,675	150,157
Income before income taxes	22,592	23,159	15,854
Income tax expense	5,153	5,379	4,158
Net income	$17,439	$17,780	$11,696
Per Common Share Data
Basic earnings per common share	$0.69	$0.84	$0.59

Diluted earnings per common share	$0.68	$0.83	$0.58
Dividends declared per common share	$0.83	$0.79	$0.75
Average common shares outstanding	25,380	21,047	19,922
Diluted average common shares outstanding	25,697	21,321	20,143

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Net Income (Loss)	$17,439	$17,780	$11,696
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	95,697	(756)	33,897
Net change in unrealized gain (losses) on cash flow hedging derivatives	(475)	753	(297)
Net change in unrealized gain (losses) on other derivatives	(149)	389	(241)
Total other comprehensive income (loss), before tax	95,073	386	33,359
Income tax expense (benefit) related to items of other comprehensive income (loss)	23,863	97	8,373
Other comprehensive income (loss), net of tax	71,210	289	24,986
Total comprehensive income (loss)	$88,649	$18,069	$36,682

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year ended December 31, 2025
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	19,992	$155,095	$280,426	$(98,641)	$356,872
Cumulative effect of change in accounting principles, net of tax	—	—	(4,452)	—	(4,452)
Balance as of January 1, 2023	19,992	155,095	275,974	(98,641)	352,420
Net income	—	—	11,696	—	11,696
Other comprehensive income (loss)	—	—	—	24,986	24,986
Common stock repurchased	(375)	(6,263)	—	—	(6,638)
Common stock dividends	—	—	(14,965)	—	(14,965)
Share‑based compensation expense	18	1,610	—	—	1,628
Vesting of restricted stock	99	(99)	—	—	—
Balance as of December 31, 2023	19,734	$150,343	272,705	$(73,655)	369,127
Net income	—	—	17,780	—	17,780
Other comprehensive income (loss)	—	—	—	289	289
Common stock repurchased	(9)	(267)	—	—	(276)
Common stock dividends	—	—	(16,762)	—	(16,762)
Stock issuance from the acquisition of HMN Financial, Inc.	5,548	118,054	—	—	123,602
Share‑based compensation expense	—	1,650	—	—	1,650
Vesting of restricted stock	72	(72)	—	—	—
Balance as of December 31, 2024	25,345	$269,708	273,723	$(73,366)	495,410
Net income	—	—	17,439	—	17,439
Other comprehensive income (loss)	—	—	—	71,210	71,210
Common stock repurchased	(15)	(722)	—	—	(737)
Common stock dividends	—	—	(21,087)	—	(21,087)
Share‑based compensation expense	—	2,699	—	—	2,699
Vesting of restricted stock	76	(76)	—	—	—
Balance as of December 31, 2025	25,406	$271,609	$270,075	$(2,156)	$564,934

See Accompanying Notes to Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Operating Activities
Net income	$17,439	$17,780	$11,696
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	5,892	(3,983)	893
Provision for credit losses	556	18,141	2,057
Depreciation and amortization	15,320	9,842	8,525
Amortization and accretion of premiums/discounts on investment securities	771	1,499	2,047
Amortization of operating lease right-of-use assets	1,968	5,038	(15)
Share‑based compensation expense	2,699	1,650	1,628
Purchase accounting accretion, net	(26,580)	(7,214)	(1,965)
Originations of loans held for sale	(429,788)	(305,019)	(296,831)
Proceeds on loans held for sale	435,416	309,905	302,252
Realized loss (gain) on mortgage loans sold	(8,964)	(8,995)	(7,323)
Realized loss (gain) on non-mortgage loans sold	(2,080)	—	—
Servicing rights capitalized upon sale of mortgage loans	(165)	(224)	—
(Increase) in value of bank-owned life insurance	(1,063)	(862)	(877)
Realized loss (gain) on sale of premises and equipment	530	(3,941)	(50)
Realized loss (gain) on derivative instruments	(394)	(126)	365
Realized loss (gain) on sale of foreclosed assets	74	(1)	(17)
Realized loss (gain) on sale of investment securities	68,403	—	24,643
Realized loss (gain) on BOLI mortality	—	—	(1,196)
Change in fair value of mortgage servicing rights	1,700	(197)	—
Realized loss (gain) on servicing rights	—	—	(3)
Realized loss (gain) on sale of ESOP trustee line of business	—	—	(2,775)
Net change in:
Accrued interest receivable	(1,667)	(1,345)	(2,831)
Other assets	(11,287)	1,288	(5,676)
Accrued expenses and other liabilities	(1,249)	(11,490)	(7,728)
Net cash provided (used) by operating activities	67,530	21,746	26,819
Investing Activities
Proceeds from sales of trading investment securities	6,233	9,020	—
Purchases of trading investment securities	(4,571)	(11,757)	—
Proceeds from sales or calls of investment securities available-for-sale	396,417	130,415	171,758
Proceeds from maturities of investment securities available-for-sale	82,558	54,709	67,346
Purchases of investment securities available-for-sale	(377,565)	(98,350)	—
Proceeds from calls of investment securities held-to-maturity	381	613	242
Proceeds from maturities and paydowns of investment securities held-to-maturity	19,835	22,223	20,623
Proceeds from sale of non-mortgage loans held for sale	62,491	—	—
Net (increase) decrease in loans	(96,386)	(434,472)	(312,655)
Purchases of FHLB stock	(146,149)	(49,343)	(110,093)
Sales of FHLB stock	141,837	52,253	112,889
Net cash received (paid) for business combinations	—	8,610	—
Purchases of BOLI	(2,211)	(1,935)	—
Proceeds from BOLI mortality claim	—	—	2,828
Purchases of premises and equipment	(8,699)	(12,370)	(3,073)
Proceeds from sales of foreclosed assets	2,378	105	210
Net cash provided (used) by investing activities	76,550	(322,819)	(49,925)
Financing Activities
Net increase (decrease) in deposits	(186,407)	324,950	180,127
Net increase (decrease) in short-term borrowings with maturities of three months or less	69,840	(76,810)	(63,910)
Cash dividends paid on common stock	(20,823)	(15,445)	(14,822)
Repurchase of common stock	(737)	(276)	(6,638)
Net cash provided (used) by financing activities	(138,127)	232,419	94,757
Net change in cash and cash equivalents	5,953	(68,654)	71,651
Cash and cash equivalents at beginning of year	61,239	129,893	58,242
Cash and cash equivalents at end of year	$67,192	$61,239	$129,893

See Accompanying Notes to Consolidated Financial Statements

	Year ended
	December 31,
	2025	2024	2023
Supplemental Cash Flow Disclosures
Interest paid	$110,356	$110,016	$72,644
Income taxes paid	2,644	448	10,840
Cash dividends declared, not paid	5,337	5,073	3,757
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(2,760)	(73)	(195)
Premises and equipment transferred to other assets	—	2,086	—
Right-of-use assets obtained in exchange for new operating lease liabilities, net	18,324	9,373	1,868
Change in fair value hedges presented within residential real estate loans and other assets	—	—	(98)
Loans transferred to non-mortgage loans held for sale	62,491	—	—
Acquisitions
Noncash assets acquired	—	1,021,762	—
Liabilities assumed	—	(979,117)	—
Issuance of common stock for the acquisition	—	(123,602)	—
Net noncash acquired	—	(80,957)	—

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

In the normal course of business, the Company may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does have minor ownership interests but does not exert control over any VIE, and thus no VIEs are included in the audited consolidated financial statements.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, valuation of reporting units for the purpose of testing goodwill for impairment, and fair values of loans acquired in business combinations.

Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with clients located within North Dakota, Minnesota, and Arizona. At  December 31, 2025 and 2024, respectively, 18.3% and 16.7% of the Company’s loan portfolio consisted of C&I loans that were not secured by real estate. The Company does not have any significant loan concentrations in any one industry or with any one client. Note 6 (Loans and Allowance for Credit Losses) discusses the Company’s loan portfolio.

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

As of December 31, 2025 and 2024, there was no ACL carried on the Company’s AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2025, 2024 and 2023. Refer to Note 5 (Investment Securities) for further discussion.

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

There was $123 thousand and $131 thousand of ACL carried on the Company’s HTM debt securities as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, there were no permanent write-offs. Refer to Note 5 (Investment Securities) for further discussion.

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

The ACL on loans is increased by charges to provision for credit losses and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period. The ACL on loans is presented on the consolidated balance sheets.

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

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of loans with similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow or expected loss (collectively loss driver models) approach to calculate the expected loss for each segment. Within the loss driver models, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions are derived using a combination of external data and internal historical default and loss experience.

As of  December 31, 2025, the primary macroeconomic drivers used within the loss driver models included forecasts of National Unemployment, changes in National GDP, and changes in the National Housing Price Index. These macroeconomic drivers may change from time to time as a result of management’s assessment of continued suitability of each factor.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the Federal Open Market Committee forecast and other publicly available forecasts from well recognized, leading economists or firms. External baseline forecasts are supplemented by an assessment of the likelihood of standard alternative scenarios occurring over the forecast period. The Company’s reasonable and supportable forecast period generally ranges from one to two years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to two years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of  December 31, 2025 and 2024, except for PCD agricultural land and PCD agricultural production loans which utilize static PD and LGD assumptions.

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

The ACL on off balance sheet credit exposures is presented within accrued expenses and other liabilities on the consolidated balance sheet. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit related financial instruments was $3.9 million and $7.5 million as of December 31, 2025 and 2024, respectively.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At December 31, 2025, the Company believes it did not have any impairment based on the estimated fair value of the reporting units.

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

The Company generates mortgage servicing rights (“MSR”) from its mortgage banking business. When the Company sells mortgage loans in the secondary market and retains the right to service these loans, a servicing right asset is capitalized at the time of the sale when the benefits of servicing are deemed to be greater than adequate compensation for performing the servicing activities. MSRs represent the then-current fair value of future net cash flows expected to be realized from performing servicing activities. The Company has elected to subsequently measure MSRs at fair value and report changes in fair value in current period income as a component of mortgage banking income on the consolidated statements of income as of and for the years ended December 31, 2025 and 2024. MSRs are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float, and inflation rate, ancillary income, prepayment speeds and default rates and losses.

MSRs were accounted for at the lower of amortized cost or fair value as of and for the year ended December 31, 2023. MSRs were evaluated for impairment based upon the estimated fair value of the rights compared to amortized cost. Impairment was determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment was recognized through a valuation allowance for an individual tranche, to the extent that estimated fair value was less than the capitalized amount for the tranche. If the Company later determined that all or a portion of the impairment no longer existed for a particular tranche, a reduction of the allowance was recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income and included in other noninterest income.

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

Short-Term and Long-Term Borrowings

Short-term borrowings are those that, at time of origination, are scheduled to mature within one year, where borrowings with maturity dates of three months or less being presented net, and borrowings with maturity dates in excess of three months but less than one year being presented gross. The Company’s short-term borrowings include, but are not limited to, FHLB overnight and FHLB advances, federal funds purchased, and line-of-credit advances.

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

These investments are considered to be variable interest entities and involve significant management judgments, including a determination of which entities have the power to direct activities, and whether these entities are variable interest entities. The Company's maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level.

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

The amount of the uncertain tax position was not determined to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not incur any interest or penalties in 2025, 2024, or 2023.

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

NOTE 2 New Accounting Pronouncements

The following FASB ASUs are divided into pronouncements which have been adopted by the Company since January 1, 2023, and those which are not yet effective and have been evaluated or are currently being evaluated by management, as of  December 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The amendments in this Update were applied on a prospective basis and did not have an impact on the Company's consolidated financial statements.

Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that the London Interbank Offered Rate (“LIBOR”) reference or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, the FASB issued ASU 2021-01. Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. The ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for a portion of the Company’s available-for-sale securities, derivative contracts, subordinated notes payable, junior subordinated debentures, and approximately 2.1% of the Company’s loans, as of  December 31, 2025.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The amendments in this update are intended to improve decision usefulness and comparability of financial reporting for acquired financial assets while retaining the measurement, presentation or disclosure requirements outlined in ASC 326. The update introduces the concept of “purchased seasoned loans,” which refers to non-PCD loans acquired in a business combination or in an asset acquisition more than 90 days after their origination date. The amendments align the accounting for purchased seasoned loans with the gross-up methodology applied to PCD loans, whereby the initial estimate of credit losses is amortized over the life of the loan as a reduction to interest income, rather than being recognized immediately in earnings as credit loss expense. The update also includes an accounting policy election related to the subsequent measurement of expected credit losses on purchased seasoned loans for entities using a method other than a discounted cash flow analysis. Under this election, entities may use the amortized cost basis of the asset, rather than the unpaid principal balance to estimate credit losses on these loans.

The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments are to be applied prospectively, and early adoption is permitted. The Company is currently evaluating the impact these amendments may have on its consolidated financial statements.

NOTE 3 Business Combinations

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

Net loans

A valuation of the loans portfolio was performed by a third-party as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for interest rate risk, required equity return, servicing, credit, and liquidity risk. The loans portfolio was segmented into two groups including PCD loans and non-PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, interest rates, term to maturity, delinquency status, and collateral type. Non-PCD loans did not include any loans more than 60 days delinquent or any non-accrual status loans. Non-PCD loan pools were valued using a discounted cash flow analysis, based on the cash flows projected for each loan pool. The PCD loans were valued at the individual loan level or pooled with similar characteristics as non-PCD pooled loans. Individually valued PCD loans were valued using loan-level probability of default and loss given default estimates, reflecting the individual collateral position and circumstances of each loan. The fair value of pooled loans were calculated using a discounted cash flow analysis to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. The discount rate utilized to analyze fair value considered projected future interest rates based on forward rates, a spread over the forward curve, spreads for estimated servicing costs and illiquidity. The discounted cash flow approach models the credit losses directly in the projected cash flows. The Company estimated the credit risks and principal losses of the loans using the Company’s assumptions of probability of default, loss given default, and foreclosures.

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

NOTE 4 Restrictions on Cash and Due from Banks

Banking regulators require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutions. There was no amount of required reserve balances at  December 31, 2025 or 2024. In addition to vault cash, the Company held balances at the Federal Reserve Bank and other financial institutions of $31.8 million and $25.5 million at  December 31, 2025 and 2024, respectively, to meet these requirements. The balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

NOTE 5 Investment Securities

As of December 31, 2025 and 2024, the fair value of the Company’s trading securities was $1.8 million and $3.3 million, respectively.

The following tables present amortized cost, gross unrealized gains and losses, ACL, and fair value of the AFS investment securities and HTM investment securities as of December 31, 2025 and 2024:

	December 31, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$406	$—	$(1)	$—	$405
Mortgage backed securities
Residential agency	476,334	988	(576)	—	476,746
Commercial	—	—	—	—	—
Asset backed securities	15	—	—	—	15
Corporate bonds	39,982	—	(3,053)	—	36,929
Total available-for-sale investment securities	516,737	988	(3,630)	—	514,095
Held-to-maturity
Obligations of state and political agencies	111,866	1	(6,462)	72	105,405
Mortgage backed securities
Residential agency	142,705	—	(20,101)	51	122,604
Total held-to-maturity investment securities	254,571	1	(26,563)	123	228,009
Total investment securities	$771,308	$989	$(30,193)	$123	$742,104

	December 31, 2024
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$30,691	$18	$(2)	—	$30,707
Mortgage backed securities
Residential agency	596,510	1	(92,805)	—	503,706
Commercial	1,350	—	(99)	—	1,251
Asset backed securities	19	—	—	—	19
Corporate bonds	57,986	—	(5,616)	—	52,370
Total available-for-sale investment securities	686,556	19	(98,522)	—	588,053
Held-to-maturity
Obligations of state and political agencies	119,623	—	(11,638)	77	107,985
Mortgage backed securities
Residential agency	156,093	—	(27,092)	54	129,001
Total held-to-maturity investment securities	275,716	—	(38,730)	131	236,986
Total investment securities	$962,272	$19	$(137,252)	$131	$825,039

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of  December 31, 2025 represent a credit loss impairment. As of both  December 31, 2025 and 2024, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions; however, all bonds had an investment grade rating as of both  December 31, 2025 and 2024. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable supportable forecasts. Using a probability of default and loss given default analysis, an ACL was established in the amount of $123 thousand and $131 thousand as of  December 31, 2025 and 2024, respectively.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of  December 31, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.9 million and $1.2 million, respectively. As of December 31, 2024, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.0 million and $1.3 million, respectively.

Proceeds from the sale of AFS securities for the years ended December 31, 2025, 2024, and 2023 are displayed in the table below:

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Proceeds	$396,417	$130,415	$171,758
Realized gains	—	—	—
Realized losses	(68,403)	—	(24,643)

During the years ended  December 31, 2025, 2024 and 2023, there were no sales of HTM securities.

The following table presents investment securities with gross unrealized losses, for which an ACL has not been recorded at  December 31, 2025 and 2024, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		December 31, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$(1)	$198	$—	$199	$(1)	$397
Mortgage backed securities
Residential agency	39	(541)	317,084	(35)	4,908	(576)	321,992
Commercial	—	—	—	—	—	—	—
Asset backed securities	1	—	—	—	1	—	1
Corporate bonds	8	(4)	478	(3,049)	36,452	(3,053)	36,930
Total available-for-sale investment securities	50	$(546)	$317,760	$(3,084)	$41,560	$(3,630)	$359,320

		December 31, 2024
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	1	$—	$—	$(2)	$327	$(2)	$327
Mortgage backed securities
Residential agency	124	(1,715)	116,800	(91,090)	386,864	(92,805)	503,664
Commercial	1	—	—	(99)	1,251	(99)	1,251
Asset backed securities	3	—	—	—	18	—	18
Corporate bonds	12	—	—	(5,616)	52,370	(5,616)	52,370
Total available-for-sale investment securities	141	$(1,715)	$116,800	$(96,807)	$440,830	$(98,522)	$557,630

As of December 31, 2025 and 2024, none of the Company’s HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during years ended December 31, 2025, 2024 and 2023.

The following table presents amortized cost and fair value of AFS investment securities and the carrying value and fair value of HTM investment securities at December 31, 2025, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$11,362	$11,258	$—	$—
Due after one year through five years	56,170	53,553	207	207
Due after five years through ten years	38,583	35,454	39,997	36,945
Due after 10 years	5,751	5,140	199	197
	111,866	105,405	40,403	37,349
Mortgage-backed securities
Residential agency	142,705	122,604	476,334	476,746
Total investment securities	$254,571	$228,009	$516,737	$514,095

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $115.1 million and $340.2 million, were pledged at  December 31, 2025 and 2024, respectively, to secure public deposits and for other purposes required or permitted by law.

As of December 31, 2025 and 2024, the carrying value of the Company’s Federal Reserve Bank stock and FHLB of Des Moines stock was as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Federal Reserve	$8,631	$7,519
FHLB	17,968	13,656

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of  December 31, 2025, the conversion ratio was 1.5491. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,726 Class A equivalents) that the Company owned as of December 31, 2025 and 2024, were carried at a zero cost basis.

NOTE 6 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Commercial
Commercial and industrial	$736,833	$666,727
Commercial real estate
Construction, land and development	246,238	294,677
Multifamily	383,505	363,123
Non-owner occupied	875,862	967,025
Owner occupied	427,260	371,418
Total commercial real estate	1,932,865	1,996,243
Agricultural
Land	64,799	61,299
Production	62,500	63,008
Total agricultural	127,299	124,307
Total commercial	2,796,997	2,787,277
Consumer
Residential real estate
First lien	874,737	921,019
Construction	33,703	33,547
HELOC	260,883	162,509
Junior lien	36,844	44,060
Total residential real estate	1,206,167	1,161,135
Other consumer	44,858	44,122
Total consumer	1,251,025	1,205,257
Total loans	$4,048,022	$3,992,534

Total loans include deferred loan fees net of costs of $0.1 million and $1.1 million at  December 31, 2025 and 2024, respectively. Unearned discounts associated with bank acquisitions totaled $43.7 million and $70.6 million as of December 31, 2025 and 2024, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $18.1 million at December 31, 2025 and $16.4 million at December 31, 2024.

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

Loans with a carrying value of $2.6 billion and $2.9 billion were pledged at  December 31, 2025 and 2024, respectively, to secure FHLB borrowings, public deposits, and for other purposes required or permitted by law.

Segmentation

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of  December 31, 2025, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL for the three years ending December 31, 2025, 2024, and 2023:

	Year ended December 31, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,170	$6,054	$(916)	$2,908	$16,216
Commercial real estate
Construction, land and development	16,277	(3,067)	—	—	13,210
Multifamily	4,716	(336)	—	—	4,380
Non-owner occupied	16,513	(2,194)	(3,401)	88	11,006
Owner occupied	3,226	(168)	(6)	45	3,097
Total commercial real estate	40,732	(5,765)	(3,407)	133	31,693
Agricultural
Land	597	357	—	5	959
Production	631	310	(384)	66	623
Total agricultural	1,228	667	(384)	71	1,582
Total commercial	50,130	956	(4,707)	3,112	49,491
Consumer
Residential real estate
First lien	6,921	2,492	(55)	—	9,358
Construction	357	(83)	—	—	274
HELOC	1,339	966	(548)	30	1,787
Junior lien	742	(348)	(300)	301	395
Total residential real estate	9,359	3,027	(903)	331	11,814
Other consumer	440	152	(138)	156	610
Total consumer	9,799	3,179	(1,041)	487	12,424
Total	$59,929	$4,135	$(5,748)	$3,599	$61,915

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($3.6) million related to off-balance sheet credit exposure, ($8) thousand related to investment securities held-to-maturity, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Year ended December 31, 2024
	Beginning	ACL on PCD	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	Acquired Loans	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$9,705	$92	$1,598	$(3,727)	$502	$8,170
Commercial real estate
Construction, land and development	6,135	1,595	8,547	—	—	16,277
Multifamily	1,776	1,154	1,786	—	—	4,716
Non-owner occupied	7,726	5,682	3,105	—	—	16,513
Owner occupied	2,449	705	263	(237)	46	3,226
Total commercial real estate	18,086	9,136	13,701	(237)	46	40,732
Agricultural
Land	96	229	252	—	20	597
Production	84	386	180	(26)	7	631
Total agricultural	180	615	432	(26)	27	1,228
Total commercial	27,971	9,843	15,731	(3,990)	575	50,130
Consumer
Residential real estate
First lien	6,087	219	615	—	—	6,921
Construction	485	34	(162)	—	—	357
HELOC	835	23	500	(19)	—	1,339
Junior lien	264	19	1,023	(638)	74	742
Total residential real estate	7,671	295	1,976	(657)	74	9,359
Other consumer	201	13	382	(186)	30	440
Total consumer	7,872	308	2,358	(843)	104	9,799
Total	$35,843	10,151	$18,089	$(4,833)	$679	$59,929

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $133 thousand related to off-balance sheet credit exposure and ($81) thousand related to investment securities held-to-maturity.

	Year ended December 31, 2023
	Beginning	Adoption	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of ASC 326	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and industrial	$8,690	$(535)	$827	$(436)	$1,159	$9,705
Commercial real estate
Construction, land and development	1,458	2,551	1,875	—	251	6,135
Multifamily	1,062	(162)	876	—	—	1,776
Non-owner occupied	7,543	1,344	(1,161)	—	—	7,726
Owner occupied	4,188	(1,324)	(459)	—	44	2,449
Total commercial real estate	14,251	2,409	1,131	—	295	18,086
Agricultural
Land	281	(86)	(100)	—	1	96
Production	250	(76)	(90)	—	—	84
Total agricultural	531	(162)	(190)	—	1	180
Total commercial	23,472	1,712	1,768	(436)	1,455	27,971
Consumer
Residential real estate
First lien	5,495	1,800	(1,201)	(9)	2	6,087
Construction	345	468	(328)	—	—	485
HELOC	951	59	(214)	(40)	79	835
Junior lien	352	(85)	24	(77)	50	264
Total residential real estate	7,143	2,242	(1,719)	(126)	131	7,671
Other consumer	531	(97)	(274)	(51)	92	201
Total consumer	7,674	2,145	(1,993)	(177)	223	7,872
Total	$31,146	3,857	$(225)	$(613)	$1,678	$35,843

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $2.2 million related to off-balance sheet credit exposure and $40 thousand related to investment securities held-to-maturity.

The ACL on loans at December 31, 2025, was $61.9 million, an increase of $2.0 million, or 3.3%, since December 31, 2024. As of December 31, 2025 and 2024, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:

Macroeconomic (loss) drivers: As of December 31, 2025 and 2024, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period:

●	Commercial & Industrial – National Unemployment; Change in National GDP
●	CRE – Construction, Land & Development – National Unemployment; Change in National GDP
●	CRE – Multifamily – National Unemployment; Change in National GDP
●	CRE – Non-Owner Occupied – National Unemployment; Change in National GDP
●	CRE – Owner Occupied – National Unemployment; Change in National GDP
●	Agricultural Land – National Unemployment; Change in National GDP
●	Agricultural Production – National Unemployment; Change in National GDP
●	Residential – 1st Lien – National Unemployment; Change in National Home Price Index (“HPI”)
●	Residential – Construction – National Unemployment; Change in National HPI
●	Residential – HELOC – National Unemployment; Change in National HPI
●	Residential – Junior Lien – National Unemployment; Change in National HPI
●	Consumer – National Unemployment; Change in National GDP
●	Paycheck Protection Program – (None)

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all C&I and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Property type coding is used for investment real estate. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of  December 31, 2025 and 2024.

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

The following table sets forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of  December 31, 2025:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$242,893	$131,308	$67,934	$43,513	$21,143	$51,586	$145,133	$703,510
Special mention	316	10	560	—	—	28	—	914
Substandard	35	26	2,701	2,970	1,072	6,459	7,115	20,378
Doubtful	1,218	8,638	1,763	298	114	—	—	12,031
Subtotal	$244,462	$139,982	$72,958	$46,781	$22,329	$58,073	$152,248	$736,833
Gross charge-offs for the year ended	$—	$407	$152	$10	$5	$342	$—	$916
CRE − Construction, land and development
Pass	$26,108	$148,261	$18,056	$9,738	$650	$995	$8,229	$212,037
Special mention	—	—	—	178	—	—	—	178
Substandard	—	11,178	—	22,685	—	160	—	34,023
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$26,108	$159,439	$18,056	$32,601	$650	$1,155	$8,229	$246,238
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$6,338	$26,236	$115,983	$115,403	$30,191	$60,813	$—	$354,964
Special mention	—	—	—	—	831	—	—	831
Substandard	—	5,751	3,972	—	—	17,987	—	27,710
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,338	$31,987	$119,955	$115,403	$31,022	$78,800	$—	$383,505
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$102,426	$196,932	$134,443	$169,100	$86,273	$168,082	$1,015	$858,271
Special mention	—	—	—	—	—	1,040	—	1,040
Substandard	—	—	5,344	7,489	2,729	989	—	16,551
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,426	$196,932	$139,787	$176,589	$89,002	$170,111	$1,015	$875,862
Gross charge-offs for the year ended	$—	$—	$—	$632	$775	$1,994	$—	$3,401
CRE − Owner occupied
Pass	$42,468	$86,030	$55,069	$61,790	$39,654	$126,951	$1,240	$413,202
Special mention	—	449	—	—	—	1,465	769	2,683
Substandard	—	—	1,402	2,867	2,342	4,764	—	11,375
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$42,468	$86,479	$56,471	$64,657	$41,996	$133,180	$2,009	$427,260
Gross charge-offs for the year ended	$—	$—	$6	$—	$—	$—	$—	$6
Agricultural − Land
Pass	$8,201	$8,285	$8,410	$12,363	$5,202	$12,221	$2,464	$57,146
Special mention	233	—	—	3,315	—	—	—	3,548
Substandard	—	—	303	3,583	—	219	—	4,105
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,434	$8,285	$8,713	$19,261	$5,202	$12,440	$2,464	$64,799
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$4,778	$6,219	$4,652	$3,154	$370	$720	$38,945	$58,838
Special mention	—	48	112	—	—	—	213	373
Substandard	—	21	553	1,237	29	342	1,107	3,289
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,778	$6,288	$5,317	$4,391	$399	$1,062	$40,265	$62,500
Gross charge-offs for the year ended	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$53,688	$37,893	$122,651	$210,228	$234,461	$213,214	$—	$872,135
Nonperforming	—	—	499	—	642	1,461	—	2,602
Subtotal	$53,688	$37,893	$123,150	$210,228	$235,103	$214,675	$—	$874,737
Gross charge-offs for the year ended	$—	$—	$—	$—	$7	$48	$—	$55
Residential real estate − Construction
Performing	$18,097	$10,459	$—	$—	$467	$—	$—	$29,023
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$18,097	$10,459	$—	$4,680	$467	$—	$—	$33,703
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$757	$2,121	$3,716	$5,252	$975	$5,649	$242,285	$260,755
Nonperforming	—	—	25	50	—	53	—	128
Subtotal	$757	$2,121	$3,741	$5,302	$975	$5,702	$242,285	$260,883
Gross charge-offs for the year ended	$—	$100	$10	$438	$—	$—	$—	$548
Residential real estate − Junior lien
Performing	$4,753	$4,995	$8,609	$7,090	$3,977	$4,995	$50	$34,469
Nonperforming	—	1,775	—	—	—	600	—	2,375
Subtotal	$4,753	$6,770	$8,609	$7,090	$3,977	$5,595	$50	$36,844
Gross charge-offs for the year ended	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$5,330	$2,318	$3,016	$3,056	$157	$3,651	$26,982	$44,510
Nonperforming	—	319	—	—	—	29	—	348
Subtotal	$5,330	$2,637	$3,016	$3,056	$157	$3,680	$26,982	$44,858
Gross charge-offs for the year ended	$—	$16	$31	$22	$—	$69	$—	$138
Total loans	$517,639	$689,272	$559,773	$690,039	$431,279	$684,473	$475,547	$4,048,022
Gross charge-offs for the year ended	$—	$523	$199	$1,786	$787	$2,453	$—	$5,748

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$209,001	$141,028	$61,254	$34,645	$38,342	$36,136	$111,194	$631,600
Special mention	1,367	495	3,286	2,239	5,575	1	1,651	14,614
Substandard	—	12,663	220	780	3,154	2,447	1,198	20,462
Doubtful	—	—	—	—	—	51	—	51
Subtotal	$210,368	$154,186	$64,760	$37,664	$47,071	$38,635	$114,043	$666,727
Gross charge-offs for the year ended	$—	$218	$2	$397	$2,768	$342	$—	$3,727
CRE − Construction, land and development
Pass	$97,244	$112,845	$40,890	$1,560	$517	$1,187	$2,801	$257,044
Special mention	—	—	172	—	—	—	—	172
Substandard	5,406	—	31,585	—	—	170	300	37,461
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,650	$112,845	$72,647	$1,560	$517	$1,357	$3,101	$294,677
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$35,112	$62,982	$138,698	$33,782	$33,157	$32,204	$—	$335,935
Special mention	—	—	7,644	272	1,241	—	—	9,157
Substandard	—	—	—	—	17,732	299	—	18,031
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$35,112	$62,982	$146,342	$34,054	$52,130	$32,503	$—	$363,123
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$189,068	$149,368	$223,349	$98,309	$71,432	$188,617	$1,709	$921,852
Special mention	—	—	1,694	8,603	—	4,148	4,195	18,640
Substandard	—	—	—	7,767	6,347	12,419	—	26,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$189,068	$149,368	$225,043	$114,679	$77,779	$205,184	$5,904	$967,025
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Owner occupied
Pass	$63,721	$41,918	$60,788	$44,957	$38,941	$91,804	$1,652	$343,781
Special mention	451	—	—	937	2,981	2,735	—	7,104
Substandard	—	311	3,023	2,694	—	13,538	967	20,533
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$64,172	$42,229	$63,811	$48,588	$41,922	$108,077	$2,619	$371,418
Gross charge-offs for the year ended	$—	$12	$97	$—	$—	$128	$—	$237
Agricultural − Land
Pass	$10,496	$8,864	$14,369	$5,840	$5,103	$8,473	$120	$53,265
Special mention	69	1,612	3,275	—	—	—	—	4,956
Substandard	—	303	2,166	—	609	—	—	3,078
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,565	$10,779	$19,810	$5,840	$5,712	$8,473	$120	$61,299
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$10,445	$6,440	$4,356	$724	$1,121	$582	$34,527	$58,195
Special mention	130	704	—	—	420	—	1,518	2,772
Substandard	—	—	1,987	—	—	54	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$10,575	$7,144	$6,343	$724	$1,541	$636	$36,045	$63,008
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$26	$—	$26
Residential real estate − First lien
Performing	$49,414	$144,460	$226,993	$251,006	$127,200	$118,958	$—	$918,031
Nonperforming	—	576	—	744	12	1,656	—	2,988
Subtotal	$49,414	$145,036	$226,993	$251,750	$127,212	$120,614	$—	$921,019
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$19,229	$6,449	$1,900	$1,289	$—	$—	$—	$28,867
Nonperforming	—	—	4,680	—	—	—	—	4,680
Subtotal	$19,229	$6,449	$6,580	$1,289	$—	$—	$—	$33,547
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$3,290	$5,558	$6,217	$1,622	$939	$2,717	$140,707	$161,050
Nonperforming	—	35	—	—	—	74	1,350	1,459
Subtotal	$3,290	$5,593	$6,217	$1,622	$939	$2,791	$142,057	$162,509
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$19	$—	$19
Residential real estate − Junior lien
Performing	$7,762	$11,557	$9,553	$4,990	$2,760	$4,178	$50	$40,850
Nonperforming	1,775	—	300	108	—	1,027	—	3,210
Subtotal	$9,537	$11,557	$9,853	$5,098	$2,760	$5,205	$50	$44,060
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$638	$—	$638
Other consumer
Performing	$9,618	$4,695	$4,853	$502	$2,541	$4,069	$17,505	$43,783
Nonperforming	—	11	272	—	7	49	—	339
Subtotal	$9,618	$4,706	$5,125	$502	$2,548	$4,118	$17,505	$44,122
Gross charge-offs for the year ended	$—	$8	$3	$150	$4	$21	$—	$186
Total loans	$713,598	$712,874	$853,524	$503,370	$360,131	$527,593	$321,444	$3,992,534
Gross charge-offs for the year ended	$—	$238	$102	$547	$2,772	$1,174	$—	$4,833

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

The following tables present past due aging analysis of total loans outstanding, by portfolio segment, as of December 31, 2025 and 2024, respectively:

	December 31, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$723,436	$689	$—	$—	$12,708	$736,833
Commercial real estate
Construction, land and development	212,515	—	—	—	33,723	246,238
Multifamily	373,308	—	—	—	10,197	383,505
Non-owner occupied	874,042	163	—	—	1,657	875,862
Owner occupied	426,803	—	314	—	143	427,260
Total commercial real estate	1,886,668	163	314	—	45,720	1,932,865
Agricultural
Land	63,961	674	—	—	164	64,799
Production	62,105	53	—	—	342	62,500
Total agricultural	126,066	727	—	—	506	127,299
Total commercial	2,736,170	1,579	314	—	58,934	2,796,997
Consumer
Residential real estate
First lien	869,291	2,051	794	—	2,601	874,737
Construction	29,023	—	—	—	4,680	33,703
HELOC	260,467	287	—	—	129	260,883
Junior lien	34,362	107	—	—	2,375	36,844
Total residential real estate	1,193,143	2,445	794	—	9,785	1,206,167
Other consumer	44,471	37	4	—	346	44,858
Total consumer	1,237,614	2,482	798	—	10,131	1,251,025
Total	$3,973,784	$4,061	$1,112	$—	$69,065	$4,048,022

	December 31, 2024
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and industrial	$654,073	$903	$133	$8,400	$3,218	$666,727
Commercial real estate
Construction, land and development	264,633	—	—	—	30,044	294,677
Multifamily	363,123	—	—	—	—	363,123
Non-owner occupied	961,808	—	—	—	5,217	967,025
Owner occupied	369,176	225	—	—	2,017	371,418
Total commercial real estate	1,958,740	225	—	—	37,278	1,996,243
Agricultural
Land	60,690	—	—	—	609	61,299
Production	62,269	87	—	—	652	63,008
Total agricultural	122,959	87	—	—	1,261	124,307
Total commercial	2,735,772	1,215	133	8,400	41,757	2,787,277
Consumer
Residential real estate
First lien	915,167	2,104	707	53	2,988	921,019
Construction	28,867	—	—	—	4,680	33,547
HELOC	160,430	169	450	—	1,460	162,509
Junior lien	40,454	396	—	—	3,210	44,060
Total residential real estate	1,144,918	2,669	1,157	53	12,338	1,161,135
Other consumer	43,651	103	30	—	338	44,122
Total consumer	1,188,569	2,772	1,187	53	12,676	1,205,257
Total	$3,924,341	$3,987	$1,320	$8,453	$54,433	$3,992,534

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following table presents the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of December 31, 2025 and 2024:

	As of December 31, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$—	$12,708	$—
Commercial real estate
Construction, land and development	26,475	33,723	—
Multifamily	4,733	10,197	—
Non-owner occupied	1,657	1,657	—
Owner occupied	89	143	—
Total commercial real estate	32,954	45,720	—
Agricultural
Land	164	164	—
Production	—	342	—
Total agricultural	164	506	—
Total commercial	33,118	58,934	—
Consumer
Residential real estate
First lien	2,298	2,601	—
Construction	4,680	4,680	—
HELOC	—	129	—
Junior lien	2,305	2,375	—
Total residential real estate	9,283	9,785	—
Other consumer	—	346	—
Total consumer	9,283	10,131	—
Total	$42,401	$69,065	$—

	December 31, 2024
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and industrial	$2,952	$3,218	$8,400
Commercial real estate
Construction, land and development	24,638	30,044	—
Multifamily	—	—	—
Non-owner occupied	5,217	5,217	—
Owner occupied	1,706	2,017	—
Total commercial real estate	31,561	37,278	—
Agricultural
Land	609	609	—
Production	652	652	—
Total agricultural	1,261	1,261	—
Total commercial	35,774	41,757	8,400
Consumer
Residential real estate
First lien	2,614	2,988	53
Construction	4,680	4,680	—
HELOC	—	1,460	—
Junior lien	2,696	3,210	—
Total residential real estate	9,990	12,338	53
Other consumer	—	338	—
Total consumer	9,990	12,676	53
Total	$45,764	$54,433	$8,453

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2025, 2024, and 2023 is estimated to have been $3.3 million, $4.8 million, and $0.5 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual. As a result, the Company did not record any interest income on its nonaccrual loans for the years ended years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $18.1 million and $16.4 million, respectively, and was reported within accrued interest receivable on the consolidated balance sheets. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine credit losses, and the related ACL allocated to these loans, as of  December 31, 2025 and 2024:

	As of December 31, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$651	$—	$—	$651	$43
Commercial real estate
Construction, land and development	33,723	—	—	33,723	5,635
Multifamily	10,197	—	—	10,197	865
Non-owner occupied	1,657	—	—	1,657	—
Owner occupied	142	—	—	142	4
Total commercial real estate	45,719	—	—	45,719	6,504
Agricultural
Land	164	—	—	164	—
Production	—	—	342	342	42
Total agricultural	164	—	342	506	42
Total commercial	46,534	—	342	46,876	6,589
Consumer
Residential real estate
First lien	2,528	—	—	2,528	229
Construction	4,680	—	—	4,680	—
HELOC	—	—	—	—	—
Junior lien	2,304	—	—	2,304	—
Total residential real estate	9,512	—	—	9,512	229
Other consumer	—	—	319	319	319
Total consumer	9,512	—	319	9,831	548
Total	$56,046	$—	$661	$56,707	$7,137

	As of December 31, 2024
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and industrial	$2,885	$275	$—	$3,160	$4
Commercial real estate
Construction, land and development	30,044	—	—	30,044	4,984
Multifamily	—	—	—	—	—
Non-owner occupied	5,217	—	—	5,217	—
Owner occupied	1,936	—	—	1,936	9
Total commercial real estate	37,197	—	—	37,197	4,993
Agricultural
Land	609	—	—	609	—
Production	—	652	—	652	—
Total agricultural	609	652	—	1,261	—
Total commercial	40,691	927	—	41,618	4,997
Consumer
Residential real estate
First lien	2,514	—	—	2,514	7
Construction	4,680	—	—	4,680	—
HELOC	1,366	—	—	1,366	252
Junior lien	3,105	—	—	3,105	330
Total residential real estate	11,665	—	—	11,665	589
Other consumer	—	—	289	289	50
Total consumer	11,665	—	289	11,954	639
Total	$52,356	$927	$289	$53,572	$5,636

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

The following tables present the amortized cost basis of loans as of December 31, 2025 and 2024, respectively, by type of modification, that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable as of  December 31, 2025 and 2024 is also presented in the tables below:

Year ended December 31, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,436	$—	$—	2.2%

Year ended December 31, 2024
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
CRE − Construction, land and development	$24,638	$—	$—	$—	$—	$3,840	9.7%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024:

Year ended December 31, 2024
	Weighted Average		Weighted Average
	Interest Rate	Principal	Term Extension
(dollars in thousands)	Reduction	Forgiveness	(Years)
CRE − Construction, land and development	2.4%	$—	1.4

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the years ended  December 31, 2025 and 2024, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

NOTE 7 Land, Premises and Equipment, Net

Components of land, premises and equipment at  December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Land (1)	$6,425	$7,155
Buildings and improvements (1)	39,979	36,961
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	42,933	38,540
	91,994	85,313
Less accumulated depreciation	(48,741)	(45,533)
Total	$43,253	$39,780

(1)	Excludes assets held for sale.

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 amounted to $4.7 million, $3.0 million, and $2.5 million, respectively.

NOTE 8 Goodwill and Other Intangible Assets

Goodwill was $85.6 million as of both  December 31, 2025 and 2024.

The following table summarizes the carrying amounts of goodwill, by segment, as of December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(22,456)	$5,048	$41,423	$(33,736)	$7,687
Core deposit intangible assets	41,092	(12,769)	28,323	41,092	(4,897)	36,195
Total intangible assets	$68,596	$(35,225)	$33,371	$82,515	$(38,633)	$43,882

Aggregate amortization expense for the years ended December 31, 2025, 2024, and 2023 was $10.5 million, $6.8 million, and $5.3 million, respectively.

Estimated aggregate amortization expense for future years is as follows:

(dollars in thousands)	Amount
2026	$7,569
2027	6,389
2028	5,516
2029	4,512
2030	3,903
Thereafter	5,482
Total	$33,371

NOTE 9 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $660.7 million and $728.5 million at  December 31, 2025 and 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the years ended December 31, 2025 and 2024, the Company elected to subsequently measure MSRs at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value as of and for the years ended December 31, 2023.

The following table presents the changes in fair value of the Company’s MSR portfolio for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$7,918	$2,052
Servicing assets acquired in business combination	—	5,445
Additions from loans sold with servicing rights retained	165	224
Change in fair value	(1,700)	197
Balance at end of period	$6,383	$7,918

The following table summarizes the Company’s activity related to servicing rights for the years ended December 31, 2023:

(dollars in thousands)	2023
Servicing Assets:
Balance at beginning of period	$2,643
Additions, net of valuation reserve (1)	300
Amortization (2)	(595)
Balance at end of period	2,348
Less valuation reserve (3)	(296)
Balance at end of period, net of valuation reserve	$2,052
Fair value, beginning of period	$2,314
Fair value, end of period	$2,062

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)	Associated amortization expense was reported within other noninterest income on the consolidated statements of income.
(3)	Associated valuation reserve was reported within mortgage and lending expenses on the consolidated statements of income.

The following is a summary of key data and assumptions used in the valuation of servicing rights as of December 31, 2025 and 2024. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	December 31,	December 31,
(dollars in thousands)	2025	2024
Fair value of servicing rights	$6,383	$7,918
Weighted-average remaining term, years	21.5	22.0
Prepayment speeds	14.4%	9.9%
Discount rate	10.0%	10.5%

NOTE 10 Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. Substantially all the leases in which the Company is the lessee are comprised of real estate property for branches, and office equipment rentals with terms extending through 2045. Substantially all of the Company’s leases are classified as operating leases. The Company has no existing finance leases.

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s ROU assets and lease liabilities on the consolidated financial statements as of December 31, 2025 and 2024:

		December 31,	December 31,
(dollars in thousands)		2025	2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$28,761	$13,438
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$36,282	$18,991

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

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term, years
Operating leases	16.9	12.6
Weighted-average discount rate
Operating leases	5.1%	4.5%

As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the years ending December 31, 2025, 2024 and 2023:

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Lease costs
Operating lease cost	$2,370	$1,931	$1,914
Variable lease cost	548	1,202	1,159
Short-term lease cost	693	224	167
Finance lease cost
Interest on lease liabilities	—	—	—
Amortization of right-of-use assets	—	—	—
Sublease income	(190)	(226)	(219)
Net lease cost	$3,421	$3,131	$3,021
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$2,369	$2,019	$1,755
Right-of-use assets obtained in exchange for new operating lease liabilities	18,324	9,373	$1,868

Future minimum payments for leases with initial or remaining terms of one year or more as of  December 31, 2025 are as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
December 31, 2026	$3,368
December 31, 2027	3,150
December 31, 2028	2,990
December 31, 2029	2,993
December 31, 2030	3,050
Thereafter	41,964
Total future minimum lease payments	$57,515
Amounts representing interest	(21,233)
Total operating lease liabilities	$36,282

NOTE 11 Other Assets

Other assets on the balance sheet consisted of the following balances at  December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Federal Reserve Bank stock	$8,631	$7,519
Foreclosed assets	308	—
Prepaid expenses	7,655	7,744
Investments in partnerships	—	13
Trust fees accrued/receivable	17,258	16,023
Income tax refund receivable	10,684	5,429
Federal Home Loan Bank stock	17,968	13,656
Derivative instruments	16,533	9,854
Tax credit investments	13,069	14,784
Other assets	10,913	9,697
Total	$103,019	$84,719

NOTE 12 Deposits

The components of deposits in the consolidated balance sheets at  December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing	$807,896	$903,466
Interest-bearing
Interest-bearing demand	1,296,315	1,220,173
Savings accounts	173,759	165,882
Money market savings	1,337,491	1,381,924
Time deposits	576,542	706,965
Total interest-bearing	3,384,107	3,474,944
Total deposits	$4,192,003	$4,378,410

The aggregate amount of deposit overdrafts included as loans were $755 thousand and $979 thousand at  December 31, 2025 and 2024, respectively.

Certificates of deposit in excess of $250 thousand totaled $190.5 million and $248.1 million at  December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)	Amount
2026	$550,829
2027	13,166
2028	3,527
2029	5,749
2030	2,177
Thereafter	1,094
Total	$576,542

NOTE 13 Short-Term Borrowings

Short-term borrowings at December 31, 2025 and 2024 consisted of the following:

	Year ended
	December 31,
(dollars in thousands)	2025	2024
Fed funds purchased
Balance as of end of period	$58,800	$38,960
Average daily balance	62,618	249,180
Maximum month-end balance	207,700	373,350
Weighted-average rate
During period	4.60%	4.95%
End of period	3.98%	4.79%
FHLB short-term advances
Balance as of end of period	$250,000	$200,000
Average daily balance	201,781	200,000
Maximum month-end balance	250,000	200,000
Weighted-average rate
During period	4.44%	5.46%
End of period	3.90%	4.63%

The Company had outstanding credit capacity with the FHLB of $2.1 billion and $1.2 billion at  December 31, 2025 and 2024, respectively, secured by pledged loans and investment securities. The Company also had $107.0 million and $87.0 million of unsecured federal funds agreements with correspondent banks at December 31, 2025 and 2024, respectively, with no outstanding balances at December 31, 2025 and $15.0 million of outstanding balances at  December 31, 2024. The Company has an unused $20.0 million unsecured line of credit with Bank of North Dakota at December 31, 2025 and 2024.

NOTE 14 Long-Term Debt

Long-term debt at  December 31, 2025 and 2024 consisted of the following:

	December 31, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,673	Three-month CME SOFR + 0.26% + 3.10%	7.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,509	Three-month CME SOFR + 0.26% + 1.80%	5.78%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,182

	December 31, 2024
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,628	Three-month CME SOFR + 0.26% + 3.10%	7.69%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,441	Three-month CME SOFR + 0.26% + 1.80%	6.42%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,069

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2025 and 2024, respectively, was as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$1,038,347	$1,090,114
Standby letters of credit	14,393	30,033
Total	$1,052,740	$1,120,147

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  December 31, 2025 and 2024, the ACL on unfunded commitments was $3.9 million and $7.5 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. The provision release for unfunded commitments for the year ended December 31, 2025 was $3.6 million. The expense for provision for unfunded commitments for the year ended  December 31, 2024 was $0.1 million.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had fifteen letters of credit outstanding with the FHLB in the amount of $33.6 million as of  December 31, 2025 and five letters of credit outstanding with the FHLB in the amount of $12.0 million as of  December 31, 2024. With the Bank of North Dakota, the Company had one letter of credit outstanding in the amount of $126.0 million and $50.0 million as of  December 31, 2025 and 2024, respectively. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $549.0 million and $524.9 million as of December 31, 2025 and 2024, respectively.

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

In 2023, the Company sold its ESOP fiduciary services business but currently remains subject to two pending lawsuits related to the sold business, including one brought by the DOL.

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

The Company believes a material loss contingency related to the DOL complaint is reasonably possible, but not probable, based on currently-available information. However, the Company is unable to estimate the ultimate or minimum loss or range of losses, if any, at this time due to a number of uncertainties, including, but not limited to: (1) the current early stages of the proceedings and discovery not having commenced, (2) the absence of specificity as to alleged damages, and (3) and the lack of resolution of significant factual and legal issues.

As of December 31, 2025 and 2024, the Company did not have any accrued liabilities recorded for loss contingencies in its audited consolidated financial statements.

NOTE 17 Share-Based Compensation Plan

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). This plan allows the Compensation Committee of the Board (the “Compensation Committee”) the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the Compensation Committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of  December 31, 2025, 565,718 shares of common stock are still available for issue under the plan.

The compensation expense relating to awards under these plans was $2.7 million in 2025, $1.7 million in 2024, and $1.6 million in 2023. The number of unvested shares outstanding was 119,261 and 145,802 as of December 31, 2025 and 2024, respectively. The number of unvested units outstanding was 177,207 and 143,747 as of December 31, 2025 and 2024, respectively.

The following table presents the activity in the stock plans for the years ended December 31, 2025, and 2024 was as follows:

	Year ended December 31,
	2025		2024
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	289,549	$22.00	231,657	$22.96
Granted	123,055	20.16	127,463	21.11
Vested	(76,384)	22.66	(64,740)	23.89
Forfeited or cancelled	(39,752)	24.97	(4,831)	22.59
Outstanding at end of period	296,468	$20.61	289,549	$22.00

As of December 31, 2025 and 2024, there was $3.0 million and $2.9 million, respectively, of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.1 and 2.2 years, as of December 31, 2025 and 2024, respectively.

NOTE 18 Employee Benefits

The Company maintains two employee retirement plans including the Alerus Financial Corporation ESOP and a defined contribution salary reduction plan (the “401(k) plan”). The plans cover substantially all employees upon satisfying prescribed eligibility requirements for age and length of service. Contributions to the ESOP are determined annually by the Board, at its discretion, and allocated to participants based on a percentage of annual compensation. For the years ended December 31, 2025, 2024 and 2023, there were no unallocated ESOP shares outstanding. Shares of the Company stock within the ESOP are considered outstanding and dividends on these shares are charged to retained earnings. Under the 401(k) plan, the Company contributes 100% of amounts deferred by employees up to 3% of eligible compensation and 50% of amounts deferred by employees between 3% and 6% of eligible compensation. Retirement plan contributions are reflected under employee benefits in the income statement and for the years ending December 31, 2025, 2024, and 2023 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Salary reduction plan	$3,875	$3,082	$2,933
ESOP	2,500	2,449	1,604
Total	$6,375	$5,531	$4,537
Total ESOP shares outstanding	1,034,696	1,019,891	1,152,017

NOTE 19 Noninterest Income

The following table presents the Company’s noninterest income for the years ended December 31, 2025, 2024, and 2023:

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Retirement and benefit	$65,885	$64,365	$65,294
Wealth	28,265	26,171	21,855
Mortgage banking (1)	11,855	10,073	8,411
Service charges on deposit accounts	2,768	1,976	1,280
Net gains (losses) on investment securities (1)	(68,403)	—	(24,643)
Other
Gain (loss) on sale of premises and equipment	530	(3,941)	(50)
Client swap fees	1,386	2,135	1,396
Interchange fees	3,365	2,291	2,222
Bank-owned life insurance income (1)	1,063	862	876
Misc. transactional fees	1,881	1,366	1,528
Gain on sale of non-mortgage loans	2,080	—	—
Other noninterest income	1,201	9,632	2,060
Total noninterest income	$51,876	$114,930	$80,229

(1)	Not within the scope of ASC 606.

Contract balances: A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market value. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2025 and 2024, the Company did not have any significant contract balances.

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

NOTE 20 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year ended
	December 31,
(dollars in thousands)	2025	2024	2023
Current
Federal	$(1,032)	$6,973	$851
State	293	2,389	2,414
Current income tax	(739)	9,362	3,265
Deferred
Federal	4,214	(3,105)	1,151
State	1,678	(878)	(258)
Deferred income tax	5,892	(3,983)	893
Total income tax expense	$5,153	$5,379	$4,158

On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at  December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets
Allowance for credit losses	$16,069	$15,526
Employee compensation and benefit accruals	3,010	2,593
Expense accruals	526	561
Deferred loan fees	556	691
Fair value adjustments on available-for-sale securities	660	3,509
Acquired loan discounts	10,695	17,487
Nonaccrual loan interest	2,352	750
Unrealized loss on available‑for‑sale investment securities	741	24,737
Unrealized loss on derivative and hedge instruments	6	—
Unfunded commitment liability	1,008	1,856
Operating lease liabilities	9,416	4,968
Other	131	264
Total deferred tax assets from temporary differences	45,170	72,942
Deferred Tax Liabilities
Accumulated depreciation	2,821	2,272
Goodwill and intangible amortization	8,171	10,246
Servicing assets	1,656	2,071
Prepaid expenses	1,705	1,571
Unrealized gain on derivative and hedge instruments	—	151
Operating lease right-of-use assets	7,600	3,651
Other	137	95
Total deferred tax liabilities from temporary differences	22,090	20,057
Net Deferred Tax Assets	$23,080	$52,885

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2025) to the Company's actual income tax expense for the year ended December 31, 2025 is shown below.

	Year Ended
	December 31, 2025
(dollars in thousands)	Amount	Percent
U.S. federal statutory income tax	$4,744	21.0%
State and local income taxes, net of federal benefits(1)	1,557	6.9%
Tax credits
Proportional Amortization of LIHTC Credits	(536)	-2.4%
Nontaxable or nondeductible items
Tax Exempt Interest	(1,872)	-8.3%
Section 291 Interest	519	2.3%
Other	(297)	-1.3%
Other adjustments
Reduction in Deficit	1,005	4.4%
Other	33	0.1%
Income tax expense	$5,153	22.8%

(1)	State taxes in Minnesota and North Dakota comprised the majority (greater than 50%) of the tax effect in this category.

The following table presents required disclosures prior to the Company's adoption of ASU 2023-09 and a reconciliation of income tax expense at the U.S. federal statutory rate (21% in both 2024 and 2023) to the Company's actual income tax expense for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$4,863	21.0%	$3,329	21.0%
Tax effect of:
Tax exempt income	(1,131)	(4.9)%	(715)	(4.5)%
State income taxes, net of federal benefits	1,278	5.5%	715	4.5%
Nondeductible items and other	369	1.6%	829	5.2%
Applicable income taxes	$5,379	23.2%	$4,158	26.2%

It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination.

Cash Taxes Paid

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of this adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025.

Year Ended
(dollars in thousands)	December 31, 2025
Federal	1,000
Minnesota	703
North Dakota	280
Other States	661
Federal and State Income Tax Payable	$2,644

The amount of cash income taxes paid by the Company during the years ended  December 31, 2024 and 2023 was $0.4 million and $10.8 million, respectively.

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

The following table presents a summary of the Company’s investments in qualified affordable housing projects tax credit investments for the periods presented:

		Year ended December 31,
		2025		2024
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$22,906	$5,082	$17,906	$3,968

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the periods presented:

	Year ended December 31,
	2025		2024
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,823	$(1,998)	$1,728	$(1,442)

(1)	The amortization expense for low income housing tax credits were included in income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

●	Retirement and Benefit Services: Provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services. The division operates within each of the banking markets, as well as in Lakewood, Colorado.

●	Wealth: Provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

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

The following tables present key metrics related to the Company’s segments as of and for the periods presented:

	As of and for the year ended December 31, 2025
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$175,099	$—	$—	$(2,600)	$172,499
Provision for credit losses	556	—	—	—	556
Noninterest income (loss)	(41,966)	65,885	28,265	(308)	51,876
Noninterest expense
Compensation	48,856	29,348	13,231	6,022	97,457
Employee taxes and benefits	13,175	8,339	2,577	2,724	26,815
Business services, software and technology expense	12,085	8,146	3,804	664	24,699
Merger and acquisition expense	—	—	—	142	142
Other noninterest expense	39,802	9,156	1,860	1,296	52,114
Total noninterest expense	113,918	54,989	21,472	10,848	201,227
Net income (loss) before taxes	$18,659	$10,896	$6,793	$(13,756)	$22,592
Total assets	$5,129,514	$30,417	$5,897	$64,256	$5,230,084

	As of and for the year ended December 31, 2024
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income (loss)	$109,753	$—	$—	$(2,708)	$107,045
Provision for credit losses	18,141	—	—	—	18,141
Noninterest income	20,859	64,365	26,171	3,535	114,930
Noninterest expense
Compensation	43,130	28,427	10,065	5,689	87,311
Employee taxes and benefits	10,808	7,756	2,366	2,037	22,967
Business services, software and technology expense	10,950	7,575	2,506	727	21,758
Merger and acquisition expense	—	—	—	9,984	9,984
Other noninterest expense	23,629	12,797	704	1,525	38,655
Total noninterest expense	88,517	56,555	15,641	19,962	180,675
Net income (loss) before taxes	$23,954	$7,810	$10,530	$(19,135)	$23,159
Total assets	$5,182,147	$32,144	$5,449	$41,933	$5,261,673

	As of and for the year ended December 31, 2023
		Retirement and		Corporate
(dollars in thousands)	Banking	Benefit Services	Wealth	Administration	Consolidated
Net interest income	$90,520	$—	$—	$(2,681)	$87,839
Provision for loan losses	2,057	—	—	—	2,057
Noninterest income	(7,017)	65,294	21,855	97	80,229
Noninterest expense
Compensation	37,951	26,087	8,049	4,203	76,290
Employee taxes and benefits	9,295	7,144	1,850	1,762	20,051
Business services, software and technology expense	10,185	7,898	2,372	598	21,053
Merger and acquisition expense	—	—	—	—	—
Other noninterest expense	18,427	12,232	1,217	887	32,763
Total noninterest expense	75,858	53,361	13,488	7,450	150,157
Net income before taxes	$5,588	$11,933	$8,367	$(10,034)	$15,854
Total assets	$3,833,725	$34,352	$4,757	$34,879	$3,907,713

NOTE 23 Earnings Per Share

The calculation of basic and diluted earnings per share using the two-class method for the years ending December 31, 2025, 2024, and 2023 is presented below:

	Year ended
	December 31,
(dollars and shares in thousands, except per share data)	2025	2024	2023
Net income	$17,439	$17,780	$11,696
Dividends and undistributed earnings allocated to participating securities	(29)	37	(5)
Net income available to common stockholders	$17,468	$17,743	$11,701
Weighted-average common shares outstanding for basic earnings per share	25,380	21,047	19,922
Dilutive effect of stock-based awards	317	274	221
Weighted-average common shares outstanding for diluted earnings per share	25,697	21,321	20,143
Earnings per common share:
Basic earnings per common share	$0.69	$0.84	$0.59
Diluted earnings per common share	$0.68	$0.83	$0.58

NOTE 24 Related Party Transactions

In the ordinary course of business, the Bank has extended loans to executive officers, directors, and their affiliates (related parties). These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectability. The following table presents the activity associated with loans made between related parties at  December 31, 2025 and 2024:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$921	$1,035
New loans and advances	147	188
Repayments	(179)	(302)
Ending balance	$889	$921

Deposits from related parties held by the Bank at  December 31, 2025 and 2024, amounted to $1.3 million and $1.8 million, respectively.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of  December 31, 2025, the Company only uses fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in OCI until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified to interest expense over the next 12 months. All cash flow hedges were highly effective for the year ended December 31, 2025. As of  December 31, 2025, the maximum length of time over which forecasted transactions are hedged is 13 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of December 31, 2025 and 2024:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
December 31, 2025
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	—	—	200,000	19
Total derivatives designated as hedging instruments	$—	$—	$200,000	$19
Not designated as hedging instruments:
Interest rate swaps (1)	$490,341	$10,454	$507,341	$10,603
Interest rate lock commitments	17,985	256	—	—
Forward loan sales commitments	12,082	248	—	—
To-be-announced mortgage backed securities	—	—	30,500	60
Total asset derivatives not designated as hedging instruments	$520,408	$10,958	$537,841	$10,663
December 31, 2024
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$200,000	$149	$—	$—
Cash flow hedges:
Interest rate swaps	200,000	477	200,000	21
Total derivatives designated as hedging instruments	$400,000	$626	$200,000	$21
Not designated as hedging instruments:
Interest rate swaps (1)	$347,575	$8,182	$364,575	$8,579
Interest rate lock commitments	14,647	153	—	—
Forward loan sales commitments	6,645	109	—	—
To-be-announced mortgage backed securities	39,000	35	—	—
Total asset derivatives not designated as hedging instruments	$407,867	$8,479	$364,575	$8,579

(1)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the year ended December 31, 2025
Cash flow hedges:
Interest rate swaps	$(497)	$(22)

For the year ended December 31, 2024
Cash flow hedges:
Interest rate swaps	$1,474	$721

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the year ended December 31, 2025
Total amounts in the Consolidated Statements of Income	$253,699	$20,699	$11,897
Fair value hedges:
Interest rate swaps	113	237	—
Cash flow hedges:
Interest rate swaps	—	—	(22)
For the year ended December 31, 2024
Total amounts in the Consolidated Statements of Income	$183,560	$19,745	$22,584
Fair value hedges:
Interest rate swaps	367	2,280	—
Cash flow hedges:
Interest rate swaps	—	—	721

The Company terminated its fair value hedge effective December 23, 2025. This fair value hedge was an interest rate swap and was scheduled to mature on  February 10, 2026. A termination fee of $0.1 million was paid by the Company, which was included in interest income for the year ended December 31, 2025.

The following tables show the notional amount, carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships at  December 31, 2024:

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

The gain (loss) recognized on derivatives not designated as hedging relationships for the years ended December 31, 2025, 2024, and 2023 was as follows:

(dollars in thousands)		Year ended December 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2025	2024	2023
Interest rate swaps	Other noninterest income	$—	$21	$(20)
Interest rate swaps	Mortgage banking	245	(396)	—
Interest rate lock commitments	Mortgage banking	104	(172)	165
Forward loan sales commitments	Mortgage banking	140	103	(1)
To-be-announced mortgage backed securities	Mortgage banking	(728)	197	118
Total gain (loss) from derivatives not designated as hedging instruments		$(239)	$(247)	$262

The Company has third-party agreements that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at  December 31, 2025 and 2024 was $0.0 million and $3.9 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change a well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of December 31, 2025 and 2024, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $10.6 million and $8.6 million, respectively. As of December 31, 2025 and 2024, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $0.0 million and $3.9 million, respectively. If the Company had breached any of these provisions at December 31, 2025 or 2024, it could have been required to settle its obligations under the agreements at their termination value of $10.6 million and $8.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2025
Derivative assets:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	2,902	—	2,902	(5,710)	(2,808)
Interest rate swaps − customer (2)	7,552	—	7,552	—	7,552
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$10,454	$—	$10,454	$(5,710)	$4,744
Derivative liabilities:
Interest rate swaps − Company (1)	$19	$—	$19	$34	$(15)
Interest rate swaps − dealer bank (1)	7,567	—	7,567	(34)	7,600
Interest rate swaps − customer (2)	3,036	—	3,036	—	3,036
To-be-announced mortgage backed securities	60	—	60	—	60
Total	$10,682	$—	$10,682	$—	$10,682

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes at  December 31, 2025 and 2024, each of the Company and the Bank met all of the capital adequacy requirements to which it is subject.

As of  December 31, 2025, the most recent notification from the FDIC, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believe have changed in the Bank’s category.

Actual capital amounts and ratios for the Company (consolidated) and the Bank at  December 31, 2025 and 2024 are presented in the following table:

	December 31, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$452,125	10.28%	$198,002	4.50%	N/A	N/A
Bank	448,675	10.41%	194,009	4.50%	280,235	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	461,307	10.48%	264,002	6.00%	N/A	N/A
Bank	448,675	10.41%	258,679	6.00%	344,905	8.00%
Total capital to risk weighted assets
Consolidated (1)	566,443	12.87%	352,003	8.00%	N/A	N/A
Bank	502,714	11.66%	344,905	8.00%	431,131	10.00%
Tier 1 capital to average assets
Consolidated (1)	461,307	8.86%	208,235	4.00%	N/A	N/A
Bank	448,675	8.62%	208,160	4.00%	260,200	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2024
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$443,833	9.91%	$201,441	4.50%	N/A	N/A
Bank	449,497	10.18%	198,743	4.50%	287,074	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	452,903	10.12%	268,588	6.00%	N/A	N/A
Bank	449,497	10.18%	264,991	6.00%	353,322	8.00%
Total capital to risk weighted assets
Consolidated (1)	559,002	12.49%	358,118	8.00%	N/A	N/A
Bank	504,857	11.43%	353,322	8.00%	441,652	10.00%
Tier 1 capital to average assets
Consolidated (1)	452,903	8.65%	209,532	4.00%	N/A	N/A
Bank	449,497	8.69%	206,832	4.00%	258,540	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount.

In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2025 and 2024, the Company was in compliance with HUD guidelines.

NOTE 27 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of OCI for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	Year ended December 31,
	2025			2024			2023
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$27,459	$(6,892)	$20,567	$(485)	$122	$(363)	$9,582	$(2,405)	$7,177
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	165	(42)	123	271	(68)	203	328	(82)	246
Less: reclassification adjustment for net realized losses (2)	(68,403)	17,169	(51,234)	—	—	—	(24,643)	6,185	(18,458)
Net change	95,697	(24,019)	71,678	(756)	190	(566)	33,897	(8,508)	25,389
Cash Flow Hedges:
Change in fair value	(497)	125	(372)	1,474	(370)	1,104	176	(59)	117
Less: reclassified AOCI gain (loss) into interest expense (3)	(22)	6	(16)	721	(181)	540	473	(119)	354
Net change	(475)	119	(356)	753	(189)	564	(297)	60	(237)
Other Derivatives:
Change in fair value	(149)	37	(112)	389	(98)	291	(241)	75	(166)
Less: reclassified AOCI gain (loss) into interest expense (4)	—	—	—	—	—	—	—	—	—
Net change	(149)	37	(112)	389	(98)	291	(241)	75	(166)
Other comprehensive income (loss)	$95,073	$(23,863)	$71,210	$386	$(97)	$289	$33,359	$(8,373)	$24,986

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

The following table presents the changes in each component of AOCI for the periods indicated:

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
Balance at December 31, 2022	$(98,547)	$—	$(94)	$(98,641)
Other comprehensive income (loss) before reclassifications	7,177	117	(166)	7,128
Less: Amounts reclassified from AOCI	(18,212)	354	—	(17,858)
Other comprehensive income (loss)	25,389	(237)	(166)	24,986
Balance at December 31, 2023	(73,158)	(237)	(260)	(73,655)
Other comprehensive income (loss) before reclassifications	(363)	1,104	291	1,032
Less: Amounts reclassified from AOCI	203	540	—	743
Other comprehensive income (loss)	(566)	564	291	289
Balance at December 31, 2024	(73,724)	327	31	(73,366)
Other comprehensive income (loss) before reclassifications	20,567	(372)	(112)	20,083
Less: Amounts reclassified from AOCI	123	(16)	—	107
Less: reclassification adjustment for net realized losses	(51,234)	—	—	(51,234)
Other comprehensive income (loss)	71,678	(356)	(112)	71,210
Balance at December 31, 2025	$(2,046)	$(29)	$(81)	$(2,156)

(1)	All amounts net of tax.

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

The Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the years ended  December 31, 2025 and 2024, the Company did not repurchase any shares under either stock repurchase program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis at  December 31, 2025 and 2024:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,758	$—	$—	$1,758
Available-for-sale
U.S. treasury and government agencies	—	405	—	405
Mortgage backed securities
Residential agency	—	476,746	—	476,746
Commercial	—	—	—	—
Asset backed securities	—	15	—	15
Corporate bonds	—	36,929	—	36,929
Total available-for-sale investment securities	$—	$514,095	$—	$514,095
Servicing rights (1)	$—	$—	$6,383	$6,383
Other assets
Derivatives	$—	$10,958	$—	$10,958
Other liabilities
Derivatives	$—	$10,682	$—	$10,682

(1)	See Note 9 Loan Servicing for more information on mortgage servicing rights (MSR).

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$3,309	$—	$—	$3,309
Available-for-sale
U.S. treasury and government agencies	—	30,707	—	30,707
Mortgage backed securities
Residential agency	—	503,706	—	503,706
Commercial	—	1,251	—	1,251
Asset backed securities	—	19	—	19
Corporate bonds	—	52,370	—	52,370
Total available-for-sale investment securities	$—	$588,053	$—	$588,053
Servicing rights (1)	$—	$—	$7,918	$7,918
Other assets
Derivatives	$—	$9,105	$—	$9,105
Other liabilities
Derivatives	$—	$8,600	$—	$8,600

(1)	See Note 9 Loan Servicing for more information on mortgage servicing rights (MSR).

The following is a description of the valuation methodologies used for instruments measured at estimated fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities, Trading for Deferred Compensation

The fair value of trading securities for deferred compensation is reported using market quoted prices, as such securities and underlying securities are actively traded and no valuation adjustments have been applied and therefore are classified as Level 1.

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

The estimated fair value of certain assets on a nonrecurring basis for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	—	—	33,484	33,484
Foreclosed assets	—	—	308	308

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$34,088	$34,088

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

Foreclosed Assets

Assets acquired through loan foreclosure are included in other assets and are initially recorded at estimated fair value less estimated selling costs. The estimated fair value of foreclosed assets is evaluated regularly and any decreases in value along with holding costs, such as taxes, insurane and utilities, are reported in noninterest expense.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of December 31, 2025 and 2024, respectively, were as follows:

			December 31, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	33,484	10 - 35%	30.7%
Foreclosed assets	Appraisal value	Property specific adjustment	308	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,383	130 - 730	239
		Discount rate		10.0%	10.0%

			December 31, 2024
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	$34,088	10 - 35%	28.9%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,918	103 - 495	165
		Discount rate		10.5%	10.5%

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

The following disclosures represent financial instruments in which the ending balances, as of December 31, 2025 and 2024, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated are as follows:

	December 31, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$67,192	$67,192	$—	$—	$67,192
Investment securities held-to-maturity	254,448	—	228,009	—	228,009
Loans, net	3,986,107	—	—	3,956,517	3,956,517
Accrued interest receivable	21,742	21,742	—	—	21,742
Bank-owned life insurance	39,307	—	39,307	—	39,307
Servicing rights	6,383	—	—	6,383	6,383
Financial Liabilities
Noninterest-bearing deposits	$807,896	$—	$807,896	$—	$807,896
Interest-bearing deposits	2,807,565	—	2,807,565	—	2,807,565
Time deposits	576,542	—	580,473	—	580,473
Short-term borrowings	308,800	308,800	—	—	308,800
Long-term debt	59,182	—	59,911	—	59,911
Accrued interest payable	8,124	8,124	—	—	8,124

	December 31, 2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,239	$61,239	$—	$—	$61,239
Investment securities held-to-maturity	275,585	—	236,986	—	236,986
Loans, net	3,932,605	—	—	3,872,186	3,872,186
Accrued interest receivable	20,075	20,075	—	—	20,075
Bank-owned life insurance	36,033	—	36,033	—	36,033
Servicing rights	7,918	—	—	7,918	7,918
Financial Liabilities
Noninterest-bearing deposits	$903,466	$—	$903,466	$—	$903,466
Interest-bearing deposits	2,767,979	—	2,767,979	—	2,767,979
Time deposits	706,965	—	696,976	—	696,976
Short-term borrowings	238,960	238,960	—	—	238,960
Long-term debt	59,069	—	59,078	—	59,078
Accrued interest payable	11,343	11,343	—	—	11,343

NOTE 30 Parent Company Only Financial Statements

The condensed financial statements of Alerus Financial Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements

Alerus Financial Corporation

Parent Company Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2025	2024
Assets
Cash and cash equivalents	$49,213	$49,024
Trading investment securities	1,407	2,915
Investment in subsidiaries	561,793	501,385
Company-owned life insurance	4,073	1,830
Deferred income taxes, net	1,622	2,546
Other assets	18,947	13,913
Total assets	$637,055	$571,613
Liabilities and Stockholders’ Equity
Long‑term debt	$59,182	$59,069
Accrued expenses and other liabilities	12,939	17,134
Total liabilities	72,121	76,203
Stockholders’ equity	564,934	495,410
Total stockholders’ equity	564,934	495,410
Total liabilities and stockholders’ equity	$637,055	$571,613

Alerus Financial Corporation

Parent Company Condensed Statements of Income

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Income
Net dividends from subsidiaries	$32,999	$5,825	$21,000
Other income	208	297	24
Total operating income	33,207	6,122	21,024
Expenses	6,788	16,471	6,043
Income before equity in undistributed income	26,419	(10,349)	14,981
Equity in undistributed income of subsidiaries	(10,801)	23,191	(4,826)
Income before income taxes	15,618	12,842	10,155
Income tax benefit	1,821	4,938	1,541
Net income	$17,439	$17,780	$11,696

Alerus Financial Corporation

Parent Company Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating activities
Net income	$17,439	$17,780	$11,696
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	924	(1,789)	147
Equity in undistributed income of subsidiaries	10,801	(23,191)	4,826
Depreciation and amortization	113	113	113
Stock‑based compensation cost	2,699	1,650	1,628
(Increase) decrease in company-owned life insurance	(32)	105	—
Net change in:
Other assets	(5,188)	(4,123)	50
Accrued expenses and other liabilities	(4,459)	(591)	(10,164)
Net cash provided by operating activities	22,297	(10,046)	8,296
Investing activities
Proceeds from sales of trading investment securities	6,233	9,020	—
Purchases of trading investment securities	(4,570)	(11,757)	—
Purchases of company-owned life insurance	(2,211)	(1,935)	—
Net cash (paid) for business combinations	—	8,610	—
Net cash provided by investing activities	(548)	3,938	—
Financing activities
Cash dividends paid on common stock	(20,823)	(15,445)	(14,822)
Repurchase of common stock	(737)	(276)	(6,638)
Net cash provided by financing activities	(21,560)	(15,721)	(21,460)
Net change in cash and cash equivalents	189	(21,829)	(13,164)
Cash and cash equivalents at beginning of year	49,024	70,853	84,017
Cash and cash equivalents at end of year	$49,213	$49,024	$70,853

NOTE 31 Subsequent Events

Subsequent events have been evaluated through March 3, 2026, which is the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears below in this Item 9A.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alerus Financial Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Alerus Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated March 3, 2026 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Des Moines, Iowa

March 3, 2026

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10, as well as information relating to compliance with Section 16 of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors,” “Security Ownership of Certain Beneficial Owners,” “Delinquent Section 16(a) Reports” and “Compensation Discussion and Analysis” appearing in the Company’s Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2025, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is set forth under the headings “Compensation Discussion and Analysis,” “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance and the Board of Directors – Director Compensation,” “CEO Pay Ratio,” “Pay Versus Performance,” “Compensation Committee Report,” and “Executive Compensation” appearing in the Company’s Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2025, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 17 (Share-Based Compensation Plan) to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	177,207(1)	$ —(2)	565,718(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	177,207	$—	565,718

(1)	The securities set forth in column (a) above related to x outstanding restricted stock units under the 2019 Equity Incentive Plan.
(2)	The weighted-average exercise price in column (b) above does not relate to outstanding restricted stock unit awards, which do not have an exercise price.
(3)

The securities set forth in column (c) include stock options, stock appreciation rights, stock awards, and cash incentive awards that remain available for issuance under the 2019 Equity Incentive Plan.

Other information required by this Item 12 can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the Company’s fiscal year end, December 31, 2025, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is set forth under the headings “Certain Relationships and Related Party Transactions,” “Proposal 1 – Election of Directors,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2025, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is set forth under the heading “Proposal 4 – Ratification of the Appointment of RSM US LLP as the Company’s Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, December 31, 2025, which is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019)

3.2	Amendment to Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on May 12, 2025)

3.3	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019)

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 on Form 10-K Filed on March 26, 2020)

4.2	Subordinated Note Due March 30, 2021 (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on March 30, 2021)

10.1†	Executive Severance Agreement by and between Alerus Financial Corporation and Katie Lorenson, dated May 21, 2024 (incorporated herein by reference to Exhibit 10.4 on Form S-1 filed on May 28, 2024)

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

10.29†	Executive Severance Agreement by and between Alerus Financial Corporation and Jim Collins, dated June 1, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on August 4, 2022)

10.30†	Alerus Financial Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2023)

10.31†	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed December 14, 2023)

10.32	Amendment to Alerus Financial Corporation Deferred Compensation Plan for Executives (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed December 14, 2023)

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

10.37†

Voting and Support Agreement, by and among Alerus Financial Corporation and the directors and officers of HMN Financial, Inc. identified therein, dated May 14, 2024 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 15, 2024)

10.38†

Executive Severance Agreement by and between Alerus Financial Corporation and Katie Lorenson, dated August 28, 2025 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 28, 2025)

19.1	Insider Trading Policy of Alerus Financial Corporation
21.1	Subsidiaries of Alerus Financial Corporation
23.1	Consent of RSM US LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Alerus Financial Corporation Clawback Policy

101.1 INS	Inline XBRL Instance Document
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

	By:	/s/ Katie A. Lorenson
Date: March 3, 2026	Name: Title:	Katie A. Lorenson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katie A. Lorenson	Director, President and Chief Executive Officer	March 3, 2026
Katie A. Lorenson	(Principal Executive Officer)

/s/ Alan A. Villalon	Executive Vice President and Chief Financial Officer	March 3, 2026
Alan A. Villalon	(Principal Financial Officer)

/s/ Kari A. Koob	SVP, Controller	March 3, 2026
Kari A. Koob	(Principal Accounting Officer)

/s/ Daniel E. Coughlin	Director	March 3, 2026
Daniel E. Coughlin

/s/ Randy L. Newman	Director	March 3, 2026
Randy L. Newman

/s/ Galen G. Vetter	Director	March 3, 2026
Galen G. Vetter

/s/ Mary E. Zimmer	Director	March 3, 2026
Mary E. Zimmer

/s/ Janet O. Estep	Director	March 3, 2026
Janet O. Estep

/s/ Nikki L. Sorum	Director	March 3, 2026
Nikki L. Sorum

/s/ John Uribe	Director	March 3, 2026
John Uribe

/s/ Jeffrey Bolton	Director	March 3, 2026
Jeffrey Bolton