Form 10-Q
period 2026-03-31
ALERUS FINANCIAL CORP
filed 2026-05-01
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding at April 28, 2026 was 25,128,646.

Alerus Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2026	2025
Assets
Cash and cash equivalents	$128,826	$67,192
Investment securities
Trading	1,758	1,758
Available-for-sale, at fair value (amortized cost of $528,357 and $516,737, respectively)	522,101	514,095
Held-to-maturity, at amortized cost (fair value of $220,425 and $228,009, respectively, with an allowance for credit losses on investments of $118 and $123, respectively)	247,437	254,448
Loans held for sale	22,345	21,934
Loans	4,034,744	4,048,022
Allowance for credit losses on loans	(50,505)	(61,915)
Net loans	3,984,239	3,986,107
Land, premises and equipment, net	43,978	43,253
Operating lease right-of-use assets	32,573	28,761
Accrued interest receivable	20,469	21,742
Bank-owned life insurance	39,475	39,307
Goodwill	85,634	85,634
Other intangible assets, net	31,397	33,371
Servicing rights	6,615	6,383
Deferred income taxes, net	20,863	23,080
Other assets	100,261	103,019
Total assets	$5,287,971	$5,230,084
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$857,625	$807,896
Interest-bearing	3,490,257	3,384,107
Total deposits	4,347,882	4,192,003
Short-term borrowings	200,000	308,800
Long-term debt	59,211	59,182
Operating lease liabilities	42,590	36,282
Accrued expenses and other liabilities	63,595	68,883
Total liabilities	4,713,278	4,665,150
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 60,000,000 shares authorized: 25,214,146 and 25,406,278 issued and outstanding	25,214	25,406
Additional paid-in capital	266,016	271,609
Retained earnings	287,700	270,075
Accumulated other comprehensive income (loss)	(4,237)	(2,156)
Total stockholders’ equity	574,693	564,934
Total liabilities and stockholders’ equity	$5,287,971	$5,230,084

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2026	2025
Interest Income
Loans, including fees	$58,621	$61,495
Investment securities
Taxable	7,104	5,707
Exempt from federal income taxes	158	160
Other	1,094	819
Total interest income	66,977	68,181
Interest Expense
Deposits	19,074	23,535
Short-term borrowings	2,357	2,839
Long-term debt	634	650
Total interest expense	22,065	27,024
Net interest income	44,912	41,157
Provision for (recovery of) credit losses	(4,883)	863
Net interest income after provision for (recovery of) credit losses	49,795	40,294
Noninterest Income
Retirement and benefit services	17,406	16,106
Wealth advisory services	7,237	6,905
Mortgage banking	3,535	1,527
Service charges on deposit accounts	933	651
Other	1,736	2,443
Total noninterest income	30,847	27,632
Noninterest Expense
Compensation	24,087	22,961
Employee taxes and benefits	6,640	7,762
Occupancy and equipment expense	3,427	2,907
Business services, software and technology expense	5,839	5,752
Intangible amortization expense	1,974	2,710
Professional fees and assessments	3,800	2,996
Marketing and business development	861	965
Supplies and postage	607	630
Travel	361	287
Mortgage and lending expenses	710	536
Other	2,086	2,859
Total noninterest expense	50,392	50,365
Income before income taxes	30,250	17,561
Income tax expense	7,279	4,246
Net income	$22,971	$13,315
Per Common Share Data
Basic earnings per common share	$0.90	$0.52

Diluted earnings per common share	$0.89	$0.52
Dividends declared per common share	$0.21	$0.20
Average common shares outstanding	25,380	25,359
Diluted average common shares outstanding	25,679	25,653

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Net Income	$22,971	$13,315
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(3,634)	14,174
Net change in unrealized gain (losses) on cash flow hedging derivatives	787	(441)
Net change in unrealized gain (losses) on other derivatives	—	(232)
Total other comprehensive income (loss), before tax	(2,847)	13,501
Income tax expense (benefit) related to items of other comprehensive income (loss)	(766)	3,389
Other comprehensive income (loss), net of tax	(2,081)	10,112
Total comprehensive income	$20,890	$23,427

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	13,315	—	13,315
Other comprehensive income (loss)	—	—	—	10,112	10,112
Common stock repurchased	(6)	(121)	—	—	(127)
Common stock dividends	—	—	(5,077)	—	(5,077)
Share‑based compensation expense	—	599	—	—	599
Vesting of restricted stock	27	(27)	—	—	—
Balance as of March 31, 2025	25,366	$270,159	$281,961	$(63,254)	$514,232

Balance as of December 31, 2025	25,406	$271,609	$270,075	$(2,156)	$564,934
Net income	—	—	22,971	—	22,971
Other comprehensive income (loss)	—	—	—	(2,081)	(2,081)
Common stock repurchased	(258)	(6,278)	—	—	(6,536)
Common stock dividends	—	—	(5,346)	—	(5,346)
Share‑based compensation expense	—	751	—	—	751
Vesting of restricted stock	66	(66)	—	—	—
Balance as of March 31, 2026	25,214	$266,016	$287,700	$(4,237)	$574,693

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Operating Activities
Net income	$22,971	$13,315
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	2,983	4,334
Provision for (recovery of) credit losses	(4,883)	863
Depreciation and amortization	3,283	3,839
Amortization and accretion of premiums/discounts on investment securities	26	185
Amortization of operating lease right-of-use assets	2,496	(21)
Share‑based compensation expense	751	599
Purchase accounting accretion, net	(3,019)	(5,074)
Originations of loans held for sale	(94,434)	(64,866)
Proceeds on loans held for sale	96,373	70,108
Realized loss (gain) on mortgage loans sold	(2,359)	(1,645)
Servicing rights capitalized upon sale of mortgage loans	(11)	(54)
(Increase) in value of bank-owned life insurance	(168)	(221)
Realized loss (gain) on sale of premises and equipment	21	—
Realized loss (gain) on derivative instruments	(261)	(289)
Realized loss (gain) on sale of foreclosed assets	23	19
Change in fair value of mortgage servicing rights	(221)	621
Net change in:
Accrued interest receivable	1,273	(430)
Other assets	5,074	(4,900)
Accrued expenses and other liabilities	(2,105)	(8,668)
Net cash provided (used) by operating activities	27,813	7,715
Investing Activities
Proceeds from sales of trading investment securities	926	3,377
Purchases of trading investment securities	(1,011)	(3,145)
Proceeds from sales or calls of investment securities available-for-sale	—	10,000
Proceeds from maturities of investment securities available-for-sale	15,890	24,563
Purchases of investment securities available-for-sale	(27,370)	—
Proceeds from calls of investment securities held-to-maturity	340	146
Proceeds from maturities and paydowns of investment securities held-to-maturity	6,490	6,562
Net (increase) decrease in loans	9,271	(88,793)
Purchases of FHLB stock	(146,149)	(72,762)
Sales of FHLB stock	141,837	73,548
Purchases of BOLI	—	(138)
Purchases of premises and equipment	(2,027)	(2,054)
Proceeds from sales of foreclosed assets	159	—
Net cash provided (used) by investing activities	(1,644)	(48,696)
Financing Activities
Net increase (decrease) in deposits	155,879	106,881
Net increase (decrease) in short-term borrowings with maturities of three months or less	(108,800)	(38,960)
Cash dividends paid on common stock	(5,078)	(5,073)
Repurchase of common stock	(6,536)	(127)
Net cash provided (used) by financing activities	35,465	62,721
Net change in cash and cash equivalents	61,634	21,740
Cash and cash equivalents at beginning of period	67,192	61,239
Cash and cash equivalents at end of period	$128,826	$82,979

See accompanying notes to consolidated financial statements (unaudited)

	Three months ended
	March 31,
	2026	2025
Supplemental Cash Flow Disclosures
Interest paid	$23,704	$29,227
Income taxes paid	(47)	1
Cash dividends declared, not paid	5,346	5,078
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	—	(511)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	4,739	22

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation (“the Company”) as of  March 31, 2026 and December 31, 2025, the consolidated statements of income for the three months ended March 31, 2026 and 2025, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025, the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal operating subsidiary is Alerus Financial, National Association (the “Bank”). Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of the results for the full year or any other period. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026.

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2026, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2026.

Adopted Pronouncements

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amends existing hedge accounting guidance to improve the alignment of financial reporting with the economics of an entity's risk management activities. ASU 202-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. The Company adopted ASU 2025-09 on January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

Pronouncements Not Yet Effective

There are no ASUs that are not yet effective to the Company since January 1, 2026.

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $1.8 million as of both  March 31, 2026 and  December 31, 2025. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$4,140	$2	$(1)	$—	$4,141
Mortgage backed securities
Residential agency	484,220	251	(3,844)	—	480,627
Asset backed securities	14	—	—	—	14
Corporate bonds	39,983	1	(2,665)	—	37,319
Total available-for-sale investment securities	528,357	254	(6,510)	—	522,101
Held-to-maturity
Obligations of state and political agencies	107,666	—	(6,672)	69	100,994
Mortgage backed securities
Residential agency	139,889	—	(20,458)	49	119,431
Total held-to-maturity investment securities	247,555	—	(27,130)	118	220,425
Total investment securities	$775,912	$254	$(33,640)	$118	$742,526

	December 31, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$406	$—	$(1)	—	$405
Mortgage backed securities
Residential agency	476,334	988	(576)	—	476,746
Asset backed securities	15	—	—	—	15
Corporate bonds	39,982	—	(3,053)	—	36,929
Total available-for-sale investment securities	516,737	988	(3,630)	—	514,095
Held-to-maturity
Obligations of state and political agencies	111,866	1	(6,462)	72	105,405
Mortgage backed securities
Residential agency	142,705	—	(20,101)	51	122,604
Total held-to-maturity investment securities	254,571	1	(26,563)	123	228,009
Total investment securities	$771,308	$989	$(30,193)	$123	$742,104

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2026 represented a credit loss impairment. As of both March 31, 2026 and December 31, 2025, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both March 31, 2026 and December 31, 2025; however, all such bonds had an investment grade rating as of both March 31, 2026 and December 31, 2025. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. It is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $118 thousand and $123 thousand as of March 31, 2026 and December 31, 2025, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three months ended March 31, 2026.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of March 31, 2026, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.1 million and $0.8 million, respectively. As of December 31, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.9 million and $1.2 million, respectively.

The Company had no sales of AFS investment securities for the three months ended March 31, 2026 and 2025. The Company had no calls of AFS investment securities for the three months ended March 31, 2026, and had calls of AFS investment securities with proceeds of $10.0 million for the three months ended March 31, 2025.

The Company had no sales of HTM investment securities for the three months ended March 31, 2026 and 2025.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		March 31, 2026
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$—	$—	$(1)	$358	$(1)	$358
Mortgage backed securities
Residential agency	50	(3,820)	444,994	(24)	1,672	(3,844)	446,666
Asset backed securities	2	—	—	—	2	—	2
Corporate bonds	7	—	—	(2,665)	36,836	(2,665)	36,836
Total available-for-sale investment securities	61	$(3,820)	$444,994	$(2,690)	$38,868	$(6,510)	$483,862

		December 31, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$(1)	$198	$—	$199	$(1)	$397
Mortgage backed securities
Residential agency	39	(541)	317,084	(35)	4,908	(576)	321,992
Asset backed securities	1	—	—	—	1	—	1
Corporate bonds	8	(4)	478	(3,049)	36,452	(3,053)	36,930
Total available-for-sale investment securities	50	$(546)	$317,760	$(3,084)	$41,560	$(3,630)	$359,320

As of March 31, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended March 31, 2026 and 2025.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of March 31, 2026, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$12,821	$12,701	$—	$—
Due after one year through five years	55,571	52,675	168	167
Due after five years through ten years	34,048	30,970	41,731	39,068
Due after 10 years	5,226	4,648	2,238	2,239
	107,666	100,994	44,137	41,474
Mortgage-backed securities
Residential agency	139,889	119,431	484,220	480,627
Total investment securities	$247,555	$220,425	$528,357	$522,101

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $306.1 million and $115.1 million were pledged as of March 31, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Federal Reserve	$8,631	$8,631
FHLB	13,053	17,968

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2026, the conversion ratio was 1.5475. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,715 Class A equivalents) that the Company owned as of March 31, 2026 and December 31, 2025, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$747,447	$736,833
Commercial real estate − Owner occupied	444,276	427,260
Total commercial and business lending	1,191,723	1,164,093
Investor commercial real estate
Construction, land and development	146,897	246,238
Multifamily	392,097	383,505
Non-owner occupied	976,339	875,862
Total investor commercial real estate	1,515,333	1,505,605
Agricultural
Land	54,028	64,799
Production	50,983	62,500
Total agricultural	105,011	127,299
Total commercial	2,812,067	2,796,997
Consumer
Residential real estate
First lien	851,551	874,737
Construction	32,872	33,703
HELOC	262,131	260,883
Junior lien	35,783	36,844
Total residential real estate	1,182,337	1,206,167
Other consumer	40,340	44,858
Total consumer	1,222,677	1,251,025
Total loans	$4,034,744	$4,048,022

Total loans included net deferred loan fees and costs of $3.4 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively. Unearned discounts associated with bank acquisitions totaled $40.7 million and $43.7 million as of March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $16.8 million at March 31, 2026 and $18.1 million at December 31, 2025.

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

Loans with a carrying value of $2.4 billion as of March 31, 2026 and $2.6 billion as of December 31, 2025, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$16,216	$1,791	$(6,565)	$186	$11,628
Commercial real estate − Owner occupied	3,097	496	—	11	3,604
Total commercial and business lending	19,313	2,287	(6,565)	197	15,232
Investor commercial real estate
Construction, land and development	13,210	(6,469)	—	—	6,741
Multifamily	4,380	(125)	(556)	—	3,699
Non-owner occupied	11,006	(77)	—	—	10,929
Total investor commercial real estate	28,596	(6,671)	(556)	—	21,369
Agricultural
Land	959	(107)	—	—	852
Production	623	(299)	—	194	518
Total agricultural	1,582	(406)	—	194	1,370
Total commercial	49,491	(4,790)	(7,121)	391	37,971
Consumer
Residential real estate
First lien	9,358	(236)	—	—	9,122
Construction	274	23	—	—	297
HELOC	1,787	343	—	—	2,130
Junior lien	395	224	(212)	—	407
Total residential real estate	11,814	354	(212)	—	11,956
Other consumer	610	52	(113)	29	578
Total consumer	12,424	406	(325)	29	12,534
Total	$61,915	$(4,384)	$(7,446)	$420	$50,505

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $0.5 million related to off-balance sheet credit exposure and $5.0 thousand related to HTM investment securities.

	Three months ended March 31, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$8,170	$(311)	$(169)	$270	$7,960
Commercial real estate − Owner occupied	3,226	275	—	11	3,512
Total commercial and business lending	11,396	(36)	(169)	281	11,472
Investor commercial real estate
Construction, land and development	16,277	2,092	—	—	18,369
Multifamily	4,716	33	—	—	4,749
Non-owner occupied	16,513	(171)	—	—	16,342
Total investor commercial real estate	37,506	1,954	—	—	39,460
Agricultural
Land	597	6	—	—	603
Production	631	270	—	12	913
Total agricultural	1,228	276	—	12	1,516
Total commercial	50,130	2,194	(169)	293	52,448
Consumer
Residential real estate
First lien	6,921	175	(54)	—	7,042
Construction	357	110	—	—	467
HELOC	1,339	91	(250)	—	1,180
Junior lien	742	(3)	(300)	—	439
Total residential real estate	9,359	373	(604)	—	9,128
Other consumer	440	(160)	(39)	112	353
Total consumer	9,799	213	(643)	112	9,481
Total	$59,929	$2,407	$(812)	$405	$61,929

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.5) million related to off-balance sheet credit exposure and ($2.0) thousand related to HTM investment securities.

The ACL on loans at March 31, 2026 was $50.5 million, a decrease of $11.4 million, or 18.4%, from December 31, 2025. The decrease was primarily due to a decrease in nonperforming loans.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of March 31, 2026.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2026 and December 31, 2025:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of March 31, 2026	2026 YTD	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$59,104	$234,415	$117,060	$61,187	$36,186	$65,155	$142,226	$715,333
Special mention	—	310	691	21	150	102	—	1,274
Substandard	—	673	27	3,619	2,886	7,744	11,414	26,363
Doubtful	—	610	3,413	454	—	—	—	4,477
Subtotal	$59,104	$236,008	$121,191	$65,281	$39,222	$73,001	$153,640	$747,447
Gross charge-offs	$—	$632	$4,346	$1,188	$242	$157	$—	$6,565
CRE − Owner occupied
Pass	$22,981	$40,688	$91,420	$51,908	$60,745	$161,837	$960	$430,539
Special mention	—	—	448	—	—	1,634	555	2,637
Substandard	—	—	—	1,399	2,827	6,874	—	11,100
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$22,981	$40,688	$91,868	$53,307	$63,572	$170,345	$1,515	$444,276
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Construction, land and development
Pass	$—	$33,405	$51,929	$19,352	$1,221	$1,441	$5,997	$113,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	11,144	—	22,408	—	—	33,552
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$—	$33,405	$63,073	$19,352	$23,629	$1,441	$5,997	$146,897
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$6,197	$6,309	$48,959	$116,644	$106,559	$84,459	$—	$369,127
Special mention	—	—	—	—	—	835	—	835
Substandard	—	—	—	—	—	12,434	—	12,434
Doubtful	—	—	5,751	3,950	—	—	—	9,701
Subtotal	$6,197	$6,309	$54,710	$120,594	$106,559	$97,728	$—	$392,097
Gross charge-offs	$—	$—	$—	$—	$—	$556	$—	$556
CRE − Non-owner occupied
Pass	$34,324	$104,950	$269,189	$131,934	$176,285	$248,255	$1,838	$966,775
Special mention	—	—	—	—	—	1,027	—	1,027
Substandard	—	—	300	4,494	—	3,743	—	8,537
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$34,324	$104,950	$269,489	$136,428	$176,285	$253,025	$1,838	$976,339
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$609	$3,326	$7,766	$6,500	$15,301	$15,476	$29	$49,007
Special mention	—	2,985	—	—	—	—	—	2,985
Substandard	—	469	—	—	448	1,119	—	2,036
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$609	$6,780	$7,766	$6,500	$15,749	$16,595	$29	$54,028
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$2,175	$2,958	$5,037	$4,153	$2,838	$980	$26,666	$44,807
Special mention	—	475	498	135	—	—	1,800	2,908
Substandard	—	—	19	601	—	316	2,332	3,268
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$2,175	$3,433	$5,554	$4,889	$2,838	$1,296	$30,798	$50,983
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − First lien
Performing	$5,622	$51,214	$35,183	$115,617	$205,336	$436,444	$146	$849,562
Nonperforming	—	—	—	—	—	1,989	—	1,989
Subtotal	$5,622	$51,214	$35,183	$115,617	$205,336	$438,433	$146	$851,551
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$1,685	$18,107	$7,916	$—	$—	$484	$—	$28,192
Nonperforming	—	—	—	—	4,680	—	—	4,680
Subtotal	$1,685	$18,107	$7,916	$—	$4,680	$484	$—	$32,872
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$258	$740	$2,000	$4,065	$4,622	$7,028	$243,260	$261,973
Nonperforming	—	—	—	25	50	83	—	158
Subtotal	$258	$740	$2,000	$4,090	$4,672	$7,111	$243,260	$262,131
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Junior lien
Performing	$1,492	$4,391	$4,570	$8,279	$6,304	$8,514	$50	$33,600
Nonperforming	—	—	1,775	—	—	408	—	2,183
Subtotal	$1,492	$4,391	$6,345	$8,279	$6,304	$8,922	$50	$35,783
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$212	$—	$212
Other consumer
Performing	$626	$4,915	$2,025	$2,194	$2,702	$3,300	$24,263	$40,025
Nonperforming	—	—	296	—	—	19	—	315
Subtotal	$626	$4,915	$2,321	$2,194	$2,702	$3,319	$24,263	$40,340
Gross charge-offs	$—	$—	$2	$100	$11	$—	$—	$113
Total loans	$135,073	$510,940	$667,416	$536,531	$651,548	$1,071,700	$461,536	$4,034,744
Gross charge-offs	$—	$632	$4,348	$1,288	$253	$925	$—	$7,446

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$242,893	$131,308	$67,934	$43,513	$21,143	$51,586	$145,133	$703,510
Special mention	316	10	560	—	—	28	—	914
Substandard	35	26	2,701	2,970	1,072	6,459	7,115	20,378
Doubtful	1,218	8,638	1,763	298	114	—	—	12,031
Subtotal	$244,462	$139,982	$72,958	$46,781	$22,329	$58,073	$152,248	$736,833
Gross charge-offs	$—	$407	$152	$10	$5	$342	$—	$916
CRE − Owner occupied
Pass	$42,468	$86,030	$55,069	$61,790	$39,654	$126,951	$1,240	$413,202
Special mention	—	449	—	—	—	1,465	769	2,683
Substandard	—	—	1,402	2,867	2,342	4,764	—	11,375
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$42,468	$86,479	$56,471	$64,657	$41,996	$133,180	$2,009	$427,260
Gross charge-offs	$—	$—	$6	$—	$—	$—	$—	$6
CRE − Construction, land and development
Pass	$26,108	$148,261	$18,056	$9,738	$650	$995	$8,229	$212,037
Special mention	—	—	—	178	—	—	—	178
Substandard	—	11,178	—	22,685	—	160	—	34,023
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$26,108	$159,439	$18,056	$32,601	$650	$1,155	$8,229	$246,238
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$6,338	$26,236	$115,983	$115,403	$30,191	$60,813	$—	$354,964
Special mention	—	—	—	—	831	—	—	831
Substandard	—	5,751	3,972	—	—	17,987	—	27,710
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,338	$31,987	$119,955	$115,403	$31,022	$78,800	$—	$383,505
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$102,426	$196,932	$134,443	$169,100	$86,273	$168,082	$1,015	$858,271
Special mention	—	—	—	—	—	1,040	—	1,040
Substandard	—	—	5,344	7,489	2,729	989	—	16,551
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,426	$196,932	$139,787	$176,589	$89,002	$170,111	$1,015	$875,862
Gross charge-offs	$—	$—	$—	$632	$775	$1,994	$—	$3,401
Agricultural − Land
Pass	$8,201	$8,285	$8,410	$12,363	$5,202	$12,221	$2,464	$57,146
Special mention	233	—	—	3,315	—	—	—	3,548
Substandard	—	—	303	3,583	—	219	—	4,105
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,434	$8,285	$8,713	$19,261	$5,202	$12,440	$2,464	$64,799
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$4,778	$6,219	$4,652	$3,154	$370	$720	$38,945	$58,838
Special mention	—	48	112	—	—	—	213	373
Substandard	—	21	553	1,237	29	342	1,107	3,289
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,778	$6,288	$5,317	$4,391	$399	$1,062	$40,265	$62,500
Gross charge-offs	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$53,688	$37,893	$122,651	$210,228	$234,461	$213,214	$—	$872,135
Nonperforming	—	—	499	—	642	1,461	—	2,602
Subtotal	$53,688	$37,893	$123,150	$210,228	$235,103	$214,675	$—	$874,737
Gross charge-offs	$—	$—	$—	$—	$7	$48	$—	$55
Residential real estate − Construction
Performing	$18,097	$10,459	$—	$—	$467	$—	$—	$29,023
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$18,097	$10,459	$—	$4,680	$467	$—	$—	$33,703
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$757	$2,121	$3,716	$5,252	$975	$5,649	$242,285	$260,755
Nonperforming	—	—	25	50	—	53	—	128
Subtotal	$757	$2,121	$3,741	$5,302	$975	$5,702	$242,285	$260,883
Gross charge-offs	$—	$100	$10	$438	$—	$—	$—	$548
Residential real estate − Junior lien
Performing	$4,753	$4,995	$8,609	$7,090	$3,977	$4,995	$50	$34,469
Nonperforming	—	1,775	—	—	—	600	—	2,375
Subtotal	$4,753	$6,770	$8,609	$7,090	$3,977	$5,595	$50	$36,844
Gross charge-offs	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$5,330	$2,318	$3,016	$3,056	$157	$3,651	$26,982	$44,510
Nonperforming	—	319	—	—	—	29	—	348
Subtotal	$5,330	$2,637	$3,016	$3,056	$157	$3,680	$26,982	$44,858
Gross charge-offs	$—	$16	$31	$22	$—	$69	$—	$138
Total loans	$517,639	$689,272	$559,773	$690,039	$431,279	$684,473	$475,547	$4,048,022
Gross charge-offs	$—	$523	$199	$1,786	$787	$2,453	$—	$5,748

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$737,762	$3,542	$610	$—	$5,533	$747,447
Commercial real estate − Owner occupied	442,877	1,260	—	—	139	444,276
Total commercial and business lending	1,180,639	4,802	610	—	5,672	1,191,723
Investor commercial real estate
Construction, land and development	113,344	—	—	—	33,553	146,897
Multifamily	387,386	—	—	—	4,711	392,097
Non-owner occupied	975,494	689	—	—	156	976,339
Total investor commercial real estate	1,476,224	689	—	—	38,420	1,515,333
Agricultural
Land	53,650	229	—	—	149	54,028
Production	50,493	79	95	—	316	50,983
Total agricultural	104,143	308	95	—	465	105,011
Total commercial	2,761,006	5,799	705	—	44,557	2,812,067
Consumer
Residential real estate
First lien	848,330	1,232	—	—	1,989	851,551
Construction	28,192	—	—	—	4,680	32,872
HELOC	261,220	707	46	—	158	262,131
Junior lien	33,594	7	—	—	2,182	35,783
Total residential real estate	1,171,336	1,946	46	—	9,009	1,182,337
Other consumer	39,949	57	19	—	315	40,340
Total consumer	1,211,285	2,003	65	—	9,324	1,222,677
Total	$3,972,291	$7,802	$770	$—	$53,881	$4,034,744

	December 31, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$723,436	$689	$—	$—	$12,708	$736,833
Commercial real estate − Owner occupied	426,803	—	314	—	143	427,260
Total commercial and business lending	1,150,239	689	314	—	12,851	1,164,093
Investor commercial real estate
Construction, land and development	212,515	—	—	—	33,723	246,238
Multifamily	373,308	—	—	—	10,197	383,505
Non-owner occupied	874,042	163	—	—	1,657	875,862
Total investor commercial real estate	1,459,865	163	—	—	45,577	1,505,605
Agricultural
Land	63,961	674	—	—	164	64,799
Production	62,105	53	—	—	342	62,500
Total agricultural	126,066	727	—	—	506	127,299
Total commercial	2,736,170	1,579	314	—	58,934	2,796,997
Consumer
Residential real estate
First lien	869,291	2,051	794	—	2,601	874,737
Construction	29,023	—	—	—	4,680	33,703
HELOC	260,467	287	—	—	129	260,883
Junior lien	34,362	107	—	—	2,375	36,844
Total residential real estate	1,193,143	2,445	794	—	9,785	1,206,167
Other consumer	44,471	37	4	—	346	44,858
Total consumer	1,237,614	2,482	798	—	10,131	1,251,025
Total	$3,973,784	$4,061	$1,112	$—	$69,065	$4,048,022

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$401	$5,533	$—
Commercial real estate − Owner occupied	—	139	—
Total commercial and business lending	401	5,672	—
Investor commercial real estate
Construction, land and development	25,983	33,553	—
Multifamily	4,711	4,711	—
Non-owner occupied	156	156	—
Total investor commercial real estate	30,850	38,420	—
Agricultural
Land	149	149	—
Production	—	316	—
Total agricultural	149	465	—
Total commercial	31,400	44,557	—
Consumer
Residential real estate
First lien	1,934	1,989	—
Construction	4,680	4,680	—
HELOC	—	158	—
Junior lien	2,105	2,182	—
Total residential real estate	8,719	9,009	—
Other consumer	—	315	—
Total consumer	8,719	9,324	—
Total	$40,119	$53,881	$—

	December 31, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$—	$12,708	$—
Commercial real estate − Owner occupied	89	143	—
Total commercial and business lending	89	12,851	—
Investor commercial real estate
Construction, land and development	26,475	33,723	—
Multifamily	4,733	10,197	—
Non-owner occupied	1,657	1,657	—
Total investor commercial real estate	32,865	45,577	—
Agricultural
Land	164	164	—
Production	—	342	—
Total agricultural	164	506	—
Total commercial	33,118	58,934	—
Consumer
Residential real estate
First lien	2,298	2,601	—
Construction	4,680	4,680	—
HELOC	—	129	—
Junior lien	2,305	2,375	—
Total residential real estate	9,283	9,785	—
Other consumer	—	346	—
Total consumer	9,283	10,131	—
Total	$42,401	$69,065	$—

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2026 and 2025, is estimated to have been $1.0 million and $1.1 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended March 31, 2026 or 2025. At March 31, 2026 and December 31, 2025, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $16.8 million and $18.1 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$—	$4,476	$924	$5,400	$3,510
Commercial real estate − Owner occupied	139	—	—	139	30
Total commercial and business lending	139	4,476	924	5,539	3,540
Investor commercial real estate
Construction, land and development	33,553	—	—	33,553	3,079
Multifamily	4,711	—	—	4,711	—
Non-owner occupied	156	—	—	156	—
Total investor commercial real estate	38,420	—	—	38,420	3,079
Agricultural
Land	149	—	—	149	—
Production	—	—	316	316	37
Total agricultural	149	—	316	465	37
Total commercial	38,708	4,476	1,240	44,424	6,656
Consumer
Residential real estate
First lien	1,934	—	—	1,934	—
Construction	4,680	—	—	4,680	—
HELOC	—	—	—	—	—
Junior lien	2,105	—	—	2,105	—
Total residential real estate	8,719	—	—	8,719	—
Other consumer	—	—	296	296	296
Total consumer	8,719	—	296	9,015	296
Total	$47,427	$4,476	$1,536	$53,439	$6,952

	As of December 31, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$651	$—	$—	$651	$43
Commercial real estate − Owner occupied	142	—	—	142	4
Total commercial and business lending	793	—	—	793	47
Investor commercial real estate
Construction, land and development	33,723	—	—	33,723	5,635
Multifamily	10,197	—	—	10,197	865
Non-owner occupied	1,657	—	—	1,657	—
Total investor commercial real estate	45,577	—	—	45,577	6,500
Agricultural
Land	164	—	—	164	—
Production	—	—	342	342	42
Total agricultural	164	—	342	506	42
Total commercial	46,534	—	342	46,876	6,589
Consumer
Residential real estate
First lien	2,528	—	—	2,528	229
Construction	4,680	—	—	4,680	—
HELOC	—	—	—	—	—
Junior lien	2,304	—	—	2,304	—
Total residential real estate	9,512	—	—	9,512	229
Other consumer	—	—	319	319	319
Total consumer	9,512	—	319	9,831	548
Total	$56,046	$—	$661	$56,707	$7,137

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral when there are no other available and reliable sources of repayment.

NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Land (1)	$6,425	$6,425
Buildings and improvements (1)	41,000	39,979
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	43,906	42,933
	93,988	91,994
Less accumulated depreciation	(50,010)	(48,741)
Total	$43,978	$43,253

(1)	Excludes assets held for sale.

Depreciation expense was $1.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At  March 31, 2026, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets associated with this location held for sale by the Company at  March 31, 2026 were $0.4 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

The Company's Crossroads branch in Rochester, Minnesota is listed for sale for $1.5 million and is expected to sell within the next 12 months. At  March 31, 2026, the facility had a carrying value of approximately $1.0 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets associated with this location held for sale by the Company at  March 31, 2026 were $1.0 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of March 31, 2026.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(22,709)	$4,795	$27,504	$(22,456)	$5,048
Core deposit intangible assets	41,092	(14,490)	26,602	41,092	(12,769)	28,323
Total intangible assets	$68,596	$(37,199)	$31,397	$68,596	$(35,225)	$33,371

Amortization of total intangible assets was $2.0 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $640.7 million and $660.7 million as of March 31, 2026 and December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2023.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$6,383	$7,918
Additions from loans sold with servicing rights retained	11	54
Change in fair value	221	(621)
Balance at end of period	$6,615	$7,351

The following is a summary of key data and assumptions used in the valuation of servicing rights as of March 31, 2026 and December 31, 2025. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	March 31,	December 31,
(dollars in thousands)	2026	2025
Fair value of servicing rights	$6,615	$7,351
Weighted-average remaining term, years	21.5	21.5
Prepayment speeds	12.3%	14.4%
Discount rate	10.0%	10.0%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of March 31, 2026 and December 31, 2025:

		March 31,	December 31,
(dollars in thousands)		2026	2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$32,573	$28,761
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$42,590	$36,282

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

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term, years
Operating leases	16.0	16.9
Weighted-average discount rate
Operating leases	5.0%	5.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Lease costs
Operating lease cost	$700	$619
Variable lease cost	191	58
Short-term lease cost	111	290
Sublease income	(17)	(41)
Net lease cost	$985	$926
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$700	$598
Right-of-use assets obtained in exchange for new operating lease liabilities	4,739	22

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of March 31, 2026 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
December 31, 2026	$3,570
December 31, 2027	3,508
December 31, 2028	3,821
December 31, 2029	3,841
December 31, 2030	3,931
Thereafter	47,442
Total future minimum lease payments	$66,113
Amounts representing interest	(23,523)
Total operating lease liabilities	$42,590

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Noninterest-bearing	$857,625	$807,896
Interest-bearing
Interest-bearing demand	1,449,156	1,296,315
Savings accounts	178,347	173,759
Money market savings	1,291,794	1,337,491
Time deposits	570,960	576,542
Total interest-bearing	3,490,257	3,384,107
Total deposits	$4,347,882	$4,192,003

Certificates of deposit in excess of $250,000 totaled $190.7 million and $190.5 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Fed funds purchased	$—	$58,800
FHLB short-term advances	200,000	250,000
Total	$200,000	$308,800

NOTE 11 Long‑Term Debt

Long‑term debt as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed for first 5 years, then repriced at the FHLB rate + 3.00%	6.75%	3/30/2036	3/30/2031
Junior subordinated debenture (Trust I)	4,124	3,684	Three-month CME SOFR + 0.26% + 3.10%	7.07%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,527	Three-month CME SOFR + 0.26% + 1.80%	5.74%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,211

	December 31, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,673	Three-month CME SOFR + 0.26% + 3.10%	7.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,509	Three-month CME SOFR + 0.26% + 1.80%	5.78%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,182

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of March 31, 2026 and December 31, 2025, respectively, was as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,004,955	$1,038,347
Standby letters of credit	14,447	14,393
Total	$1,019,401	$1,052,740

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  March 31, 2026 and December 31, 2025, the ACL on unfunded commitments was $3.4 million and $3.9 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the provision (recovery) for credit losses on unfunded commitments was ($0.5) million and ($1.5) million, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had letters of credit outstanding with the FHLB in the amount of $30.1 million as of March 31, 2026 and $33.6 million as of  December 31, 2025. With the Bank of North Dakota, the Company had no letters of credit outstanding as of  March 31, 2026 and $126.0 million of letters of credit outstanding as of  December 31, 2025. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $541.7 million and $549.0 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company believes a material loss contingency related to the DOL complaint is reasonably possible, but not probable, based on currently-available information. However, the Company is unable to estimate the ultimate or minimum loss or range of losses, if any, at this time due to a number of uncertainties, including, but not limited to: (1) the current early stages of the proceedings, (2) the absence of specificity as to alleged damages, and (3) the lack of resolution of significant factual and legal issues.

As of March 31, 2026 and December 31, 2025, the Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of March 31, 2026, 491,787 shares of common stock were still available for issuance under the plan.

The compensation expense relating to awards under these plans was $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the activity in the stock plans for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	296,468	$20.61	289,549	$22.00
Granted	80,670	24.75	86,317	20.49
Vested	(55,691)	20.85	(27,260)	26.11
Forfeited or cancelled	(9,631)	20.36	(20,516)	28.07
Outstanding at end of period	311,816	$21.65	328,090	$20.83

As of March 31, 2026, there was $4.3 million of unrecognized compensation expense related to non-vested awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026		2025
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$6,353	21.0%	$3,688	21.0%
Tax effect of:
Tax exempt income	(525)	(1.7)%	(457)	(2.6)%
State income taxes, net of federal benefits	1,480	4.9%	852	4.9%
Nondeductible items and other	(29)	(0.1)%	163	0.9%
Applicable income taxes	$7,279	24.1%	$4,246	24.2%

It is the opinion of management that, as of March 31, 2026, the Company had no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of March 31, 2026 and December 31, 2025:

		March 31, 2026		December 31, 2025
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$32,906	$12,785	$22,906	$5,082

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$576	$(754)	$459	$(353)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

Reportable segments are determined based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial statements, and management’s regular review of the operating results of those services. The Company currently operates through three operating segments: banking, retirement and benefit services, and wealth advisory services.

The Company’s reportable segments include the following:

●

Banking: Offers a complete line of loan, deposit, cash management, and treasury services through 26 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

●	Retirement and Benefit Services: Provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services. The division serves clients nationally, including within the Company's banking markets, through a geographically dispersed workforce, and maintains an office in Lakewood, Colorado.

●	Wealth Advisory Services: Provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The Company’s segment reporting process begins with the assignment of income and expenses directly to the applicable segments based on different cost centers within the Company. The net income (loss) before taxes for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees and time spent working in each segment. These types of expenses include business services, software and technology expense, human resources, accounting and finance, risk management, legal, and marketing.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended March 31, 2026
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$45,545	$—	$—	$(633)	$44,912
Provision for credit losses	(4,883)	—	—	—	(4,883)
Noninterest income (loss)	6,348	17,406	7,237	(144)	30,847
Noninterest expense
Compensation	11,711	7,716	3,031	1,629	24,087
Employee taxes and benefits	3,127	2,138	746	629	6,640
Business services, software and technology expense	2,737	1,867	1,097	138	5,839
Merger and acquisition expense	—	—	—	(34)	(34)
Other noninterest expense	9,818	2,888	853	301	13,860
Total noninterest expense	27,393	14,609	5,727	2,663	50,392
Net income (loss) before taxes	$29,383	$2,797	$1,510	$(3,440)	$30,250
Total assets	$5,183,113	$30,825	$5,948	$68,085	$5,287,971

	As of and for the three months ended March 31, 2025
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$41,807	$—	$—	$(650)	$41,157
Provision for credit losses	863	—	—	—	863
Noninterest income	4,647	16,106	6,905	(26)	27,632
Noninterest expense
Compensation	11,636	7,216	3,052	1,057	22,961
Employee taxes and benefits	3,880	2,311	741	830	7,762
Business services, software and technology expense	2,964	1,994	618	176	5,752
Merger and acquisition expense	—	—	—	286	286
Other noninterest expense	10,731	2,096	426	351	13,604
Total noninterest expense	29,211	13,617	4,837	2,700	50,365
Net income (loss) before taxes	$16,380	$2,489	$2,068	$(3,376)	$17,561
Total assets	$5,257,508	$31,302	$5,471	$45,339	$5,339,620

NOTE 17 Earnings Per Share

The calculations of basic and diluted earnings per share using the two-class method for the three months ended March 31, 2026 and 2025 are presented below:

	Three months ended
	March 31,
(dollars and shares in thousands, except per share data)	2026	2025
Net income	$22,971	$13,315
Dividends and undistributed earnings allocated to participating securities	206	99
Net income available to common stockholders	$22,765	$13,216
Weighted-average common shares outstanding for basic earnings per share	25,380	25,359
Dilutive effect of stock-based awards	299	294
Weighted-average common shares outstanding for diluted earnings per share	25,679	25,653
Earnings per common share:
Basic earnings per common share	$0.90	$0.52
Diluted earnings per common share	$0.89	$0.52

There were no antidilutive shares for the three months ended March 31, 2026 and 2025.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of March 31, 2026, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three months ended March 31, 2026. As of March 31, 2026, the maximum length of time over which forecasted transactions are hedged was 41 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of March 31, 2026 and December 31, 2025:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
March 31, 2026
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	200,000	768	—	—
Total derivatives designated as hedging instruments	$200,000	$768	$—	$—
Not designated as hedging instruments:
Interest rate swaps (1)	$517,251	$8,390	$533,251	$8,492
Interest rate lock commitments	31,789	214	—	—
Forward loan sales commitments	8,720	90	—	—
To-be-announced mortgage backed securities	42,250	362	—	—
Total asset derivatives not designated as hedging instruments	$600,010	$9,056	$533,251	$8,492
December 31, 2025
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	—	—	200,000	19
Total derivatives designated as hedging instruments	$—	$—	$200,000	$19
Not designated as hedging instruments:
Interest rate swaps (3)	$490,341	$10,454	$507,341	$10,603
Interest rate lock commitments	17,985	256	—	—
Forward loan sales commitments	12,082	248	—	—
To-be-announced mortgage backed securities	—	—	30,500	60
Total asset derivatives not designated as hedging instruments	$520,408	$10,958	$537,841	$10,663

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended March 31, 2026
Cash flow hedges:
Interest rate swaps	$787	$—

For the three months ended March 31, 2025
Cash flow hedges:
Interest rate swaps	$(463)	$(22)

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended March 31, 2026
Total amounts in the Consolidated Statements of Income	$58,621	$7,104	$2,357
Fair value hedges:
Interest rate swaps	—	(10)	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the three months ended March 31, 2025
Total amounts in the Consolidated Statements of Income	$61,495	$5,707	$2,839
Fair value hedges:
Interest rate swaps	—	147	—
Cash flow hedges:
Interest rate swaps	—	—	(22)

The gain (loss) recognized on derivatives not designated as hedging relationships for the three months ended March 31, 2026 and 2025 was as follows:

(dollars in thousands)		Three months ended March 31,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2026	2025
Interest rate swaps	Other noninterest income	$—	$—
Interest rate swaps	Mortgage banking	46	187
Interest rate lock commitments	Mortgage banking	(51)	322
Forward loan sales commitments	Mortgage banking	(158)	(7)
To-be-announced mortgage backed securities	Mortgage banking	466	(286)
Total gain (loss) from derivatives not designated as hedging instruments		$303	$216

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at either  March 31, 2026 or  December 31, 2025. If any, the amount of collateral posted with third parties would be deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $8.5 million and $10.6 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and did not have any posted cash collateral. If the Company had breached any of these provisions at March 31, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $8.5 million and $10.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
March 31, 2026
Derivative assets:
Interest rate swaps − Company (1)	$768	$—	$768	$769	$1,537
Interest rate swaps − dealer bank (1)	2,917	—	2,917	(2,429)	488
Interest rate swaps − customer (2)	5,473	—	5,473	—	5,473
To-be-announced mortgage backed securities	362	—	362	—	362
Total	$9,520	$—	$9,520	$(1,660)	$7,860
Derivative liabilities:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	5,441	—	5,441	—	5,441
Interest rate swaps − customer (2)	3,051	—	3,051	—	3,051
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$8,492	$—	$8,492	$—	$8,492

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
(2)

The Company manages its net exposure on its customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its customers as part of its contract.

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
December 31, 2025
Derivative assets:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	2,902	—	2,902	(5,710)	(2,808)
Interest rate swaps − customer (2)	7,552	—	7,552		7,552
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$10,454	$—	$10,454	$(5,710)	$4,744
Derivative liabilities:
Interest rate swaps − Company (1)	$19	$—	$19	$34	$(15)
Interest rate swaps − dealer bank (1)	7,567	—	7,567	(34)	7,601
Interest rate swaps − customer (2)	3,036	$—	3,036	—	3,036
To-be-announced mortgage backed securities	60	—	60	—	60
Total	$10,682	$—	$10,682	$—	$10,682

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at March 31, 2026 and December 31, 2025, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025:

	March 31, 2026
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$465,850	10.60%	$197,839	4.50%	N/A	N/A
Bank	464,346	10.75%	194,353	4.50%	280,732	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	475,061	10.81%	263,786	6.00%	N/A	N/A
Bank	464,346	10.75%	259,137	6.00%	345,516	8.00%
Total capital to risk weighted assets
Consolidated (1)	579,075	13.17%	351,714	8.00%	N/A	N/A
Bank	518,333	12.00%	345,516	8.00%	431,895	10.00%
Tier 1 capital to average assets
Consolidated (1)	475,061	9.30%	204,278	4.00%	N/A	N/A
Bank	464,346	9.11%	203,858	4.00%	254,823	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$452,125	10.28%	$198,002	4.50%	N/A	N/A
Bank	448,675	10.41%	194,009	4.50%	280,235	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	461,307	10.48%	264,002	6.00%	N/A	N/A
Bank	448,675	10.41%	258,679	6.00%	344,905	8.00%
Total capital to risk weighted assets
Consolidated (1)	566,443	12.87%	352,003	8.00%	N/A	N/A
Bank	502,714	11.66%	344,905	8.00%	431,131	10.00%
Tier 1 capital to average assets
Consolidated (1)	461,307	8.86%	208,235	4.00%	N/A	N/A
Bank	448,675	8.62%	208,160	4.00%	260,200	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2026, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of March 31, 2026 and December 31, 2025, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	March 31, 2026			March 31, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(3,613)	$963	$(2,650)	$14,227	$(3,571)	$10,656
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	21	(7)	14	53	(13)	40
Net change	(3,634)	970	(2,664)	14,174	(3,558)	10,616
Cash Flow Hedges:
Change in fair value	787	(204)	583	(463)	117	(346)
Less: reclassified AOCI gain (loss) into interest expense (3)	—	—	—	(22)	6	(16)
Net change	787	(204)	583	(441)	111	(330)
Other Derivatives:
Change in fair value	—	—	—	(232)	58	(174)
Other comprehensive income (loss)	$(2,847)	$766	$(2,081)	$13,501	$(3,389)	$10,112

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

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended March 31, 2026
Balance at December 31, 2025	$(2,046)	$(29)	$(81)	$(2,156)
Other comprehensive income (loss) before reclassifications	(2,650)	583	—	(2,067)
Less: Amounts reclassified from AOCI	14	—	—	14
Less: reclassification adjustment for net realized losses	—	—	—	—
Other comprehensive income (loss)	(2,664)	583	—	(2,081)
Balance at March 31, 2026	$(4,710)	554	(81)	(4,237)

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	10,656	(346)	(174)	10,136
Less: Amounts reclassified from AOCI	40	(16)	—	24
Other comprehensive income (loss)	10,616	(330)	(174)	10,112
Balance at March 31, 2025	$(63,108)	(3)	(143)	(63,254)

(1)	All amounts net of tax.

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

The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The Program may be suspended or terminated at any time and, even if fully implemented, the Program may not enhance long-term stockholder value. For the three months ended March 31, 2026, the Company repurchased 250,000 shares of common stock under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,758	$—	$—	$1,758
Available-for-sale
U.S. treasury and government agencies	—	4,141	—	4,141
Mortgage backed securities
Residential agency	—	480,627	—	480,627
Asset backed securities	—	14	—	14
Corporate bonds	—	37,319	—	37,319
Total available-for-sale investment securities	$—	$522,101	$—	$522,101
Servicing rights (1)	$—	$—	$6,615	$6,615
Other assets
Derivatives	$—	$9,824	$—	$9,824
Other liabilities
Derivatives	$—	$8,492	$—	$8,492

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights (MSR).

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,758	$—	$—	$1,758
Available-for-sale
U.S. treasury and government agencies	—	405	—	405
Mortgage backed securities
Residential agency	—	476,746	—	476,746
Asset backed securities	—	15	—	15
Corporate bonds	—	36,929	—	36,929
Total available-for-sale investment securities	$—	$514,095	$—	$514,095
Servicing rights (1)	$—	$—	$6,383	$6,383
Other assets
Derivatives	$—	$10,958	$—	$10,958
Other liabilities
Derivatives	$—	$10,682	$—	$10,682

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights (MSR).

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

The estimated fair value of certain assets on a nonrecurring basis as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	—	—	32,531	32,531
Foreclosed assets	—	—	126	126

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$33,484	$33,484
Foreclosed assets	—	—	308	308

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of March 31, 2026 and December 31, 2025, were as follows:

			March 31, 2026
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	32,531	10 - 35%	31.2%
Foreclosed assets	Appraisal value	Property specific adjustment	126	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,615	111 -562	205
		Discount rate		10.0%	10.0%

			December 31, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	$33,484	10 - 35%	30.7%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	308	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,383	130 - 730	239
		Discount rate		10.0%	10.0%

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

The following disclosures represent financial instruments for which the ending balances, as of March 31, 2026 and December 31, 2025, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	March 31, 2026
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$128,826	$128,826	$—	$—	$128,826
Investment securities held-to-maturity	247,437	—	220,425	—	220,425
Loans, net	3,984,239	—	—	3,908,918	3,908,918
Accrued interest receivable	20,469	—	20,469	—	20,469
Bank-owned life insurance	39,475	—	39,475	—	39,475
Servicing rights	6,615	—	—	6,615	6,615
Financial Liabilities
Noninterest-bearing deposits	$857,625	$—	$857,625	$—	$857,625
Interest-bearing deposits	2,919,297	—	2,919,297	—	2,919,297
Time deposits	570,960	—	574,374	—	574,374
Short-term borrowings	200,000	—	200,000	—	200,000
Long-term debt	59,211	—	63,759	—	63,759
Accrued interest payable	6,485	—	6,485	—	6,485

	December 31, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$67,192	$67,192	$—	$—	$67,192
Investment securities held-to-maturity	254,448	—	228,009	—	228,009
Loans, net	3,986,107	—	—	3,956,517	3,956,517
Accrued interest receivable	21,742	—	21,742	—	21,742
Bank-owned life insurance	39,307	—	39,307	—	39,307
Servicing rights	6,383	—	—	6,383	6,383
Financial Liabilities
Noninterest-bearing deposits	$807,896	$—	$807,896	$—	$807,896
Interest-bearing deposits	2,807,565	—	2,807,565	—	2,807,565
Time deposits	576,542	—	580,473	—	580,473
Short-term borrowings	308,800	—	308,800	—	308,800
Long-term debt	59,182	—	59,911	—	59,911
Accrued interest payable	8,124	—	8,124	—	8,124

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2026 and 2025. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of Alerus Financial Corporation. These statements are often, but not always, identified by words such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized,” “target” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Examples of forward-looking statements include, among others, statements the Company makes regarding the Company’s projected growth, anticipated future financial performance, financial condition, credit quality, management’s long-term performance goals and the future plans and prospects of Alerus Financial Corporation.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent known and unknown uncertainties, risks, changes in circumstances, and other factors that are difficult to predict and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●

the strength of the local, state, national and international economies and financial markets (including effects of inflationary pressures and future monetary policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and executive orders in response thereto);

●	interest rate risk, including the effects of changes in interest rates;

●

effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement, executive orders, and changes in foreign policy;

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

●	the Company’s ability to raise additional capital to implement its business plan;

●	credit risks and risks from concentrations (including by type of borrower, geographic area, collateral, and industry) within the Company’s loan portfolio;

●	the concentration of large loans to certain borrowers (including CRE loans);

●	the level of nonperforming assets on the Company’s balance sheet;

●	the Company’s ability to implement organic and acquisition growth strategies;

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

●

the occurrence of fraudulent activity, breaches or failures of the Company’s or its third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;

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

●	increased competition in the financial services industry, including from non-banks such as credit unions, financial technology companies and digital asset service providers;

●	the Company’s ability to successfully manage liquidity risk, including the Company’s need to access higher cost sources of funds such as fed funds purchased and short-term borrowings;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;

●	the effectiveness of the Company’s risk management framework;

●	potential impairment to the goodwill the Company recorded in connection with the Company’s past acquisitions, including the acquisitions of Metro Phoenix Bank and HMN Financial, Inc. (“HMNF”);

●	the extensive regulatory framework that applies to the Company;

●	the ability of the Bank to pay dividends to the Company, and the Company's ability to pay dividends to its stockholders;

●	new or revised accounting standards, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the Public Company Accounting Oversight Board;

●	fluctuations in the values of the securities held in the Company’s securities portfolio, including as a result of changes in interest rates;

●	governmental monetary, trade and fiscal policies;

●	risks related to climate change and the negative impact it may have on the Company’s customers and their businesses;

●	severe weather, natural disasters, and widespread disease or pandemics;

●

acts of war, military conflicts, or terrorism, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts, or other adverse external events and changes in foreign relations;

●	the impact of the current partial shutdown of the federal government and possible future shutdowns;

●	any material weaknesses in the Company’s internal control over financial reporting;

●	the Company’s success at managing and responding to the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Overview

The Company is a commercial wealth advisory services bank and national retirement and benefit services provider headquartered in Grand Forks, North Dakota. Through the Company’s subsidiary, Alerus Financial, National Association, the Company provides financial solutions to businesses and consumers through three distinct business lines—banking, retirement and benefit services, and wealth advisory services. These solutions are delivered through a relationship‑oriented primary point of contact along with responsive and client‑friendly technology.

The Company’s business model produces strong financial performance and a diversified revenue stream, which has helped the Company establish a brand and culture yielding both a loyal client base and passionate and dedicated employees. The Company generates a majority of overall revenue from noninterest income, which is driven primarily by the Company’s retirement and benefit services and wealth advisory services business lines. The remainder of the Company’s revenue consists of net interest income, which the Company derives from offering traditional banking products and services.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 includes a discussion of the Company’s critical accounting policies. There have been no material changes to the Company’s critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to “NOTE 2 Recent Accounting Pronouncements” of the consolidated financial statements included in this report for a discussion of accounting pronouncements issued but yet to be adopted and implemented.

Recent Developments

Stockholder Dividend

On February 25, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share of common stock. This dividend was paid on April 10, 2026, to stockholders of record at the close of business on March 27, 2026.

Property Sales

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At March 31, 2026, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

The Company’s Crossroads branch in Rochester, Minnesota is listed for sale for $1.5 million and is expected to sell within the next 12 months. At March 31, 2026, the facility had a carrying value of approximately $1.0 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2026	2025	2025
Performance Ratios
Return on average total assets	1.79%	(2.50)%	1.02%
Adjusted return on average total assets (1)	1.79%	1.62%	1.10%
Return on average common equity	16.44%	(23.75)%	10.82%
Return on average tangible common equity (1)	21.85%	(28.15)%	16.50%
Adjusted return on average tangible common equity (1)	21.96%	21.05%	17.61%
Noninterest income as a % of revenue	40.72%	(449.23)%	40.17%
Adjusted noninterest (loss) income as a % of revenue (1)	40.73%	41.39%	40.17%
Net interest margin (taxable-equivalent basis) (1)	3.77%	3.69%	3.41%
Efficiency ratio (1)	63.39%	557.48%	68.76%
Adjusted efficiency ratio (1)	63.20%	63.55%	66.86%
Net charge-offs (recoveries) to average loans (1)	0.71%	(0.03)%	0.04%
Dividend payout ratio	23.60%	(16.54)%	38.46%
Per Common Share
Earnings per common share − basic	$0.90	$(1.28)	$0.52
Earnings per common share − diluted	$0.89	$(1.27)	$0.52
Adjusted earnings per common share − diluted (1)	$0.89	$0.85	$0.56
Dividends declared per common share	$0.21	$0.21	$0.20
Book value per common share	$22.79	$22.24	$20.27
Tangible book value per common share (1)	$18.15	$17.55	$15.27
Average common shares outstanding − basic	25,380	25,398	25,359
Average common shares outstanding − diluted	25,679	25,710	25,653
Other Data
Retirement and benefit services assets under administration/management	$42,273,839	$44,925,311	$39,925,596
Wealth advisory services assets under administration/management	$4,792,609	$4,850,600	$4,500,852
Mortgage originations	$94,434	$136,780	$70,593

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2026	2025	2025
Selected Average Balance Sheet Data
Loans	$4,029,719	$4,049,081	$4,022,863
Investment securities	771,885	775,091	859,696
Assets	5,218,515	5,252,046	5,272,319
Deposits	4,238,712	4,297,027	4,376,597
Fed funds purchased and Bank Term Funding Program	35,628	35,617	49,834
FHLB short-term advances	204,444	207,065	200,000
Long-term debt	59,195	59,169	59,084
Stockholders’ equity	566,563	552,106	499,224

	March 31,	December 31,	March 31,
(dollars in thousands)	2026	2025	2025
Selected Period End Balance Sheet Data
Loans	$4,034,744	$4,048,022	$4,102,075
Allowance for credit losses on loans	(50,505)	(61,915)	(62,127)
Investment securities	771,296	770,302	791,650
Assets	5,287,971	5,230,084	5,330,572
Deposits	4,347,882	4,192,003	4,412,653
Long-term debt	59,211	59,182	59,154
Total stockholders’ equity	574,693	564,934	550,687

	Three months ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2026	2025	2025
Selected Income Statement Data
Net interest income	$44,912	$45,174	$41,157
Provision for (recovery of) credit losses	(4,883)	(308)	863
Noninterest income	30,847	(36,949)	27,632
Noninterest expense	50,392	51,882	50,365
Income before income taxes	30,250	(43,349)	17,561
Income tax expense	7,279	(10,298)	4,246
Net income	$22,971	$(33,051)	$13,315

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2026	2025	2025
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$574,693	$564,934	$533,155
Less: Goodwill	85,634	85,634	85,634
Less: Other intangible assets	31,397	33,371	38,462
Tangible common equity (a)	457,662	445,929	409,059
Total assets	5,287,971	5,230,084	5,323,822
Less: Goodwill	85,634	85,634	85,634
Less: Other intangible assets	31,397	33,371	38,462
Tangible assets (b)	5,170,940	5,111,079	5,199,726
Tangible common equity to tangible assets (a)/(b)	8.85%	8.72%	7.87%
Tangible book value per common share
Tangible common equity (a)	457,662	445,929	409,059
Total common shares issued and outstanding (c)	25,214	25,406	25,389
Tangible book value per common share (a)/(c)	$18.15	$17.55	$16.11

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2026	2025	2025
Return on Average Tangible Common Equity
Net income	$22,971	$(33,050)	$13,315
Add: Intangible amortization expense (net of tax) (1)	1,560	1,882	2,141
Net income, excluding intangible amortization (d)	24,531	(31,168)	15,456
Average total equity	566,563	552,106	499,224
Less: Average goodwill	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	25,664	27,270	33,718
Average tangible common equity (e)	455,265	439,202	379,872
Return on average tangible common equity (d)/(e)	21.85%	(28.15)%	16.50%
Efficiency ratio
Noninterest expense	$50,392	$51,881	$50,365
Less: Intangible amortization expense	1,974	2,382	2,710
Adjusted noninterest expense (f)	48,418	49,499	47,655
Net interest income (v)	44,912	45,174	41,157
Noninterest income	30,847	(36,949)	27,632
Tax-equivalent adjustment	619	654	520
Total tax-equivalent revenue (g)	76,378	8,879	69,309
Efficiency ratio (f)/(g)	63.39%	557.48%	68.76%
Pre-Provision Net Revenue
Net interest income	$44,912	$45,174	$41,157
Add: Noninterest income	30,847	(36,949)	27,632
Less: Noninterest expense	50,392	51,881	50,365
Pre-provision net revenue	$25,367	$(43,656)	$18,424
Adjusted Noninterest Income
Noninterest income	$30,847	$(36,949)	$27,632
Less: Adjusted noninterest income items
Net gains (losses) on investment securities	—	(68,403)	—
Net gain on sale of premises and equipment	(21)	(445)	—
Total adjusted noninterest income items (h)	(21)	(68,848)	—
Adjusted noninterest income (i)	$30,868	$31,899	$27,632
Adjusted Noninterest (Loss) Income as a Percentage of Revenue
Adjusted noninterest income (i)	$30,868	31,899	27,632
Net interest income (v)	44,912	45,174	41,157
Adjusted revenue (w)	75,780	77,073	68,789
Adjusted noninterest (loss) income as a percentage of revenue (i)/(w)	$40.73%	41.39%	40.17%
Adjusted Noninterest Expense
Noninterest expense	$50,392	$51,881	$50,365
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	(34)	(112)	286
Severance and signing bonus expense	167	212	1,027
Total adjusted noninterest expense items (j)	133	100	1,313
Adjusted noninterest expense (k)	$50,259	$51,781	$49,052
Adjusted Pre-Provision Net Revenue
Net interest income	$44,912	$45,174	$41,157
Add: Adjusted noninterest income (i)	30,868	31,899	27,632
Less: Adjusted noninterest expense (k)	50,259	51,781	49,052
Adjusted pre-provision net revenue	$25,521	$25,292	$19,737

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended
	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2026	2025	2025
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$50,259	$51,781	$49,052
Less: Intangible amortization expense	1,974	2,382	2,710
Adjusted noninterest expense for efficiency ratio (l)	48,285	49,399	46,342
Tax-equivalent revenue
Net interest income	44,912	45,174	41,157
Add: Adjusted noninterest income (i)	30,868	31,899	27,632
Add: Tax-equivalent adjustment	619	654	520
Total tax-equivalent revenue (m)	76,399	77,727	69,309
Adjusted efficiency ratio (l)/(m)	63.20%	63.55%	66.86%
Adjusted Net Income
Net income	$22,971	$(33,050)	$13,315
Less: Adjusted noninterest income items (net of tax) (1) (h)	(17)	(54,390)	—
Add: Adjusted noninterest expense items (net of tax) (1) (j)	105	79	1,037
Adjusted net income (n)	$23,093	$21,420	$14,352
Adjusted Return on Average Total Assets
Average total assets (o)	$5,218,515	$5,252,046	$5,272,319
Adjusted return on average total assets (n)/(o)	1.79%	1.62%	1.10%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$23,093	$21,420	$14,352
Add: Intangible amortization expense (net of tax) (1)	1,560	1,882	2,141
Adjusted net income, excluding intangible amortization (p)	24,653	23,302	16,493
Average total equity	566,563	552,106	499,224
Less: Average goodwill	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	25,664	27,270	33,718
Average tangible common equity (q)	455,265	439,202	379,872
Adjusted return on average tangible common equity (p)/(q)	21.96%	21.05%	17.61%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (n)	$23,093	$21,420	$14,352
Less: Dividends and undistributed earnings allocated to participating securities	206	(462)	46
Adjusted net income available to common stockholders (r)	22,887	21,882	14,306
Weighted-average common shares outstanding for diluted earnings per share (s)	25,679	25,710	25,653
Adjusted earnings per common share − diluted (r)/(s)	$0.89	$0.85	$0.56
Net Charge-Offs (Recoveries) to Average Loans
Net charge-offs (recoveries) (t)	$7,027	$(311)	$407
Average total loans (u)	$4,029,719	$4,079,084	$4,022,863
Net charge-offs (recoveries) to average loans (t)/(u)	0.71%	(0.03)%	0.04%
Net Interest Margin (on a Tax-Equivalent Basis)
Net interest income (v)	$44,912	$45,174	$41,157
Add: Tax equivalent adjustment for loans and securities	619	654	520
Net interest income (on a tax-equivalent basis) (1) (w)	$45,531	$45,828	$41,677
Interest earning assets (x)	4,901,399	4,926,530	4,949,729
Net interest margin (on a tax-equivalent basis) (1) (w)/(x)	3.77%	3.69%	3.41%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended March 31, 2026, was $23.0 million, or $0.89 per diluted common share, a $9.7 million, or 72.5%, increase compared to $13.3 million, or $0.52 per diluted common share, for the three months ended March 31, 2025. Earnings for the first quarter of 2026 compared to the first quarter of 2025 increased primarily due to an increase in net interest income of $3.8 million and a decrease in the provision for (recovery of) credit losses of $5.7 million.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three months ended March 31, 2026 and 2025.

Net interest income for the three months ended March 31, 2026 was $44.9 million, an increase of $3.8 million, or 9.1%, compared to $41.2 million for the three months ended March 31, 2025. The increase in net interest income for the first quarter of 2026 compared to the first quarter of 2025 was primarily due to higher interest income on investment securities following the strategic balance sheet repositioning in the fourth quarter of 2025, partially offset by less purchase accounting accretion. Interest expense decreased $5.0 million, or 18.4%, from the first quarter of 2025, as the average rates paid on deposits and borrowings declined.

Net interest margin (on a tax-equivalent basis), a non-GAAP financial measure, for the three months ended March 31, 2026 was 3.77%, compared to 3.41% for the same period in 2025. The increase was mainly attributable to lower cost of funds and higher yields on investment securities.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three months ended March 31, 2026 and 2025. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended March 31,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$60,675	$638	4.26%	$33,425	$391	4.74%
Investment securities (1)	771,885	7,304	3.84	859,696	5,910	2.79
Loans held for sale	15,617	181	4.70	11,348	149	5.32
Loans
Commercial and industrial	723,803	12,678	7.10	657,838	11,860	7.31
CRE − Owner occupied	430,332	6,511	6.14	379,948	5,802	6.19
CRE − Construction, land and development	211,754	2,699	5.17	342,718	4,933	5.84
CRE − Multifamily	393,412	5,626	5.80	364,247	5,691	6.34
CRE − Non-owner occupied	914,642	13,471	5.97	960,152	15,772	6.66
Agricultural − Land	59,787	884	6.00	67,228	969	5.85
Agricultural − Production	58,833	1,012	6.98	60,933	1,094	7.28
RRE − First lien	865,077	10,523	4.93	899,835	10,600	4.78
RRE − Construction	32,906	510	6.29	36,913	765	8.40
RRE − HELOC	261,586	3,888	6.03	168,599	2,958	7.12
RRE − Junior lien	36,306	575	6.42	44,096	679	6.24
Other consumer	41,281	642	6.31	40,356	699	7.02
Total loans (1)	4,029,719	59,019	5.94	4,022,863	61,822	6.23
Federal Reserve/FHLB Stock	23,503	456	7.87	22,397	429	7.77
Total interest-earning assets	4,901,399	67,598	5.59	4,949,729	68,701	5.63
Noninterest-earning assets	317,116			322,590
Total assets	$5,218,515			$5,272,319
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,367,270	$5,515	1.64%	$1,247,725	$5,564	1.81%
Money market and savings deposits	1,503,798	8,783	2.37	1,590,616	11,332	2.89
Time deposits	569,065	4,776	3.40	688,569	6,639	3.91
Fed funds purchased	35,628	352	4.01	49,834	576	4.69
FHLB short-term advances	204,444	2,005	3.98	200,000	2,262	4.59
Long-term debt	59,195	634	4.34	59,084	650	4.46
Total interest-bearing liabilities	3,739,400	22,065	2.39	3,835,828	27,023	2.86
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	798,579			849,687
Operating lease liabilities	38,453			18,829
Accrued expenses and other liabilities	75,520			68,751
Other noninterest-bearing liabilities	113,973			87,580
Stockholders’ equity	566,563			499,224
Total liabilities and stockholders’ equity	$5,218,515			$5,272,319
Net interest income on FTE basis (1)		$45,533			$41,678
Net interest rate spread on FTE basis (1)			3.20%			2.77%
Net interest margin on FTE basis (1)			3.77%			3.41%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended March 31, 2026
	Compared with
	Three months ended March 31, 2025
	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance
Interest-earning assets
Interest-bearing deposits with banks	$318	$(71)	$247
Investment securities (1)	(604)	1,998	1,394
Loans held for sale	56	(24)	32
Loans
Commercial and industrial	1,189	(371)	818
CRE − Construction, land and development	(1,886)	(348)	(2,234)
CRE − Multifamily	456	(521)	(65)
CRE − Non-owner occupied	(747)	(1,554)	(2,301)
CRE − Owner occupied	769	(60)	709
Agricultural − Land	(107)	22	(85)
Agricultural − Production	(38)	(44)	(82)
RRE − First lien	(410)	333	(77)
RRE − Construction	(83)	(172)	(255)
RRE − HELOC	1,632	(702)	930
RRE − Junior lien	(120)	16	(104)
Other consumer	16	(73)	(57)
Total loans (1)	671	(3,474)	(2,803)
Federal Reserve/FHLB Stock	21	6	27
Total interest income	462	(1,565)	(1,103)
Interest-bearing liabilities
Interest-bearing demand deposits	534	(583)	(49)
Money market and savings deposits	(619)	(1,930)	(2,549)
Time deposits	(1,152)	(711)	(1,863)
Fed funds purchased	(164)	(60)	(224)
FHLB short-term advances	50	(308)	(258)
Long-term debt	1	(17)	(16)
Total interest expense	(1,350)	(3,609)	(4,959)
Change in net interest income	$1,812	$2,044	$3,856

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Provision (recovery) for credit losses on loans	$(4,384)	$2,407
Provision (recovery) for credit losses on unfunded commitments	(499)	(1,542)
Provision (recovery) for HTM debt securities	(5)	(2)
Provision for credit losses	$(4,888)	$863

The Company recorded a provision release of $4.9 million for the first quarter of 2026, compared to a provision for credit losses of $0.9 million for the first quarter of 2025. The provision release in the first quarter of 2026 was primarily driven by changes to loan balances and loan mix, largely due to decreases in balances in the commercial real estate construction, land and development pool, which is reserved at a higher rate than most other loan pools, in addition to decreases in reserves on individually evaluated loans.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth advisory services, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Retirement and benefit services	$17,406	$16,106
Wealth advisory services	7,237	6,905
Mortgage banking	3,535	1,527
Service charges on deposit accounts	933	651
Other	1,736	2,443
Total noninterest income	$30,847	$27,632
Noninterest income as a % of revenue	40.72%	40.17%

Total noninterest income for the three months ended March 31, 2026 was $30.8 million, an increase of $3.2 million, or 11.6%, from the three months ended March 31, 2025. The increase was driven by an increase in mortgage banking and retirement and benefit services revenues. Mortgage banking revenue increased $2.0 million, or 131.5%, in the first quarter of 2026 compared to the first quarter of 2025, due to an increase in the mortgage servicing asset valuation, as well as increased origination volume and improved gain on sale margin. Retirement and benefit services revenue increased $1.3 million, or 8.1%, in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by both asset-based and transaction-based fees.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Compensation	$24,087	$22,961
Employee taxes and benefits	6,640	7,762
Occupancy and equipment expense	3,427	2,907
Business services, software and technology expense	5,839	5,752
Intangible amortization expense	1,974	2,710
Professional fees and assessments	3,800	2,996
Marketing and business development	861	965
Supplies and postage	607	630
Travel	361	287
Mortgage and lending expenses	710	536
Other	2,086	2,859
Total noninterest expense	$50,392	$50,365

Total noninterest expense for the three months ended March 31, 2026 was $50.4 million, a $27.0 thousand, or 0.1%, increase compared to $50.4 million for the three months ended March 31, 2025. The underlying changes were driven by increases in compensation, professional fees and assessments, and occupancy and equipment expense, offset by decreases in employee taxes and benefits and intangible amortization expense. Compensation increased $1.1 million, or 4.9%, from the first quarter of 2025, primarily due to higher annual bonus expense. Professional fees and assessments increased $0.8 million, or 26.8%, from the first quarter of 2025, primarily due to a reclassification of consulting services and other third-party vendor expenses from business services, software and technology expense to professional fees and assessments. Occupancy and equipment expense increased $0.5 million, or 17.9%, from the first quarter of 2025, primarily driven by facility investments and the strategic realignment of locations from owned to leased space. In the first quarter of 2026, employee taxes and benefits decreased $1.1 million, or 14.5%, from the first quarter of 2025, primarily due to lower claims on group insurance. Intangible amortization expense decreased $0.7 million, or 27.2%, in the first quarter of 2026, primarily due to the annual reset of the $33.5 million core deposit intangible recorded in connection with the HMNF acquisition in the fourth quarter of 2024.

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

For the three months ended March 31, 2026, the Company recognized income tax expense of $7.3 million on $30.3 million of pre-tax income, resulting in an effective tax rate of 24.1%, compared to income tax expense of $4.2 million on $17.6 million of pre-tax income for the three months ended March 31, 2025, resulting in an effective tax rate of 24.2%.

Segment Reporting

The Company determined reportable segments based on the significance of the services offered, the significance of those services to the Company’s financial condition and operating results, and the Company’s regular review of the operating results of those services. The Company has three operating segments—banking, retirement and benefit services, and wealth advisory services. These segments are components for which financial information is prepared and evaluated regularly by management in deciding how to allocate resources and assess performance.

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

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 26 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 13 banking offices acquired in the HMNF transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the banking segment’s balance sheet.

The following table presents the banking segment income statement, inclusive of corporate administration income, for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Net interest income	$44,912	$41,157
Provision for (recovery of) credit losses	(4,883)	863
Noninterest income (loss)	6,204	4,621
Total revenue	55,999	44,915
Noninterest expense (1)	27,393	29,211
Net income before taxes	$28,606	$15,704

(1)

Noninterest expenses do not include corporate administration expenses. Corporate administration expenses include executive compensation, premises and fixed assets expenses, information technology expenses, and other expenses. These expenses are not specific to any specific segment.

Retirement and Benefit Services

The retirement and benefit services segment provides the following services nationally: record-keeping and administration services to qualified and other types of retirement plans, investment fiduciary services to retirement plans, health savings accounts, flexible spending accounts, and COBRA recordkeeping and administration services.

The following table presents the retirement and benefit services segment income statement for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Recurring annual income (1)	$15,560	$14,408
Transactional income (2)	1,846	1,698
Total noninterest income	17,406	16,106
Noninterest expense	14,609	13,617
Net income before taxes	$2,797	$2,489

(1)

Recurring annual income primarily includes asset-based fees, administration fees, record-keeping fees, trust/custody fees, advisory fees, and health and welfare fees. $6.8 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively, were due to movements in the market.

(2)	Transactional income primarily includes distribution fees.

Wealth Advisory Services

The wealth advisory services segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth advisory services segment income statement for the  three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Asset management	$6,454	$5,760
Brokerage	511	534
Insurance and advisory	272	610
Total noninterest income	7,237	6,904
Noninterest expense	5,727	4,837
Net income before taxes	$1,510	$2,067

Financial Condition

Overview

Total assets were $5.3 billion as of March 31, 2026, an increase of $57.9 million, or 1.1%, compared to December 31, 2025. The increase was primarily due to an increase of $61.6 million in cash and cash equivalents and an increase of $8.0 million in available-for-sale investment securities, partially offset by a decrease of $13.3 million in loans held for investment.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$4,141	0.6%	$405	0.1%
Mortgage backed securities
Residential agency	480,627	64.7	476,746	64.2
Asset backed securities	14	—	15	—
Corporate bonds	37,319	5.0	36,929	5.0
Total available-for-sale investment securities	522,101	70.3	514,095	69.3
Held-to-maturity
Obligations of state and political agencies	100,994	13.6	105,405	14.2
Mortgage backed securities
Residential agency	119,431	16.1	122,604	16.5
Total held-to-maturity investment securities	220,425	29.7	228,009	30.7
Total investment securities	$742,526	100.0%	$742,104	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of March 31, 2026. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of March 31, 2026
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$167	4.06%	$1,734	4.45%	$2,240	4.45%
Mortgage backed securities
Residential agency	27	2.52	8,093	4.08	10,226	4.21	462,281	4.73
Commercial	—	—	—	2.40	—	—	—	—
Asset backed securities	—	—	—	—	14	4.75	—	—
Corporate bonds	—	—	—	—	37,319	3.34	—	—
Total available-for-sale investment securities	27	2.52	8,260	4.08	49,293	3.55	464,521	4.72
Held-to-maturity
Obligations of state and political agencies	12,701	1.77	52,675	2.05	30,970	2.56	4,648	2.37
Mortgage backed securities
Residential agency	—	—	—	—	—	—	119,431	2.24
Total held-to-maturity investment securities	12,701	1.77	52,675	2.05	30,970	2.56	124,079	2.37
Total investment securities	$12,728	1.77%	$60,935	2.32%	$80,263	3.17%	$588,600	4.20%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.0 billion as of March 31, 2026, a decrease of $13.3 million, or 0.3%, from December 31, 2025. The decrease was primarily driven by a $28.3 million decrease in consumer loans, partially offset by a $15.1 million increase in commercial loans.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and business lending:
General business	$356,240	8.8%	$290,008	7.2%
Services	215,487	5.3	237,966	5.9
Retail trade	66,439	1.6	101,374	2.5
Manufacturing	109,281	2.7	107,485	2.7
Commercial real estate − Owner occupied	444,276	11.0	427,260	10.6
Total commercial and business lending	1,191,723	29.4	1,164,093	28.9
Investor commercial real estate:
Construction, land and development	146,897	3.6	246,238	6.1
Multifamily	392,097	9.7	383,505	9.5
Non-owner occupied
Office	139,175	3.4	142,095	3.5
Industrial	199,122	4.9	193,041	4.8
Retail	127,003	3.1	116,735	2.9
Hotel	109,363	2.7	110,022	2.7
Medical office	208,375	5.2	174,891	4.3
Medical or nursing facility	137,800	3.4	85,918	2.1
Other commercial real estate	55,501	1.5	53,160	1.3
Total non-owner occupied	976,339	24.2	875,862	21.6
Total investor commercial real estate	1,515,333	37.5	1,505,605	37.2
Agricultural:
Land	54,028	1.3	64,799	1.6
Production	50,983	1.3	62,500	1.5
Total agricultural	105,011	2.6	127,299	3.1
Consumer:
RRE − First lien	851,551	21.1	874,737	21.6
RRE − Construction	32,872	0.9	33,703	0.8
RRE − HELOC	262,131	6.5	260,883	6.4
RRE − Junior lien	35,783	0.9	36,844	0.9
Other consumer	40,340	1.1	44,858	1.1
Total consumer	1,222,677	30.5	1,251,025	30.8
Total loans	$4,034,744	100.0%	$4,048,022	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$660,575	48.3%	$621,747	49.4%
North Dakota	227,201	16.6	212,077	16.8
Arizona	123,074	9.0	133,618	10.6
Wisconsin	115,330	8.4	88,229	7.0
Texas	37,074	2.7	37,113	2.9
Illinois	26,222	1.9	2,994	0.2
Oregon	25,928	1.9	17,698	1.4
Colorado	23,351	1.7	23,358	1.9
Kansas	17,005	1.2	16,656	1.3
Missouri	16,312	1.2	16,409	1.3
Georgia	14,592	1.1	14,569	1.2
Virginia	11,184	0.8	11,182	0.9
Iowa	11,077	0.8	11,155	0.9
South Dakota	10,362	0.8	10,415	0.8
Other	49,149	3.6	42,147	3.3
Total non-owner occupied and multifamily commercial real estate loans	$1,368,436	100.0%	$1,259,367	100.0%

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of March 31, 2026, the Company’s RRE portfolio was $1.2 billion, representing a $23.8 million, or 2.0%, decrease from December 31, 2025. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of March 31, 2026:

	March 31, 2026
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and business lending
Commercial and industrial	$168,644	$397,780	$174,419	$6,604	$747,447
Commercial real estate − Owner occupied	23,907	272,778	97,566	50,025	444,276
Total commercial and business lending	192,551	670,558	271,985	56,629	1,191,723
Investor commercial real estate
Construction, land and development	61,189	62,299	15,931	7,478	146,897
Multifamily	68,272	236,076	87,749	—	392,097
Non-owner occupied	129,403	631,937	151,071	63,928	976,339
Total investor commercial real estate	258,864	930,312	254,751	71,406	1,515,333
Agricultural
Land	3,492	14,116	15,539	20,881	54,028
Production	31,263	19,102	618	—	50,983
Total agricultural	34,755	33,218	16,157	20,881	105,011
Total commercial	486,170	1,634,088	542,893	148,916	2,812,067
Consumer
Residential real estate
First lien	8,177	44,661	70,267	728,446	851,551
Construction	21,529	3,989	—	7,354	32,872
HELOC	3,840	10,103	22,572	225,616	262,131
Junior lien	1,665	5,448	17,807	10,863	35,783
Total residential real estate	35,211	64,201	110,646	972,279	1,182,337
Other consumer	15,365	19,227	3,680	2,068	40,340
Total consumer	50,576	83,428	114,326	974,347	1,222,677
Total loans	$536,746	$1,717,516	$657,219	$1,123,263	$4,034,744
Loans with fixed interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$25,839	$223,400	$72,664	$—	$321,903
Commercial real estate − Owner occupied	18,894	193,839	28,538	1,159	242,430
Total commercial and business lending	44,733	417,239	101,202	1,159	564,333
Investor commercial real estate
Construction, land and development	43,301	16,897	153	—	60,351
Multifamily	27,232	136,325	24,371	—	187,928
Non-owner occupied	77,154	341,141	74,537	—	492,832
Total investor commercial real estate	147,687	494,363	99,061	—	741,111
Agricultural
Land	3,402	13,852	13,860	14,880	45,994
Production	823	14,776	618	—	16,217
Total agricultural	4,225	28,628	14,478	14,880	62,211
Total commercial	196,645	940,230	214,741	16,039	1,367,655
Consumer
Residential real estate
First lien	7,538	36,692	61,758	416,620	522,608
Construction	12,592	—	—	2,674	15,266
HELOC	93	1,091	5,519	3,270	9,973
Junior lien	1,349	3,462	13,382	10,282	28,475
Total residential real estate	21,572	41,245	80,659	432,846	576,322
Other consumer	670	11,416	3,680	192	15,958
Total consumer	22,242	52,661	84,339	433,038	592,280
Total loans with fixed interest rates	$218,887	$992,891	$299,080	$449,077	$1,959,935
Loans with floating interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$142,805	$174,380	$101,755	$6,604	$425,544
Commercial real estate − Owner occupied	5,013	78,939	69,028	48,866	201,846
Total commercial and business lending	147,818	253,319	170,783	55,470	627,390
Investor commercial real estate
Construction, land and development	17,888	45,402	15,778	7,478	86,546
Multifamily	41,040	99,751	63,378	—	204,169
Non-owner occupied	52,249	290,796	76,534	63,928	483,507
Total investor commercial real estate	111,177	435,949	155,690	71,406	774,222
Agricultural
Land	90	264	1,679	6,001	8,034
Production	30,440	4,326	—	—	34,766
Total agricultural	30,530	4,590	1,679	6,001	42,800
Total commercial	289,525	693,858	328,152	132,877	1,444,412
Consumer
Residential real estate
First lien	639	7,969	8,509	311,826	328,943
Construction	8,937	3,989	—	4,680	17,606
HELOC	3,747	9,012	17,053	222,346	252,158
Junior lien	316	1,986	4,425	581	7,308
Total residential real estate	13,639	22,956	29,987	539,433	606,015
Other consumer	14,695	7,811	—	1,876	24,382
Total consumer	28,334	30,767	29,987	541,309	630,397
Total loans with floating interest rates	$317,859	$724,625	$358,139	$674,186	$2,074,809

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

The table below presents criticized loans outstanding by loan portfolio segment as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$32,114	$33,323
Commercial real estate − Owner occupied	13,737	14,058
Total commercial and business lending	45,851	47,381
Investor commercial real estate
Construction, land and development	33,552	34,201
Multifamily	22,970	28,541
Non-owner occupied	9,564	17,591
Total investor commercial real estate	66,086	80,333
Agricultural
Land	5,021	7,653
Production	6,176	3,662
Total agricultural	11,197	11,315
Total commercial	123,134	139,029
Consumer
Residential real estate
First lien	1,989	2,602
Construction	4,680	4,680
HELOC	158	128
Junior lien	2,183	2,375
Total residential real estate	9,010	9,785
Other consumer	315	348
Total consumer	9,325	10,133
Total criticized loans	$132,459	$149,162
Criticized loans as a percent of total loans	3.28%	3.68%

The following table presents information regarding nonperforming assets as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans	$53,881	$69,065
Accruing loans 90+ days past due	—	—
Total nonperforming loans	53,881	69,065
OREO and repossessed assets	126	308
Total nonperforming assets	54,007	69,373
Total restructured accruing loans	—	1,436
Total nonperforming assets and restructured accruing loans	$54,007	$70,809
Nonperforming loans to total loans	1.34%	1.71%
Nonperforming assets to total assets	1.02%	1.33%
ACL on loans to nonperforming loans	93.73%	89.65%

Interest income lost on nonaccrual loans was approximately $1.0 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. There was no interest income included in net interest income related to nonaccrual loans for the three months ended March 31, 2026 and 2025.

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

The following table presents information concerning the components of the ACL for the periods presented:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
ACL on loans at the beginning of the period	$61,915	$59,929
(Credit) provision for loan losses	(4,384)	2,407
Net charge-offs (recoveries) (1)
Commercial and industrial	6,379	(101)
CRE − Owner occupied	(11)	(11)
CRE − Construction, land and development	—	—
CRE − Multifamily	556	—
CRE − Non-owner occupied	—	—
Agricultural − Land	—	—
Agricultural − Production	(194)	(12)
RRE − First lien	—	54
RRE − Construction	—	—
RRE − HELOC	—	250
RRE − Junior lien	212	300
Other consumer	84	(73)
Total net charge-offs	7,026	407
ACL on loans at the end of the period	50,505	61,929
Components of ACL:
ACL on HTM debt securities	118	129
ACL on loans	50,505	61,929
ACL on off-balance sheet credit exposures	3,391	5,992
ACL at end of the period	54,014	68,050
Total loans	$4,034,744	$4,085,483
Average total loans	4,029,719	4,022,863
ACL on loans to total loans	1.25%	1.52%
ACL on loans to nonaccrual loans	93.73%	122.59%
ACL on loans to nonperforming loans	93.73%	122.59%
Net charge-offs/(recoveries) to average total loans (annualized)	0.71%	0.04%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated.

	For the three months ended
	March 31,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2026:
Commercial
Commercial and business lending
Commercial and industrial	$6,565	$186	$6,379	$723,803	3.57%
Commercial real estate − Owner occupied	—	11	(11)	433,621	(0.01)
Total commercial and business lending	6,565	197	6,368	1,157,424	2.23
Investor commercial real estate
Construction, land and development	—	—	—	211,754	—
Multifamily	556	—	556	398,839	0.57
Non-owner occupied (1)	—	—	—	923,773	—
Total investor commercial real estate	556	—	556	1,534,366	0.15
Agricultural
Land	—	—	—	59,787	—
Production	—	194	(194)	58,833	(1.34)
Total agricultural	—	194	(194)	118,620	(0.66)
Total commercial	7,121	391	6,730	2,810,410	0.97
Consumer
Residential real estate
First lien	—	—	—	865,077	—
Construction	—	—	—	32,906	—
HELOC	—	—	—	261,586	—
Junior lien	212	—	212	36,306	2.37
Total residential real estate	212	—	212	1,195,875	0.07
Other consumer	113	29	84	41,281	0.83
Total consumer	325	29	296	1,237,156	0.10
Total loans	$7,446	$420	$7,026	$4,047,566	0.70%
2025:
Commercial
Commercial and business lending
Commercial and industrial	$169	$270	$(101)	$657,838	(0.06)%
Commercial real estate − Owner occupied	—	11	(11)	386,545	(0.01)
Total commercial and business lending	169	281	(112)	1,044,383	(0.04)
Investor commercial real estate
Construction, land and development	—	—	—	342,718	—
Multifamily	—	—	—	372,608	—
Non-owner occupied	—	—	—	981,601	—
Total investor commercial real estate	—	—	—	1,696,927	—
Agricultural
Land	—	—	—	67,228	—
Production	—	12	(12)	60,933	(0.08)
Total agricultural	—	12	(12)	128,161	(0.04)
Total commercial	169	293	(124)	2,869,471	(0.02)
Consumer
Residential real estate
First lien	54	—	54	899,835	0.02
Construction	—	—	—	36,913	—
HELOC	250	—	250	168,599	0.60
Junior lien	300	—	300	44,096	2.76
Total residential real estate	604	—	604	1,149,443	0.21
Other consumer	39	112	(73)	40,356	(0.73)
Total consumer	643	112	531	1,189,799	0.18
Total loans	$812	$405	$407	$4,059,270	0.04%

The following table presents the allocation of the ACL on loans as of the dates presented:

	March 31, 2026		December 31, 2025
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$11,628	18.4%	$16,216	18.3%
CRE − Owner occupied	3,604	11.0	3,097	10.6
CRE − Construction, land and development	6,741	3.6	13,210	6.1
CRE − Multifamily	3,699	9.7	4,380	9.5
CRE − Non-owner occupied	10,929	24.2	11,006	21.6
Agricultural − Land	852	1.3	959	1.6
Agricultural − Production	518	1.3	623	1.5
RRE − First lien	9,122	21.1	9,358	21.6
RRE − Construction	297	0.9	274	0.8
RRE − HELOC	2,130	6.5	1,787	6.4
RRE − Junior lien	407	0.9	395	0.9
Other consumer	578	1.1	610	1.1
Total loans	$50,505	100.0%	$61,915	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $3.4 million and $6.0 million as of March 31, 2026 and 2025, respectively.

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in the Company’s customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in bank failures.

Total deposits were $4.3 billion as of March 31, 2026, an increase of $155.9 million, or 3.7%, from December 31, 2025. Interest-bearing deposits increased $106.2 million during this period, while noninterest-bearing deposits increased $49.7 million. The increase in total deposits was driven by growth in commercial deposits due to new and expanded client relationships and funding structure diversification through the utilization of callable brokered CDs. This growth was partially offset by outflows from our public funds depositors, which reached a typical seasonal low in the third quarter of 2025.

The following table presents the composition of the Company’s deposit portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$857,625	19.7%	$807,896	19.3%	$49,729	6.2%
Interest-bearing demand	1,449,156	33.3	1,296,315	30.9	152,841	11.8
Money market and savings (1)	1,470,141	33.8	1,511,250	36.1	(41,109)	(2.7)
Time deposits	570,960	13.2	576,542	13.7	(5,582)	(1.0)
Total deposits	$4,347,882	100.0%	$4,192,003	100.0%	$155,879	3.7%

(1)	Money market and savings deposits included health savings account deposits of $217.9 million and $203.4 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$798,579	—%	$849,687	—%
Interest-bearing demand	1,367,270	1.64	1,247,725	1.81
Money market and savings	1,503,798	2.37	1,590,616	2.89
Time deposits	569,065	3.40	688,569	3.91
Total deposits	$4,238,712	1.82%	$4,376,597	2.18%

The following table presents the composition of the Company’s deposit portfolio by client segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,602,742	36.9%	$1,563,239	37.3%	$39,503	2.5%
Consumer	1,499,032	34.5	1,469,813	35.1	29,219	2.0
Public (1)	272,823	6.3	180,755	4.3	92,068	50.9
Synergistic (2)
Retirement and benefit services (3)	742,429	17.1	725,618	17.3	16,811	2.3
Wealth advisory services (4)	230,856	5.2	252,578	6.0	(21,722)	(8.6)
Total synergistic	973,285	22.3	978,196	23.3	(4,911)	(6.3)
Total deposits	$4,347,882	100.0%	$4,192,003	100.0%	$155,879	3.7%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth Advisory Services clients hold in proprietary Alerus money market products.
(3)	$373.1 million and $395.7 million of retirement and benefit services synergistic deposits were indexed as of March 31, 2026 and December 31, 2025, respectively.
(4)	$230.9 million and $252.6 million of wealth advisory services synergistic deposits were indexed as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of March 31, 2026:

March 31,
(dollars in thousands)	2026
Maturing in:
3 months or less	$80,745
3 months to 6 months	75,619
6 months to 1 year	28,135
1 year or greater	6,210
Total	$190,709

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.4 billion at both March 31, 2026 and December 31, 2025. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$58,800	16.0%
FHLB short-term advances	200,000	77.2	250,000	67.9
Subordinated notes	50,000	19.3	50,000	13.6
Junior subordinated debentures	9,211	3.5	9,182	2.5
Total borrowed funds	$259,211	100.0%	$367,982	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $9.8 million, or 1.7%, to $574.7 million as of March 31, 2026, compared to $564.9 million as of December 31, 2025. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 8.85% as of March 31, 2026, from 7.43% as of December 31, 2025. Common equity tier 1 capital to risk weighted assets increased to 10.60% as of March 31, 2026, from 10.28% as of December 31, 2025.

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

At March 31, 2026 and December 31, 2025, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Capital Ratios	2026	2025
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.60%	10.28%
Tier 1 capital to risk weighted assets	10.81%	10.48%
Total capital to risk weighted assets	13.17%	12.87%
Tier 1 capital to average assets	9.30%	8.86%
Tangible common equity to tangible assets (1)	8.85%	7.43%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.75%	10.41%
Tier 1 capital to risk weighted assets	10.75%	10.41%
Total capital to risk weighted assets	12.00%	11.66%
Tier 1 capital to average assets	9.11%	8.62%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of March 31, 2026, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of March 31, 2026 and December 31, 2025, was as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,004,955	$1,038,347
Standby letters of credit	14,447	14,393
Total	$1,019,401	$1,052,740

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

As of March 31, 2026, the Company had on balance sheet liquidity of $413.2 million, compared to $568.8 million as of December 31, 2025. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of March 31, 2026, the Company had off balance sheet liquidity of $2.3 billion, compared to $2.2 billion as of December 31, 2025. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2026, the Company did not have any federal funds purchased, and had $200.0 million in short-term borrowings from the FHLB. As of March 31, 2026, the Company had $2.1 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.1 billion from the FHLB. In addition, the Company can borrow up to $127.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of March 31, 2026. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of March 31, 2026 and December 31, 2025.

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

The estimated impact on the Company’s net interest income as of March 31, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below:

	March 31, 2026		December 31, 2025
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.1%	15.9%	-1.2%	14.0%
+300 basis points	0.8%	12.0%	-0.7%	10.7%
+200 basis points	0.7%	8.3%	-0.1%	7.8%
+100 basis points	0.0%	3.9%	0.1%	4.1%
−100 basis points	-0.1%	-4.6%	0.6%	-4.2%
−200 basis points	0.1%	-9.6%	2.0%	-7.9%
−300 basis points	0.1%	-14.1%	4.2%	-9.5%
−400 basis points	-0.2%	-14.7%	5.4%	-8.0%

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

The table below presents the change in the economic value of equity as of March 31, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	March 31,	December 31,
	2026	2025
+400 basis points	-3.7%	-5.4%
+300 basis points	-2.3%	-3.5%
+200 basis points	-0.5%	-1.2%
+100 basis points	0.2%	-0.1%
−100 basis points	-1.3%	-1.0%
−200 basis points	-4.1%	-3.6%
−300 basis points	-10.1%	-9.0%
−400 basis points	-23.1%	-18.4%

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

Strategic and Reputation Risk

Strategic and reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help management better understand and report on various risks, including those related to the development of new products and business initiatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

For information regarding litigation, other disputes and regulatory proceedings see the section “Legal Contingencies” in “NOTE 12 Commitments and Contingencies” of the consolidated financial statements.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the first quarter of 2026:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
January 1-31, 2026	2,900	$23.84	—	1,000,000
February 1-28, 2026	4,720	25.45	—	1,000,000
March 1-31, 2026	250,000	23.90	250,000	750,000
Total	257,620	$23.93	250,000	750,000

(1)

Includes shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)

On December 12, 2023, the Board of Directors of the Company approved a stock repurchase program (the “Program”), which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced a prior stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended March 31, 2026, the Company repurchased 250,000 shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Amendment to Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on May 12, 2025).

3.3	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

10.1	Modification Agreement by and between Alerus Financial Corporation and the Bank of North Dakota, dated March 30, 2026 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 31, 2026.

31.1	Chief Executive Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13(a)‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: May 1, 2026	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)