Form 10-Q
period 2026-06-30
ALERUS FINANCIAL CORP
filed 2026-08-03
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding at July 30, 2026 was 24,903,238.

Alerus Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands, except share and per share data)	2026	2025
Assets
Cash and cash equivalents	$109,012	$67,192
Investment securities
Trading	501	1,758
Available-for-sale, at fair value (amortized cost of $541,715 and $516,737, respectively)	534,191	514,095
Held-to-maturity, at amortized cost (fair value of $215,234 and $228,009, respectively, with an allowance for credit losses on investments of $115 and $123, respectively)	242,516	254,448
Loans held for sale	26,713	21,934
Loans	4,034,244	4,048,022
Allowance for credit losses on loans	(48,361)	(61,915)
Net loans	3,985,883	3,986,107
Land, premises and equipment, net	43,941	43,253
Operating lease right-of-use assets	32,105	28,761
Accrued interest receivable	20,213	21,742
Bank-owned life insurance	41,894	39,307
Goodwill	85,634	85,634
Other intangible assets, net	29,422	33,371
Servicing rights	7,022	6,383
Deferred income taxes, net	18,114	23,080
Other assets	111,557	103,019
Total assets	$5,288,718	$5,230,084
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$759,640	$807,896
Interest-bearing	3,432,257	3,384,107
Total deposits	4,191,897	4,192,003
Short-term borrowings	345,000	308,800
Long-term debt	59,239	59,182
Operating lease liabilities	42,752	36,282
Accrued expenses and other liabilities	66,687	68,883
Total liabilities	4,705,575	4,665,150
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 60,000,000 shares authorized: 24,985,815 and 25,406,278 issued and outstanding	24,986	25,406
Additional paid-in capital	260,066	271,609
Retained earnings	303,070	270,075
Accumulated other comprehensive income (loss)	(4,979)	(2,156)
Total stockholders’ equity	583,143	564,934
Total liabilities and stockholders’ equity	$5,288,718	$5,230,084

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans, including fees	$62,214	$63,853	$120,835	$125,348
Investment securities
Taxable	7,258	5,310	14,363	11,017
Exempt from federal income taxes	155	160	312	320
Other	999	1,101	2,093	1,920
Total interest income	70,626	70,424	137,603	138,605
Interest Expense
Deposits	18,938	22,758	38,012	46,293
Short-term borrowings	2,935	3,982	5,292	6,821
Long-term debt	1,041	652	1,676	1,302
Total interest expense	22,914	27,392	44,980	54,416
Net interest income	47,712	43,032	92,623	84,189
Provision for (recovery of) credit losses	495	—	(4,388)	863
Net interest income after provision for (recovery of) credit losses	47,217	43,032	97,011	83,326
Noninterest Income
Retirement and benefit services	17,347	16,024	34,754	32,130
Wealth advisory services	7,705	7,363	14,942	14,267
Mortgage banking	3,195	3,651	6,730	5,177
Service charges on deposit accounts	1,106	680	2,039	1,330
Gain on sale of non-mortgage loans	—	2,115	—	2,115
Other	3,592	1,930	5,327	4,376
Total noninterest income	32,945	31,763	63,792	59,395
Noninterest Expense
Compensation	26,155	24,343	50,242	47,304
Employee taxes and benefits	6,755	6,633	13,395	14,396
Occupancy and equipment expense	3,493	2,559	6,919	5,466
Business services, software and technology expense	5,440	5,868	11,279	11,620
Intangible amortization expense	1,974	2,710	3,949	5,419
Professional fees and assessments	3,781	2,339	7,581	5,335
Marketing and business development	869	787	1,730	1,752
Supplies and postage	540	490	1,146	1,121
Travel	357	347	718	634
Mortgage and lending expenses	614	940	1,323	1,476
Other	2,905	1,422	4,992	4,282
Total noninterest expense	52,883	48,438	103,274	98,805
Income before income taxes	27,279	26,357	57,529	43,916
Income tax expense	6,414	6,104	13,693	10,349
Net income	$20,865	$20,253	$43,836	$33,567
Per Common Share Data
Basic earnings per common share	$0.82	$0.79	$1.72	$1.31
Diluted earnings per common share	$0.81	$0.78	$1.70	$1.30
Dividends declared per common share	$0.22	$0.21	$0.43	$0.41
Average common shares outstanding	25,081	25,368	25,230	25,363
Diluted average common shares outstanding	25,395	25,714	25,537	25,683

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$20,865	$20,253	$43,836	$33,567
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(1,282)	4,586	(4,915)	18,760
Net change in unrealized gain (losses) on cash flow hedging derivatives	278	(147)	1,065	(587)
Net change in unrealized gain (losses) on other derivatives	—	110	—	(123)
Total other comprehensive income (loss), before tax	(1,004)	4,549	(3,850)	18,050
Income tax expense (benefit) related to items of other comprehensive income (loss)	(262)	1,142	(1,027)	4,531
Other comprehensive income (loss), net of tax	(742)	3,407	(2,823)	13,519
Total comprehensive income	$20,123	$23,660	$41,013	$47,086

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of March 31, 2025	25,366	$270,159	$281,961	$(63,254)	$514,232
Net income	—	—	20,253	—	20,253
Other comprehensive income (loss)	—	—	—	3,407	3,407
Common stock repurchased	(2)	(47)	—	—	(49)
Common stock dividends	—	—	(5,336)	—	(5,336)
Share‑based compensation expense	—	648	—	—	648
Vesting of restricted stock	25	(25)	—	—	—
Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155

Balance as of March 31, 2026	25,214	$266,016	$287,700	$(4,237)	$574,693
Net income	—	—	20,865	—	20,865
Other comprehensive income (loss)	—	—	—	(742)	(742)
Common stock repurchased	(266)	(6,839)	—	—	(7,105)
Common stock dividends	—	—	(5,495)	—	(5,495)
Share‑based compensation expense	—	927	—	—	927
Vesting of restricted stock	38	(38)	—	—	—
Balance as of June 30, 2026	24,986	$260,066	$303,070	$(4,979)	$583,143

	Six months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	33,567	—	33,567
Other comprehensive income (loss)	—	—	—	13,519	13,519
Common stock repurchased	(8)	(168)	—	—	(176)
Common stock dividends	—	—	(10,412)	—	(10,412)
Share‑based compensation expense	—	1,247	—	—	1,247
Vesting of restricted stock	52	(52)	—	—	—
Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155

Balance as of December 31, 2025	25,406	$271,609	$270,075	$(2,156)	$564,934
Net income	—	—	43,836	—	43,836
Other comprehensive income (loss)	—	—	—	(2,823)	(2,823)
Common stock repurchased	(524)	(13,118)	—	—	(13,642)
Common stock dividends	—	—	(10,841)	—	(10,841)
Share‑based compensation expense	—	1,679	—	—	1,679
Vesting of restricted stock	104	(104)	—	—	—
Balance as of June 30, 2026	24,986	$260,066	$303,070	$(4,979)	$583,143

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2026	2025
Operating Activities
Net income	$43,836	$33,567
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	5,992	6,894
Provision for (recovery of) credit losses	(4,388)	863
Depreciation and amortization	6,662	7,663
Amortization and accretion of premiums/discounts on investment securities	55	377
Amortization of operating lease right-of-use assets	3,126	(72)
Share‑based compensation expense	1,679	1,247
Purchase accounting accretion, net	(6,858)	(17,438)
Originations of loans held for sale	(198,047)	(113,267)
Proceeds on loans held for sale	197,936	115,851
Realized loss (gain) on mortgage loans sold	(4,596)	(4,405)
Servicing rights capitalized upon sale of mortgage loans	(56)	(101)
(Increase) in value of bank-owned life insurance	(514)	(370)
Realized loss (gain) on sale of premises and equipment	(632)	84
Realized loss (gain) on derivative instruments	(40)	(484)
Realized loss (gain) on sale of foreclosed assets	(15)	21
Change in fair value of mortgage servicing rights	(583)	835
Net change in:
Accrued interest receivable	1,529	(809)
Other assets	(1,323)	(2,247)
Accrued expenses and other liabilities	2,654	(9,800)
Net cash provided (used) by operating activities	46,417	18,409
Investing Activities
Proceeds from sales of trading investment securities	3,199	5,450
Purchases of trading investment securities	(1,806)	(3,729)
Proceeds from sales or calls of investment securities available-for-sale	3,000	19,000
Proceeds from maturities of investment securities available-for-sale	34,838	46,759
Purchases of investment securities available-for-sale	(62,548)	—
Proceeds from calls of investment securities held-to-maturity	340	146
Proceeds from maturities and paydowns of investment securities held-to-maturity	11,244	11,262
Proceeds from sale of non-mortgage loans held for sale	—	12,331
Net (increase) decrease in loans	1,397	(102,662)
Purchases of FHLB stock	(64,685)	(108,715)
Sales of FHLB stock	63,049	104,211
Purchases of BOLI	(2,073)	(2,210)
Purchases of premises and equipment	(2,713)	(5,185)
Proceeds from sales of foreclosed assets	390	484
Net cash provided (used) by investing activities	(16,368)	(22,858)
Financing Activities
Net increase (decrease) in deposits	(106)	(40,942)
Net increase (decrease) in short-term borrowings with maturities of three months or less	36,200	75,640
Cash dividends paid on common stock	(10,681)	(10,408)
Repurchase of common stock	(13,642)	(176)
Net cash provided (used) by financing activities	11,771	24,114
Net change in cash and cash equivalents	41,820	19,665
Cash and cash equivalents at beginning of period	67,192	61,239
Cash and cash equivalents at end of period	$109,012	$80,904

See accompanying notes to consolidated financial statements (unaudited)

	Six months ended
	June 30,
	2026	2025
Supplemental Cash Flow Disclosures
Interest paid	$45,642	$57,569
Income taxes paid	115	501
Cash dividends declared, not paid	5,496	5,336
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(9,638)	(1,235)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	5,282	66
Loans transferred to non-mortgage loans held for sale	—	62,491

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of the Company have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Alerus Financial Corporation (“the Company”) as of  June 30, 2026 and December 31, 2025, the consolidated statements of income for the three and six months ended June 30, 2026 and 2025, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, the consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2026, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2026.

Adopted Pronouncements

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amends existing hedge accounting guidance to improve the alignment of financial reporting with the economics of an entity's risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. The Company adopted ASU 2025-09 on January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

Pronouncements Not Yet Effective

Management evaluated recently issued accounting standards and determined that none are expected to have a material effect on the Company's consolidated financial statements.

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $0.5 million and $1.8 million as of  June 30, 2026 and  December 31, 2025, respectively. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$13,275	$—	$(41)	$—	$13,234
Mortgage backed securities
Residential agency	485,442	94	(5,883)	—	479,653
Asset backed securities	14	—	—	—	14
Corporate bonds	42,984	39	(1,733)	—	41,290
Total available-for-sale investment securities	541,715	133	(7,657)	—	534,191
Held-to-maturity
Obligations of state and political agencies	106,571	1	(6,676)	68	99,896
Mortgage backed securities
Residential agency	136,060	—	(20,722)	47	115,338
Total held-to-maturity investment securities	242,631	1	(27,398)	115	215,234
Total investment securities	$784,346	$134	$(35,055)	$115	$749,425

	December 31, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$406	$—	$(1)	—	$405
Mortgage backed securities
Residential agency	476,334	988	(576)	—	476,746
Asset backed securities	15	—	—	—	15
Corporate bonds	39,982	—	(3,053)	—	36,929
Total available-for-sale investment securities	516,737	988	(3,630)	—	514,095
Held-to-maturity
Obligations of state and political agencies	111,866	1	(6,462)	72	105,405
Mortgage backed securities
Residential agency	142,705	—	(20,101)	51	122,604
Total held-to-maturity investment securities	254,571	1	(26,563)	123	228,009
Total investment securities	$771,308	$989	$(30,193)	$123	$742,104

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2026 represented a credit loss impairment. As of both June 30, 2026 and December 31, 2025, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both June 30, 2026 and December 31, 2025; however, all such bonds had an investment grade rating as of both dates. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. It is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $115 thousand and $123 thousand as of June 30, 2026 and December 31, 2025, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and six months ended June 30, 2026.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of June 30, 2026, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.1 million and $1.1 million, respectively. As of December 31, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.9 million and $1.2 million, respectively.

The Company had no sales of AFS investment securities for the three and six months ended June 30, 2026 and 2025. The Company had calls of AFS investment securities with proceeds of $3.0 million for both the three and six months ended June 30, 2026, and had calls of AFS investment securities with proceeds of $9.0 million and $19.0 million for the three and six months ended June 30, 2025, respectively.

The Company had no sales of HTM investment securities for the three and six months ended June 30, 2026 and 2025.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		June 30, 2026
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	7	$(40)	$12,852	$(1)	$334	$(41)	$13,186
Mortgage backed securities
Residential agency	55	(5,858)	439,937	(25)	1,540	(5,883)	441,477
Asset backed securities	3	—	12	—	1	—	13
Corporate bonds	6	—	—	(1,733)	34,767	(1,733)	34,767
Total available-for-sale investment securities	71	$(5,898)	$452,801	$(1,759)	$36,642	$(7,657)	$489,443

		December 31, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$(1)	$198	$—	$199	$(1)	$397
Mortgage backed securities
Residential agency	39	(541)	317,084	(35)	4,908	(576)	321,992
Asset backed securities	1	—	—	—	1	—	1
Corporate bonds	8	(4)	478	(3,049)	36,452	(3,053)	36,930
Total available-for-sale investment securities	50	$(546)	$317,760	$(3,084)	$41,560	$(3,630)	$359,320

As of June 30, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended June 30, 2026 and 2025.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of June 30, 2026, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$13,675	$13,569	$—	$—
Due after one year through five years	58,952	55,527	2,647	2,573
Due after five years through ten years	28,741	26,133	39,070	37,416
Due after 10 years	5,203	4,667	14,556	14,549
	106,571	99,896	56,273	54,538
Mortgage-backed securities
Residential agency	136,060	115,338	485,442	479,653
Total investment securities	$242,631	$215,234	$541,715	$534,191

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $330.0 million and $115.1 million were pledged as of June 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Federal Reserve	$8,631	$8,631
FHLB	19,604	17,968

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2026, the conversion ratio was 1.5445. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,694 Class A equivalents) that the Company owned as of June 30, 2026 and December 31, 2025, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$759,959	$736,833
Commercial real estate − Owner occupied	622,241	427,260
Total commercial and business lending	1,382,200	1,164,093
Investor commercial real estate
Construction, land and development	79,850	246,238
Multifamily	361,875	383,505
Non-owner occupied	893,367	875,862
Total investor commercial real estate	1,335,092	1,505,605
Agricultural
Land	54,202	64,799
Production	53,367	62,500
Total agricultural	107,569	127,299
Total commercial	2,824,861	2,796,997
Consumer
Residential real estate
First lien	828,936	874,737
Construction	31,202	33,703
HELOC	273,124	260,883
Junior lien	31,941	36,844
Total residential real estate	1,165,203	1,206,167
Other consumer	44,180	44,858
Total consumer	1,209,383	1,251,025
Total loans	$4,034,244	$4,048,022

Total loans included net deferred loan (costs) fees of ($0.1) million and $0.1 million at June 30, 2026 and December 31, 2025, respectively. Unearned discounts associated with bank acquisitions totaled $36.9 million and $43.7 million as of June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $16.4 million at June 30, 2026 and $18.1 million at December 31, 2025.

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

●	The ACL Governance Committee and Bank Board of Directors have approval authority and oversight responsibility for the ACL adequacy and methodology.

Loans with a carrying value of $2.5 billion as of June 30, 2026 and $2.6 billion as of December 31, 2025, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$11,628	$162	$(2,188)	$875	$10,477
Commercial real estate − Owner occupied	3,604	2,272	—	11	5,887
Total commercial and business lending	15,232	2,434	(2,188)	886	16,364
Investor commercial real estate
Construction, land and development	6,741	(3,763)	—	—	2,978
Multifamily	3,699	720	(500)	—	3,919
Non-owner occupied	10,929	(349)	—	—	10,580
Total investor commercial real estate	21,369	(3,392)	(500)	—	17,477
Agricultural
Land	852	31	—	—	883
Production	518	100	(50)	—	568
Total agricultural	1,370	131	(50)	—	1,451
Total commercial	37,971	(827)	(2,738)	886	35,292
Consumer
Residential real estate
First lien	9,122	244	—	—	9,366
Construction	297	69	—	—	366
HELOC	2,130	202	—	—	2,332
Junior lien	407	708	(719)	1	397
Total residential real estate	11,956	1,223	(719)	1	12,461
Other consumer	578	35	(33)	28	608
Total consumer	12,534	1,258	(752)	29	13,069
Total	$50,505	$431	$(3,490)	$915	$48,361

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $67 thousand related to off-balance sheet credit exposure and ($3) thousand related to HTM investment securities.

	Six months ended June 30, 2026
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$16,216	$1,954	$(8,753)	$1,060	$10,477
Commercial real estate − Owner occupied	3,097	2,768	—	22	5,887
Total commercial and business lending	19,313	4,722	(8,753)	1,082	16,364
Investor commercial real estate
Construction, land and development	13,210	(10,232)	—	—	2,978
Multifamily	4,380	595	(1,056)	—	3,919
Non-owner occupied	11,006	(426)	—	—	10,580
Total investor commercial real estate	28,596	(10,063)	(1,056)	—	17,477
Agricultural
Land	959	(76)	—	—	883
Production	623	(199)	(50)	194	568
Total agricultural	1,582	(275)	(50)	194	1,451
Total commercial	49,491	(5,616)	(9,859)	1,276	35,292
Consumer
Residential real estate
First lien	9,358	8	—	—	9,366
Construction	274	92	—	—	366
HELOC	1,787	545	—	—	2,332
Junior lien	395	932	(931)	1	397
Total residential real estate	11,814	1,577	(931)	1	12,461
Other consumer	610	85	(146)	59	608
Total consumer	12,424	1,662	(1,077)	60	13,069
Total	$61,915	$(3,954)	$(10,936)	$1,336	$48,361

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($0.4) million related to off-balance sheet credit exposure and ($8) thousand related to HTM investment securities.

	Three months ended June 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$7,960	$317	$(79)	$128	$8,326
Commercial real estate − Owner occupied	3,512	301	(6)	11	3,818
Total commercial and business lending	11,472	618	(85)	139	12,144
Investor commercial real estate
Construction, land and development	18,369	160	—	—	18,529
Multifamily	4,749	127	—	—	4,876
Non-owner occupied	16,342	(22)	(3,401)	—	12,919
Total investor commercial real estate	39,460	265	(3,401)	—	36,324
Agricultural
Land	603	12	—	—	615
Production	913	94	(384)	—	623
Total agricultural	1,516	106	(384)	—	1,238
Total commercial	52,448	989	(3,870)	139	49,706
Consumer
Residential real estate
First lien	7,042	17	—	—	7,059
Construction	467	(51)	—	—	416
HELOC	1,180	188	(10)	—	1,358
Junior lien	439	(63)	—	—	376
Total residential real estate	9,128	91	(10)	—	9,209
Other consumer	353	36	(38)	12	363
Total consumer	9,481	127	(48)	12	9,572
Total	$61,929	$1,116	$(3,918)	$151	$59,278

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.2) million related to off-balance sheet credit exposure, ($2) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Six months ended June 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$8,170	$6	$(248)	$398	$8,326
Commercial real estate − Owner occupied	3,226	576	(6)	22	3,818
Total commercial and business lending	11,396	582	(254)	420	12,144
Investor commercial real estate
Construction, land and development	16,277	2,252	—	—	18,529
Multifamily	4,716	160	—	—	4,876
Non-owner occupied	16,513	(193)	(3,401)	—	12,919
Total investor commercial real estate	37,506	2,219	(3,401)	—	36,324
Agricultural
Land	597	18	—	—	615
Production	631	364	(384)	12	623
Total agricultural	1,228	382	(384)	12	1,238
Total commercial	50,130	3,183	(4,039)	432	49,706
Consumer
Residential real estate
First lien	6,921	192	(54)	—	7,059
Construction	357	59	—	—	416
HELOC	1,339	279	(260)	—	1,358
Junior lien	742	(66)	(300)	—	376
Total residential real estate	9,359	464	(614)	—	9,209
Other consumer	440	(124)	(77)	124	363
Total consumer	9,799	340	(691)	124	9,572
Total	$59,929	$3,523	$(4,730)	$556	$59,278

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($2.7) million related to off-balance sheet credit exposure, ($4) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

The ACL on loans at June 30, 2026 was $48.4 million, a decrease of $13.6 million, or 21.9%, from December 31, 2025. The decrease was primarily due to a decrease in nonperforming loans.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of June 30, 2026.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2026 and December 31, 2025:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of June 30, 2026	2026 YTD	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$136,672	$214,306	$91,015	$54,282	$32,209	$57,764	$150,141	$736,389
Special mention	—	2,350	8	19	150	88	—	2,615
Substandard	—	361	685	13,435	809	2,228	1,813	19,331
Doubtful	—	—	1,468	156	—	—	—	1,624
Subtotal	$136,672	$217,017	$93,176	$67,892	$33,168	$60,080	$151,954	$759,959
Gross charge-offs	$—	$341	$1,544	$255	$—	$48	$—	$2,188
CRE − Owner occupied
Pass	$88,390	$49,713	$137,780	$107,700	$67,322	$153,589	$2,646	$607,140
Special mention	—	1,268	448	—	—	1,517	—	3,233
Substandard	—	—	—	1,397	3,696	6,775	—	11,868
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$88,390	$50,981	$138,228	$109,097	$71,018	$161,881	$2,646	$622,241
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Construction, land and development
Pass	$5,152	$28,109	$32,577	$2,730	$1,201	$930	$9,151	$79,850
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5,152	$28,109	$32,577	$2,730	$1,201	$930	$9,151	$79,850
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$7,299	$6,278	$48,690	$97,640	$105,291	$77,617	$—	$342,815
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,855	—	—	13,205	—	19,060
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$7,299	$6,278	$54,545	$97,640	$105,291	$90,822	$—	$361,875
Gross charge-offs	$—	$—	$—	$500	$—	$—	$—	$500
CRE − Non-owner occupied
Pass	$63,652	$103,969	$240,271	$101,347	$157,824	$214,401	$773	$882,237
Special mention	—	—	—	—	—	1,015	—	1,015
Substandard	—	—	300	4,477	—	5,338	—	10,115
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$63,652	$103,969	$240,571	$105,824	$157,824	$220,754	$773	$893,367
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$209	$2,905	$7,670	$6,442	$15,203	$15,146	$—	$47,575
Special mention	5,026	—	—	—	—	—	—	5,026
Substandard	720	229	—	—	448	204	—	1,601
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5,955	$3,134	$7,670	$6,442	$15,651	$15,350	$—	$54,202
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$5,995	$2,313	$4,376	$3,453	$2,496	$585	$29,381	$48,599
Special mention	—	447	136	648	—	—	2,826	4,057
Substandard	—	29	—	—	—	—	682	711
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$5,995	$2,789	$4,512	$4,101	$2,496	$585	$32,889	$53,367
Gross charge-offs	$—	$—	$—	$50	$—	$—	$—	$50
Residential real estate − First lien
Performing	$21,757	$51,267	$34,377	$106,512	$191,512	$421,174	$—	$826,599
Nonperforming	—	—	401	—	—	1,936	—	2,337
Subtotal	$21,757	$51,267	$34,778	$106,512	$191,512	$423,110	$—	$828,936
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$5,855	$19,541	$5,806	$—	$—	$—	$—	$31,202
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$5,855	$19,541	$5,806	$—	$—	$—	$—	$31,202
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$323	$723	$2,049	$3,973	$4,248	$7,216	$254,004	$272,536
Nonperforming	—	—	—	25	236	327	—	588
Subtotal	$323	$723	$2,049	$3,998	$4,484	$7,543	$254,004	$273,124
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Junior lien
Performing	$2,358	$4,176	$3,904	$6,928	$6,049	$8,130	$324	$31,869
Nonperforming	—	—	—	—	—	72	—	72
Subtotal	$2,358	$4,176	$3,904	$6,928	$6,049	$8,202	$324	$31,941
Gross charge-offs for the year ended	$—	$—	$565	$—	$—	$154	$—	$719
Other consumer
Performing	$1,530	$4,848	$1,726	$1,884	$2,384	$2,851	$28,683	$43,906
Nonperforming	—	—	274	—	—	—	—	274
Subtotal	$1,530	$4,848	$2,000	$1,884	$2,384	$2,851	$28,683	$44,180
Gross charge-offs	$—	$5	$—	$4	$—	$24	$—	$33
Total loans	$344,938	$492,832	$619,816	$513,048	$591,078	$992,108	$480,424	$4,034,244
Gross charge-offs	$—	$346	$2,109	$809	$—	$226	$—	$3,490

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$242,893	$131,308	$67,934	$43,513	$21,143	$51,586	$145,133	$703,510
Special mention	316	10	560	—	—	28	—	914
Substandard	35	26	2,701	2,970	1,072	6,459	7,115	20,378
Doubtful	1,218	8,638	1,763	298	114	—	—	12,031
Subtotal	$244,462	$139,982	$72,958	$46,781	$22,329	$58,073	$152,248	$736,833
Gross charge-offs	$—	$407	$152	$10	$5	$342	$—	$916
CRE − Owner occupied
Pass	$42,468	$86,030	$55,069	$61,790	$39,654	$126,951	$1,240	$413,202
Special mention	—	449	—	—	—	1,465	769	2,683
Substandard	—	—	1,402	2,867	2,342	4,764	—	11,375
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$42,468	$86,479	$56,471	$64,657	$41,996	$133,180	$2,009	$427,260
Gross charge-offs	$—	$—	$6	$—	$—	$—	$—	$6
CRE − Construction, land and development
Pass	$26,108	$148,261	$18,056	$9,738	$650	$995	$8,229	$212,037
Special mention	—	—	—	178	—	—	—	178
Substandard	—	11,178	—	22,685	—	160	—	34,023
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$26,108	$159,439	$18,056	$32,601	$650	$1,155	$8,229	$246,238
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$6,338	$26,236	$115,983	$115,403	$30,191	$60,813	$—	$354,964
Special mention	—	—	—	—	831	—	—	831
Substandard	—	5,751	3,972	—	—	17,987	—	27,710
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,338	$31,987	$119,955	$115,403	$31,022	$78,800	$—	$383,505
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$102,426	$196,932	$134,443	$169,100	$86,273	$168,082	$1,015	$858,271
Special mention	—	—	—	—	—	1,040	—	1,040
Substandard	—	—	5,344	7,489	2,729	989	—	16,551
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,426	$196,932	$139,787	$176,589	$89,002	$170,111	$1,015	$875,862
Gross charge-offs	$—	$—	$—	$632	$775	$1,994	$—	$3,401
Agricultural − Land
Pass	$8,201	$8,285	$8,410	$12,363	$5,202	$12,221	$2,464	$57,146
Special mention	233	—	—	3,315	—	—	—	3,548
Substandard	—	—	303	3,583	—	219	—	4,105
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,434	$8,285	$8,713	$19,261	$5,202	$12,440	$2,464	$64,799
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$4,778	$6,219	$4,652	$3,154	$370	$720	$38,945	$58,838
Special mention	—	48	112	—	—	—	213	373
Substandard	—	21	553	1,237	29	342	1,107	3,289
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,778	$6,288	$5,317	$4,391	$399	$1,062	$40,265	$62,500
Gross charge-offs	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$53,688	$37,893	$122,651	$210,228	$234,461	$213,214	$—	$872,135
Nonperforming	—	—	499	—	642	1,461	—	2,602
Subtotal	$53,688	$37,893	$123,150	$210,228	$235,103	$214,675	$—	$874,737
Gross charge-offs	$—	$—	$—	$—	$7	$48	$—	$55
Residential real estate − Construction
Performing	$18,097	$10,459	$—	$—	$467	$—	$—	$29,023
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$18,097	$10,459	$—	$4,680	$467	$—	$—	$33,703
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$757	$2,121	$3,716	$5,252	$975	$5,649	$242,285	$260,755
Nonperforming	—	—	25	50	—	53	—	128
Subtotal	$757	$2,121	$3,741	$5,302	$975	$5,702	$242,285	$260,883
Gross charge-offs	$—	$100	$10	$438	$—	$—	$—	$548
Residential real estate − Junior lien
Performing	$4,753	$4,995	$8,609	$7,090	$3,977	$4,995	$50	$34,469
Nonperforming	—	1,775	—	—	—	600	—	2,375
Subtotal	$4,753	$6,770	$8,609	$7,090	$3,977	$5,595	$50	$36,844
Gross charge-offs	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$5,330	$2,318	$3,016	$3,056	$157	$3,651	$26,982	$44,510
Nonperforming	—	319	—	—	—	29	—	348
Subtotal	$5,330	$2,637	$3,016	$3,056	$157	$3,680	$26,982	$44,858
Gross charge-offs	$—	$16	$31	$22	$—	$69	$—	$138
Total loans	$517,639	$689,272	$559,773	$690,039	$431,279	$684,473	$475,547	$4,048,022
Gross charge-offs	$—	$523	$199	$1,786	$787	$2,453	$—	$5,748

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$755,441	$1,505	$51	$—	$2,962	$759,959
Commercial real estate − Owner occupied	622,105	—	—	—	136	622,241
Total commercial and business lending	1,377,546	1,505	51	—	3,098	1,382,200
Investor commercial real estate
Construction, land and development	79,850	—	—	—	—	79,850
Multifamily	357,425	3,578	—	—	872	361,875
Non-owner occupied	893,216	—	—	—	151	893,367
Total investor commercial real estate	1,330,491	3,578	—	—	1,023	1,335,092
Agricultural
Land	53,824	229	—	—	149	54,202
Production	53,107	65	195	—	—	53,367
Total agricultural	106,931	294	195	—	149	107,569
Total commercial	2,814,968	5,377	246	—	4,270	2,824,861
Consumer
Residential real estate
First lien	826,107	298	194	436	1,901	828,936
Construction	31,202	—	—	—	—	31,202
HELOC	272,088	440	8	—	588	273,124
Junior lien	31,778	78	13	—	72	31,941
Total residential real estate	1,161,175	816	215	436	2,561	1,165,203
Other consumer	43,789	107	10	—	274	44,180
Total consumer	1,204,964	923	225	436	2,835	1,209,383
Total	$4,019,932	$6,300	$471	$436	$7,105	$4,034,244

	December 31, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$723,436	$689	$—	$—	$12,708	$736,833
Commercial real estate − Owner occupied	426,803	—	314	—	143	427,260
Total commercial and business lending	1,150,239	689	314	—	12,851	1,164,093
Investor commercial real estate
Construction, land and development	212,515	—	—	—	33,723	246,238
Multifamily	373,308	—	—	—	10,197	383,505
Non-owner occupied	874,042	163	—	—	1,657	875,862
Total investor commercial real estate	1,459,865	163	—	—	45,577	1,505,605
Agricultural
Land	63,961	674	—	—	164	64,799
Production	62,105	53	—	—	342	62,500
Total agricultural	126,066	727	—	—	506	127,299
Total commercial	2,736,170	1,579	314	—	58,934	2,796,997
Consumer
Residential real estate
First lien	869,291	2,051	794	—	2,601	874,737
Construction	29,023	—	—	—	4,680	33,703
HELOC	260,467	287	—	—	129	260,883
Junior lien	34,362	107	—	—	2,375	36,844
Total residential real estate	1,193,143	2,445	794	—	9,785	1,206,167
Other consumer	44,471	37	4	—	346	44,858
Total consumer	1,237,614	2,482	798	—	10,131	1,251,025
Total	$3,973,784	$4,061	$1,112	$—	$69,065	$4,048,022

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$401	$2,962	$—
Commercial real estate − Owner occupied	82	136	—
Total commercial and business lending	483	3,098	—
Investor commercial real estate
Construction, land and development	—	—	—
Multifamily	203	872	—
Non-owner occupied	151	151	—
Total investor commercial real estate	354	1,023	—
Agricultural
Land	149	149	—
Production	—	—	—
Total agricultural	149	149	—
Total commercial	986	4,270	—
Consumer
Residential real estate
First lien	1,799	1,901	436
Construction	—	—	—
HELOC	391	588	—
Junior lien	—	72	—
Total residential real estate	2,190	2,561	436
Other consumer	—	274	—
Total consumer	2,190	2,835	436
Total	$3,176	$7,105	$436

	December 31, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$—	$12,708	$—
Commercial real estate − Owner occupied	89	143	—
Total commercial and business lending	89	12,851	—
Investor commercial real estate
Construction, land and development	26,475	33,723	—
Multifamily	4,733	10,197	—
Non-owner occupied	1,657	1,657	—
Total investor commercial real estate	32,865	45,577	—
Agricultural
Land	164	164	—
Production	—	342	—
Total agricultural	164	506	—
Total commercial	33,118	58,934	—
Consumer
Residential real estate
First lien	2,298	2,601	—
Construction	4,680	4,680	—
HELOC	—	129	—
Junior lien	2,305	2,375	—
Total residential real estate	9,283	9,785	—
Other consumer	—	346	—
Total consumer	9,283	10,131	—
Total	$42,401	$69,065	$—

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended June 30, 2026 and 2025, is estimated to have been $0.4 million and $1.1 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended June 30, 2026 or 2025. At June 30, 2026 and December 31, 2025, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $16.4 million and $18.1 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$—	$1,624	$1,284	$2,908	$1,890
Commercial real estate − Owner occupied	136	—	—	136	4
Total commercial and business lending	136	1,624	1,284	3,044	1,894
Investor commercial real estate
Construction, land and development	—	—	—	—	—
Multifamily	872	—	—	872	4
Non-owner occupied	151	—	—	151	—
Total investor commercial real estate	1,023	—	—	1,023	4
Agricultural
Land	149	—	—	149	—
Production	—	—	—	—	—
Total agricultural	149	—	—	149	—
Total commercial	1,308	1,624	1,284	4,216	1,898
Consumer
Residential real estate
First lien	1,848	—	—	1,848	15
Construction	—	—	—	—	—
HELOC	391	—	—	391	—
Junior lien	—	—	—	—	—
Total residential real estate	2,239	—	—	2,239	15
Other consumer	—	—	274	274	274
Total consumer	2,239	—	274	2,513	289
Total	$3,547	$1,624	$1,558	$6,729	$2,187

	As of December 31, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$651	$—	$—	$651	$43
Commercial real estate − Owner occupied	142	—	—	142	4
Total commercial and business lending	793	—	—	793	47
Investor commercial real estate
Construction, land and development	33,723	—	—	33,723	5,635
Multifamily	10,197	—	—	10,197	865
Non-owner occupied	1,657	—	—	1,657	—
Total investor commercial real estate	45,577	—	—	45,577	6,500
Agricultural
Land	164	—	—	164	—
Production	—	—	342	342	42
Total agricultural	164	—	342	506	42
Total commercial	46,534	—	342	46,876	6,589
Consumer
Residential real estate
First lien	2,528	—	—	2,528	229
Construction	4,680	—	—	4,680	—
HELOC	—	—	—	—	—
Junior lien	2,304	—	—	2,304	—
Total residential real estate	9,512	—	—	9,512	229
Other consumer	—	—	319	319	319
Total consumer	9,512	—	319	9,831	548
Total	$56,046	$—	$661	$56,707	$7,137

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

The following table presents the amortized cost basis of loans as of  June 30, 2026, by class of type of modification, that were experiencing financial difficulty during the three and six months ended June 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of  June 30, 2026 is also presented below.

Three months ended June 30, 2026
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Commercial and industrial	$—	$—	$—	$796	$—	$—	0.1%

Six months ended June 30, 2026
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Commercial and industrial	$—	$—	$—	$796	$—	$—	0.1%

The following table presents the amortized cost basis of loans as of June 30, 2025, by class of type of modification, that were experiencing financial difficulty during the three and six months ended June 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of  June 30, 2025 is also presented below.

Three months ended June 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	—	—	—	1,457	—	—	2.2%

Six months ended June 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,457	$—	$—	2.2%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three months ended June 30, 2026 and 2025, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Land (1)	$6,425	$6,425
Buildings and improvements (1)	41,613	39,979
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	41,699	42,933
	92,394	91,994
Less accumulated depreciation	(48,453)	(48,741)
Total	$43,941	$43,253

(1)	Excludes assets held for sale.

Depreciation expense was $1.4 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $2.7 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At  June 30, 2026, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value. Total assets associated with this location held for sale by the Company at  June 30, 2026 were $0.4 million and were included in other assets on the Company’s consolidated balance sheet and not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of June 30, 2026.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(22,961)	$4,543	$27,504	$(22,456)	$5,048
Core deposit intangible assets	41,092	(16,213)	24,879	41,092	(12,769)	28,323
Total intangible assets	$68,596	$(39,174)	$29,422	$68,596	$(35,225)	$33,371

Amortization of total intangible assets was $2.0 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of total intangible assets was $3.9 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $623.4 million and $660.7 million as of June 30, 2026 and December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2023.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$6,615	$7,351	$6,383	$7,918
Additions from loans sold with servicing rights retained	44	47	56	101
Change in fair value	363	(214)	583	(835)
Balance at end of period	$7,022	$7,184	$7,022	$7,184

The following is a summary of key data and assumptions used in the valuation of servicing rights as of June 30, 2026 and December 31, 2025. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	June 30,	December 31,
(dollars in thousands)	2026	2025
Fair value of servicing rights	$7,022	$6,383
Weighted-average remaining term, years	21.1	21.5
Prepayment speeds	9.7%	14.4%
Discount rate	10.3%	10.0%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of June 30, 2026 and December 31, 2025:

		June 30,	December 31,
(dollars in thousands)		2026	2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$32,105	$28,761
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$42,752	$36,282

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

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term, years
Operating leases	15.8	16.9
Weighted-average discount rate
Operating leases	5.0%	5.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Lease costs
Operating lease cost	$875	$621	$1,575	$1,240
Variable lease cost	306	184	497	126
Short-term lease cost	36	44	147	334
Sublease income	(19)	(80)	(36)	(121)
Net lease cost	$1,198	$769	$2,183	$1,579
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$875	$599	$1,574	$1,197
Right-of-use assets obtained in exchange for new operating lease liabilities	543	44	5,282	66

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of June 30, 2026 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
June 30, 2027	$3,813
June 30, 2028	3,748
June 30, 2029	3,968
June 30, 2030	4,014
June 30, 2031	4,119
Thereafter	46,439
Total future minimum lease payments	$66,101
Amounts representing interest	(23,349)
Total operating lease liabilities	$42,752

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Noninterest-bearing	$759,640	$807,896
Interest-bearing
Interest-bearing demand	1,429,951	1,296,315
Savings accounts	173,255	173,759
Money market savings	1,252,823	1,337,491
Time deposits	576,228	576,542
Total interest-bearing	3,432,257	3,384,107
Total deposits	$4,191,897	$4,192,003

Certificates of deposit in excess of $250,000 totaled $194.0 million and $190.5 million at June 30, 2026 and December 31, 2025, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Fed funds purchased	$—	$58,800
FHLB short-term advances	345,000	250,000
Total	$345,000	$308,800

NOTE 11 Long‑Term Debt

Long‑term debt as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed for first 5 years, then repriced at the FHLB rate + 3.00%	6.75%	3/30/2036	3/30/2031
Junior subordinated debenture (Trust I)	4,124	3,696	Three-month CME SOFR + 0.26% + 3.10%	7.11%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,543	Three-month CME SOFR + 0.26% + 1.80%	5.73%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,239

	December 31, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,673	Three-month CME SOFR + 0.26% + 3.10%	7.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,509	Three-month CME SOFR + 0.26% + 1.80%	5.78%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,182

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of June 30, 2026 and December 31, 2025, respectively, was as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,033,270	$1,038,347
Standby letters of credit	14,513	14,393
Total	$1,047,782	$1,052,740

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  June 30, 2026 and December 31, 2025, the ACL on unfunded commitments was $3.5 million and $3.9 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the six months ended June 30, 2026 and 2025, the provision (recovery) for credit losses on unfunded commitments was ($0.4) million and ($2.7) million, respectively.

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

The Company utilizes standby letters of credit issued by either the FHLB or the Bank of North Dakota to secure public unit deposits. The Company had letters of credit outstanding with the FHLB in the amount of $17.5 million as of June 30, 2026 and $33.6 million as of  December 31, 2025. With the Bank of North Dakota, the Company had no letters of credit outstanding as of  June 30, 2026 and $126.0 million of letters of credit outstanding as of  December 31, 2025. Letters of credit with the Bank of North Dakota were collateralized by loans pledged to the Bank of North Dakota in the amount of $511.4 million and $549.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of June 30, 2026, 466,502 shares of common stock were still available for issuance under the plan.

The compensation expense relating to awards under this plan was $0.9 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The compensation expense relating to awards under this plan was $1.7 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the activity in the stock plan for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026		2025
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	296,468	$20.61	289,549	$21.94
Granted	105,955	25.59	119,012	20.11
Vested	(79,615)	20.68	(52,669)	23.13
Forfeited or cancelled	(9,631)	20.36	(20,516)	28.07
Outstanding at end of period	313,177	$22.29	335,376	$20.73

As of June 30, 2026, there was $4.4 million of unrecognized compensation expense related to non-vested awards granted under the plan. The expense is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026		2025
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$5,729	21.0%	$5,535	21.0%
Tax effect of:
Tax exempt income	(669)	(2.5)%	(498)	(1.9)%
State income taxes, net of federal benefits	1,283	4.7%	1,392	5.3%
Nondeductible items and other	71	0.3%	(325)	(1.2)%
Applicable income taxes	$6,414	23.5%	$6,104	23.2%

	Six months ended June 30,
	2026		2025
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$12,081	21.0%	$9,222	21.0%
Tax effect of:
Tax exempt income	(1,194)	(2.1)%	(955)	(2.2)%
State income taxes, net of federal benefits	2,594	4.5%	2,185	5.0%
Nondeductible items and other	212	0.4%	(103)	(0.2)%
Applicable income taxes	$13,693	23.8%	$10,349	23.6%

It is the opinion of management that, as of June 30, 2026, the Company had no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of June 30, 2026 and December 31, 2025:

		June 30, 2026		December 31, 2025
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$32,906	$12,272	$22,906	$5,082

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$588	$(736)	$455	$(673)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Six months ended June 30,
	2026		2025
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,164	$(1,489)	$914	$(1,025)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended June 30, 2026
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$48,753	$—	$—	$(1,041)	$47,712
Provision for credit losses	495	—	—	—	495
Noninterest income (loss)	7,039	17,347	7,705	854	32,945
Noninterest expense
Compensation	12,546	7,881	3,746	1,982	26,155
Employee taxes and benefits	3,159	2,214	638	744	6,755
Business services, software and technology expense	2,679	1,577	1,051	133	5,440
Merger and acquisition expense	—	—	—	6	6
Other noninterest expense	9,873	3,405	939	310	14,527
Total noninterest expense	28,257	15,077	6,374	3,175	52,883
Net income (loss) before taxes	$27,040	$2,270	$1,331	$(3,362)	$27,279
Total assets	$5,182,014	$31,467	$6,477	$68,760	$5,288,718

	As of and for the six months ended June 30, 2026
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$94,298	$—	$—	$(1,675)	$92,623
Provision for credit losses	(4,388)	—	—	—	(4,388)
Noninterest income (loss)	13,387	34,754	14,942	709	63,792
Noninterest expense
Compensation	24,257	15,597	6,777	3,611	50,242
Employee taxes and benefits	6,286	4,352	1,384	1,373	13,395
Business services, software and technology expense	5,416	3,444	2,148	271	11,279
Merger and acquisition expense	—	—	—	(28)	(28)
Other noninterest expense	19,691	6,293	1,792	610	28,386
Total noninterest expense	55,650	29,686	12,101	5,837	103,274
Net income (loss) before taxes	$56,423	$5,068	$2,841	$(6,803)	$57,529
Total assets	$5,182,014	$31,467	$6,477	$68,760	$5,288,718

	As of and for the three months ended June 30, 2025
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$43,684	$—	$—	$(652)	$43,032
Provision for credit losses	—	—	—	—	—
Noninterest income	8,436	16,024	7,363	(60)	31,763
Noninterest expense
Compensation	12,278	7,064	3,383	1,618	24,343
Employee taxes and benefits	3,289	2,015	721	608	6,633
Business services, software and technology expense	3,084	1,930	686	168	5,868
Merger and acquisition expense	—	—	—	11	11
Other noninterest expense	8,797	2,157	342	287	11,583
Total noninterest expense	27,448	13,166	5,132	2,692	48,438
Net income (loss) before taxes	$24,672	$2,858	$2,231	$(3,404)	$26,357
Total assets	$5,244,506	$30,817	$6,055	$42,444	$5,323,822

	As of and for the six months ended June 30, 2025
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$85,491	$—	$—	$(1,302)	$84,189
Provision for credit losses	863	—	—	—	863
Noninterest income	13,083	32,130	14,267	(85)	59,395
Noninterest expense
Compensation	23,914	14,280	6,435	2,675	47,304
Employee taxes and benefits	7,169	4,326	1,462	1,439	14,396
Business services, software and technology expense	6,048	3,924	1,304	344	11,620
Merger and acquisition expense	—	—	—	297	297
Other noninterest expense	19,528	4,253	768	639	25,188
Total noninterest expense	56,659	26,783	9,969	5,394	98,805
Net income (loss) before taxes	$41,052	$5,347	$4,298	$(6,781)	$43,916
Total assets	$5,244,506	$30,817	$6,055	$42,444	$5,323,822

NOTE 17 Earnings Per Share

The calculations of basic and diluted earnings per share using the two-class method for the three and six months ended June 30, 2026 and 2025 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Net income	$20,865	$20,253	$43,836	$33,567
Dividends and undistributed earnings allocated to participating securities	191	205	400	298
Net income available to common stockholders	$20,674	$20,048	$43,436	$33,269
Weighted-average common shares outstanding for basic earnings per share	25,081	25,368	25,230	25,363
Dilutive effect of stock-based awards	314	346	307	320
Weighted-average common shares outstanding for diluted earnings per share	25,395	25,714	25,537	25,683
Earnings per common share:
Basic earnings per common share	$0.82	$0.79	$1.72	$1.31
Diluted earnings per common share	$0.81	$0.78	$1.70	$1.30

There were no antidilutive shares for the three and six months ended June 30, 2026 and 2025.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of June 30, 2026, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and six months ended June 30, 2026. As of June 30, 2026, the maximum length of time over which forecasted transactions are hedged was 38 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2026 and December 31, 2025:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
June 30, 2026
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	200,000	1,046	—	—
Total derivatives designated as hedging instruments	$200,000	$1,046	$—	$—
Not designated as hedging instruments:
Interest rate swaps (1)	$565,464	$6,933	$581,464	$7,131
Interest rate lock commitments	37,966	421	—	—
Forward loan sales commitments	5,073	62	—	—
To-be-announced mortgage backed securities	—	—	49,500	23
Total asset derivatives not designated as hedging instruments	$608,503	$7,416	$630,964	$7,154
December 31, 2025
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	—	—	200,000	19
Total derivatives designated as hedging instruments	$—	$—	$200,000	$19
Not designated as hedging instruments:
Interest rate swaps (3)	$490,341	$10,454	$507,341	$10,603
Interest rate lock commitments	17,985	256	—	—
Forward loan sales commitments	12,082	248	—	—
To-be-announced mortgage backed securities	—	—	30,500	60
Total asset derivatives not designated as hedging instruments	$520,408	$10,958	$537,841	$10,663

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended June 30, 2026
Cash flow hedges:
Interest rate swaps	$278	$—

For the three months ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$(147)	$—

For the six months ended June 30, 2026
Cash flow hedges:
Interest rate swaps	$1,065	$—

For the six months ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$(609)	$(22)

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended June 30, 2026
Total amounts in the Consolidated Statements of Income	$62,214	$7,258	$2,935
Fair value hedges:
Interest rate swaps	—	(1)	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the three months ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$63,853	$5,310	$3,982
Fair value hedges:
Interest rate swaps	—	143	—
Cash flow hedges:
Interest rate swaps	—	—	—

For the six months ended June 30, 2026
Total amounts in the Consolidated Statements of Income	$120,835	$14,363	$5,292
Fair value hedges:
Interest rate swaps	—	(11)	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the six months ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$125,348	$11,017	$6,821
Fair value hedges:
Interest rate swaps	—	291	—
Cash flow hedges:
Interest rate swaps	—	—	(22)

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and six months ended June 30, 2026 and 2025 was as follows:

(dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2026	2025	2026	2025
Interest rate swaps	Other noninterest income	$—	$—	$—	$—
Interest rate swaps	Mortgage banking	(96)	191	(50)	378
Interest rate lock commitments	Mortgage banking	288	275	237	597
Forward loan sales commitments	Mortgage banking	(28)	(190)	(186)	(197)
To-be-announced mortgage backed securities	Mortgage banking	(280)	(54)	186	(340)
Total gain (loss) from derivatives not designated as hedging instruments		$(116)	$222	$187	$438

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at either  June 30, 2026 or  December 31, 2025. If any, the amount of collateral posted with third parties would be deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of June 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $7.1 million and $10.6 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and did not have any posted cash collateral. If the Company had breached any of these provisions at June 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $7.1 million and $10.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
June 30, 2026
Derivative assets:
Interest rate swaps − Company (1)	$1,046	$—	$1,046	$(1,032)	$14
Interest rate swaps − dealer bank (1)	3,594	—	3,594	352	3,946
Interest rate swaps − customer (2)	3,339	—	3,339	—	3,339
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$7,979	$—	$7,979	$(680)	$7,299
Derivative liabilities:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	3,395	—	3,395	490	2,905
Interest rate swaps − customer (2)	3,736	—	3,736	—	3,736
To-be-announced mortgage backed securities	23	—	23	—	23
Total	$7,154	$—	$7,154	$490	$6,664

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at June 30, 2026 and December 31, 2025, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025:

	June 30, 2026
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$476,882	10.81%	$198,440	4.50%	N/A	N/A
Bank	474,133	10.92%	195,472	4.50%	282,348	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	486,121	11.02%	264,587	6.00%	N/A	N/A
Bank	474,133	10.92%	260,629	6.00%	347,505	8.00%
Total capital to risk weighted assets
Consolidated (1)	588,055	13.34%	352,782	8.00%	N/A	N/A
Bank	526,067	12.11%	347,505	8.00%	434,381	10.00%
Tier 1 capital to average assets
Consolidated (1)	486,121	9.49%	204,859	4.00%	N/A	N/A
Bank	474,133	9.26%	204,721	4.00%	255,901	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$452,125	10.28%	$198,002	4.50%	N/A	N/A
Bank	448,675	10.41%	194,009	4.50%	280,235	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	461,307	10.48%	264,002	6.00%	N/A	N/A
Bank	448,675	10.41%	258,679	6.00%	344,905	8.00%
Total capital to risk weighted assets
Consolidated (1)	566,443	12.87%	352,003	8.00%	N/A	N/A
Bank	502,714	11.66%	344,905	8.00%	431,131	10.00%
Tier 1 capital to average assets
Consolidated (1)	461,307	8.86%	208,235	4.00%	N/A	N/A
Bank	448,675	8.62%	208,160	4.00%	260,200	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2026, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of June 30, 2026 and December 31, 2025, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	June 30, 2026			June 30, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(1,270)	$330	$(940)	$4,628	$(1,161)	$3,467
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	12	(4)	8	42	(10)	32
Net change	(1,282)	334	(948)	4,586	(1,151)	3,435
Cash Flow Hedges:
Change in fair value	278	(72)	206	(147)	37	(110)
Less: reclassified AOCI gain (loss) into interest expense (2)	—	—	—	—	—	—
Net change	278	(72)	206	(147)	37	(110)
Other Derivatives:
Change in fair value	—	—	—	110	(28)	82
Other comprehensive income (loss)	$(1,004)	$262	$(742)	$4,549	$(1,142)	$3,407

(1)

Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.

(2)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.

	For the six months ended
	June 30, 2026			June 30, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(4,883)	$1,293	$(3,590)	$18,855	$(4,733)	$14,122
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	32	(10)	22	95	(24)	71
Net change	(4,915)	1,303	(3,612)	18,760	(4,709)	14,051
Cash Flow Hedges:
Change in fair value	1,065	(276)	789	(609)	153	(456)
Less: reclassified AOCI gain (loss) into interest expense (2)	—	—	—	(22)	6	(16)
Net change	1,065	(276)	789	(587)	147	(440)
Other Derivatives:
Change in fair value	—	—	—	(123)	31	(92)
Other comprehensive income (loss)	$(3,850)	$1,027	$(2,823)	$18,050	$(4,531)	$13,519

(1)

Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.

(2)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended June 30, 2026
Balance at March 31, 2026	$(4,710)	$554	$(81)	$(4,237)
Other comprehensive income (loss) before reclassifications	(940)	206	—	(734)
Less: Amounts reclassified from AOCI	8	—	—	8
Less: reclassification adjustment for net realized losses	—	—	—	—
Other comprehensive income (loss)	(948)	206	—	(742)
Balance at June 30, 2026	$(5,658)	760	(81)	(4,979)

For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$(63,108)	$(3)	$(143)	$(63,254)
Other comprehensive income (loss) before reclassifications	3,467	(110)	82	3,439
Less: Amounts reclassified from AOCI	32	—	—	32
Other comprehensive income (loss)	3,435	(110)	82	3,407
Balance at June 30, 2025	$(59,673)	(113)	(61)	(59,847)

For the Six Months Ended June 30, 2026
Balance at December 31, 2025	$(2,046)	$(29)	$(81)	$(2,156)
Other comprehensive income (loss) before reclassifications	(3,590)	789	—	(2,801)
Less: Amounts reclassified from AOCI	22	—	—	22
Other comprehensive income (loss)	(3,612)	789	—	(2,823)
Balance at June 30, 2026	$(5,658)	760	(81)	(4,979)

For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	14,122	(456)	(92)	13,574
Less: Amounts reclassified from AOCI	71	(16)	—	55
Other comprehensive income (loss)	14,051	(440)	(92)	13,519
Balance at June 30, 2025	$(59,673)	$(113)	$(61)	$(59,847)

(1)	All amounts net of tax.

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

The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The Program may be suspended or terminated at any time and, even if fully implemented, the Program may not enhance long-term stockholder value. For the six months ended June 30, 2026, the Company repurchased 500,000 shares of common stock under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$501	$—	$—	$501
Available-for-sale
U.S. treasury and government agencies	—	13,234	—	13,234
Mortgage backed securities
Residential agency	—	479,653	—	479,653
Commercial	—	—	—	—
Asset backed securities	—	14	—	14
Corporate bonds	—	41,290	—	41,290
Total available-for-sale investment securities	$—	$534,191	$—	$534,191
Servicing rights (1)	$—	$—	$7,022	$7,022
Other assets
Derivatives	$—	$8,462	$—	$8,462
Other liabilities
Derivatives	$—	$7,154	$—	$7,154

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights (MSR).

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,758	$—	$—	$1,758
Available-for-sale
U.S. treasury and government agencies	—	405	—	405
Mortgage backed securities
Residential agency	—	476,746	—	476,746
Asset backed securities	—	15	—	15
Corporate bonds	—	36,929	—	36,929
Total available-for-sale investment securities	$—	$514,095	$—	$514,095
Servicing rights (1)	$—	$—	$6,383	$6,383
Other assets
Derivatives	$—	$10,958	$—	$10,958
Other liabilities
Derivatives	$—	$10,682	$—	$10,682

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights (MSR).

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

The estimated fair value of certain assets on a nonrecurring basis as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	—	—	1,364	1,364
Foreclosed assets	—	—	9,571	9,571

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$33,484	$33,484
Foreclosed assets	—	—	308	308

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of June 30, 2026 and December 31, 2025, were as follows:

			June 30, 2026
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	1,364	19.0%	19.0%
Foreclosed assets	Appraisal value	Property specific adjustment	9,571	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,022	99 - 332	161
		Discount rate		10.3%	10.3%

			December 31, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	$33,484	10 - 35%	30.7%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	308	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,383	130 - 730	239
		Discount rate		10.0%	10.0%

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

The following disclosures represent financial instruments for which the ending balances, as of June 30, 2026 and December 31, 2025, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	June 30, 2026
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$109,012	$109,012	$—	$—	$109,012
Investment securities held-to-maturity	242,516	—	215,234	—	215,234
Loans, net	3,985,883	—	—	3,870,241	3,870,241
Accrued interest receivable	20,213	—	20,213	—	20,213
Bank-owned life insurance	41,894	—	41,894	—	41,894
Servicing rights	7,022	—	—	7,022	7,022
Financial Liabilities
Noninterest-bearing deposits	$759,640	$—	$759,640	$—	$759,640
Interest-bearing deposits	2,856,029	—	2,856,029	—	2,856,029
Time deposits	576,228	—	578,419	—	578,419
Short-term borrowings	345,000	—	345,000	—	345,000
Long-term debt	59,239	—	62,725	—	62,725
Accrued interest payable	7,461	—	7,461	—	7,461

	December 31, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$67,192	$67,192	$—	$—	$67,192
Investment securities held-to-maturity	254,448	—	228,009	—	228,009
Loans, net	3,986,107	—	—	3,956,517	3,956,517
Accrued interest receivable	21,742	—	21,742	—	21,742
Bank-owned life insurance	39,307	—	39,307	—	39,307
Servicing rights	6,383	—	—	6,383	6,383
Financial Liabilities
Noninterest-bearing deposits	$807,896	$—	$807,896	$—	$807,896
Interest-bearing deposits	2,807,565	—	2,807,565	—	2,807,565
Time deposits	576,542	—	580,473	—	580,473
Short-term borrowings	308,800	—	308,800	—	308,800
Long-term debt	59,182	—	59,911	—	59,911
Accrued interest payable	8,124	—	8,124	—	8,124

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2026 and 2025. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026.

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

●

emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business or customers;

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

●

acts of war, military conflicts, or terrorism, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts, or adverse external events and changes in foreign relations that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control;

●	the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;

●	any material weaknesses in the Company’s internal control over financial reporting;

●	the Company’s success at managing and responding to the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Alerus Financial Corporation with the SEC.

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

Recent Developments

Stockholder Dividend

On May 21, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of common stock. This dividend was paid on July 10, 2026, to stockholders of record at the close of business on June 26, 2026.

Property Sales

The Company’s West Fargo, North Dakota branch is listed for sale for $3.8 million and is expected to sell within the next 12 months. At June 30, 2026, the facility had a carrying value of approximately $0.4 million. The Company expects to record a gain on the sale upon closing, as the expected sale price is greater than the property’s carrying value.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Performance Ratios
Return on average total assets	1.60%	1.79%	1.53%	1.69%	1.28%
Adjusted return on average total assets (1)	1.58%	1.79%	1.41%	1.68%	1.26%
Return on average common equity	14.56%	16.44%	15.82%	15.49%	13.37%
Return on average tangible common equity (1)	19.33%	21.85%	22.65%	20.57%	19.66%
Adjusted return on average tangible common equity (1)	19.04%	21.96%	21.02%	20.48%	19.36%
Noninterest income as a % of revenue	40.85%	40.72%	42.47%	40.78%	41.37%
Adjusted noninterest (loss) income as a % of revenue (1)	40.36%	40.73%	40.86%	40.54%	40.52%
Net interest margin (taxable-equivalent basis) (1)	3.97%	3.77%	3.51%	3.87%	3.46%
Efficiency ratio (1)	62.53%	63.39%	60.66%	62.95%	64.54%
Adjusted efficiency ratio (1)	62.76%	63.20%	62.35%	62.97%	64.55%
Net charge-offs (recoveries) to average loans (1)	0.26%	0.71%	0.37%	0.48%	0.21%
Dividend payout ratio	27.16%	23.60%	26.92%	25.29%	31.54%
Per Common Share
Earnings per common share − basic	$0.82	$0.90	$0.79	$1.72	$1.31
Earnings per common share − diluted	$0.81	$0.89	$0.78	$1.70	$1.30
Adjusted earnings per common share − diluted (1)	$0.80	$0.89	$0.72	$1.69	$1.27
Dividends declared per common share	$0.22	$0.21	$0.21	$0.43	$0.41
Book value per common share	$23.34	$22.79	$21.00
Tangible book value per common share (1)	$18.73	$18.15	$16.11
Average common shares outstanding − basic	25,081	25,380	25,368	25,230	25,363
Average common shares outstanding − diluted	25,395	25,679	25,714	25,537	25,683
Other Data
Retirement and benefit services assets under administration/management	$45,163,767	$42,273,839	$42,451,544
Wealth advisory services assets under administration/management	$5,195,511	$4,792,609	$4,613,102
Mortgage originations	$113,450	$94,434	$134,634	$207,884	$205,227

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2026	2025	2026	2025
Selected Average Balance Sheet Data
Loans	$4,032,142	$4,029,719	$4,079,084	$4,030,939	$4,051,129
Investment securities	773,692	771,885	823,463	772,793	841,479
Assets	5,226,319	5,218,515	5,302,728	5,222,438	5,287,622
Deposits	4,180,857	4,238,713	4,305,275	4,209,625	4,340,739
Fed funds purchased and Bank Term Funding Program	74,104	35,628	149,046	54,972	99,714
FHLB short-term advances	226,703	204,444	200,000	215,635	200,000
Long-term debt	59,225	59,195	59,112	59,210	59,098
Stockholders’ equity	574,862	566,563	513,606	570,735	506,470

	June 30,	March 31,	December 31,	June 30,	March 31,
(dollars in thousands)	2026	2026	2025	2025	2025
Selected Period End Balance Sheet Data
Loans	$4,034,244	$4,034,744	4,048,022	$4,044,657	$4,102,075
Allowance for credit losses on loans	(48,361)	(50,505)	(61,915)	(59,278)	(62,127)
Investment securities	777,208	771,296	770,302	806,544	791,650
Assets	5,288,718	5,287,971	5,230,084	5,323,822	5,330,572
Deposits	4,191,897	4,347,882	4,192,003	4,337,468	4,412,653
Long-term debt	59,239	59,211	59,182	59,126	59,154
Total stockholders’ equity	583,143	574,693	564,933	533,155	550,687

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2026	2025	2026	2025
Selected Income Statement Data
Net interest income	$47,712	$44,911	$43,032	$92,623	$84,189
Provision for (recovery of) credit losses	495	(4,883)	—	(4,388)	863
Noninterest income	32,945	30,847	31,763	63,792	59,395
Noninterest expense	52,883	50,391	48,438	103,274	98,805
Income before income taxes	27,279	30,250	26,357	57,529	43,916
Income tax expense	6,414	7,279	6,104	13,693	10,349
Net income	$20,865	$22,971	$20,253	$43,836	$33,567

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	June 30,	March 31,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2025
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$583,143	$574,693	$564,933	$533,155
Less: Goodwill	85,634	85,634	85,634	85,634
Less: Other intangible assets	29,422	31,397	33,371	38,462
Tangible common equity (a)	468,087	457,662	445,928	409,059
Total assets	5,288,718	5,287,971	5,230,084	5,323,822
Less: Goodwill	85,634	85,634	85,634	85,634
Less: Other intangible assets	29,422	31,397	33,371	38,462
Tangible assets (b)	5,173,662	5,170,940	5,111,079	5,199,726
Tangible common equity to tangible assets (a)/(b)	9.05%	8.85%	8.72%	7.87%
Tangible book value per common share
Tangible common equity (a)	468,087	457,662	445,928	409,059
Total common shares issued and outstanding (c)	24,986	25,214	25,406	25,389
Tangible book value per common share (a)/(c)	$18.73	$18.15	$17.55	$16.11

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Return on Average Tangible Common Equity
Net income	$20,865	$22,971	$20,253	$43,836	$33,567
Add: Intangible amortization expense (net of tax) (1)	1,559	1,560	2,141	3,120	4,281
Net income, excluding intangible amortization (d)	22,424	24,531	22,394	46,956	37,848
Average total equity	574,862	566,563	513,606	570,735	506,470
Less: Average goodwill	85,634	85,634	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	24,003	25,664	31,436	24,829	32,571
Average tangible common equity (e)	465,225	455,265	396,536	460,272	388,265
Return on average tangible common equity (d)/(e)	19.33%	21.85%	22.65%	20.57%	19.66%
Efficiency ratio
Noninterest expense	$52,883	$50,392	$48,438	$103,274	$98,805
Less: Intangible amortization expense	1,974	1,974	2,710	3,949	5,419
Adjusted noninterest expense (f)	50,909	48,418	45,728	99,325	93,386
Net interest income (v)	47,712	44,912	43,032	92,623	84,189
Noninterest income	32,945	30,847	31,763	63,792	59,395
Tax-equivalent adjustment	755	619	592	1,374	1,110
Total tax-equivalent revenue (g)	81,412	76,378	75,387	157,789	144,694
Efficiency ratio (f)/(g)	62.53%	63.39%	60.66%	62.95%	64.54%
Pre-Provision Net Revenue
Net interest income	$47,712	$44,912	$43,032	$92,623	$84,189
Add: Noninterest income	32,945	30,847	31,763	63,792	59,395
Less: Noninterest expense	52,883	50,392	48,438	103,274	98,805
Pre-provision net revenue	$27,774	$25,367	$26,357	$53,141	$44,779
Adjusted Noninterest Income
Noninterest income	$32,945	$30,847	$31,763	$63,792	$59,395
Less: Adjusted noninterest income items
Net gain (loss) on sale of loans	—	—	2,115	—	2,115
Net gain on sale of premises and equipment	653	(21)	(84)	632	(84)
Total adjusted noninterest income items (h)	653	(21)	2,031	632	2,031
Adjusted noninterest income (i)	$32,292	$30,868	$29,732	$63,160	$57,364
Adjusted Noninterest (Loss) Income as a Percentage of Revenue
Adjusted noninterest income (i)	$32,292	30,868	29,732	63,160	57,364
Net interest income (v)	47,712	44,912	43,032	92,623	84,189
Adjusted revenue (w)	80,004	75,780	72,764	155,783	141,553
Adjusted noninterest (loss) income as a percentage of revenue (i)/(w)	$40.36%	40.73%	40.86%	40.54	40.52
Adjusted Noninterest Expense
Noninterest expense	$52,883	$50,392	$48,438	$103,274	$98,805
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	6	(34)	11	(27)	298
Severance and signing bonus expense	216	167	(23)	383	1,004
Total adjusted noninterest expense items (j)	222	133	(12)	356	1,302
Adjusted noninterest expense (k)	$52,661	$50,259	$48,450	$102,918	$97,503
Adjusted Pre-Provision Net Revenue
Net interest income	$47,712	$44,912	$43,032	$92,623	$84,189
Add: Adjusted noninterest income (i)	32,292	30,868	29,732	63,160	57,364
Less: Adjusted noninterest expense (k)	52,661	50,259	48,450	102,918	97,503
Adjusted pre-provision net revenue	$27,343	$25,521	$24,314	$52,865	$44,050

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$52,661	$50,259	$48,450	$102,918	$97,503
Less: Intangible amortization expense	1,974	1,974	2,710	3,949	5,419
Adjusted noninterest expense for efficiency ratio (l)	50,687	48,285	45,740	98,969	92,084
Tax-equivalent revenue
Net interest income	47,712	44,912	43,032	92,623	84,189
Add: Adjusted noninterest income (i)	32,292	30,868	29,732	63,160	57,364
Add: Tax-equivalent adjustment	755	619	592	1,374	1,110
Total tax-equivalent revenue (m)	80,759	76,399	73,356	157,157	142,663
Adjusted efficiency ratio (l)/(m)	62.76%	63.20%	62.35%	62.97%	64.55%
Adjusted Net Income
Net income	$20,865	$22,971	$20,253	$43,836	$33,567
Less: Adjusted noninterest income items (net of tax) (1) (h)	516	(17)	1,604	499	1,604
Add: Adjusted noninterest expense items (net of tax) (1) (j)	175	105	(9)	281	1,029
Adjusted net income (n)	$20,525	$23,093	$18,640	$43,618	$32,991
Adjusted Return on Average Total Assets
Average total assets (o)	$5,226,319	$5,218,515	$5,302,728	$5,222,438	$5,287,622
Adjusted return on average total assets (n)/(o)	1.58%	1.79%	1.41%	1.68%	1.26%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$20,525	$23,093	$18,640	$43,618	$32,991
Add: Intangible amortization expense (net of tax) (1)	1,559	1,560	2,141	3,120	4,281
Adjusted net income, excluding intangible amortization (p)	22,084	24,653	20,781	46,738	37,272
Average total equity	574,862	566,563	513,606	570,735	506,470
Less: Average goodwill	85,634	85,634	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	24,003	25,664	31,436	24,829	32,571
Average tangible common equity (q)	465,225	455,265	396,536	460,272	388,265
Adjusted return on average tangible common equity (p)/(q)	19.04%	21.96%	21.02%	20.48%	19.36%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (n)	$20,525	$23,093	$18,640	$43,618	$32,991
Less: Dividends and undistributed earnings allocated to participating securities	191	206	205	400	298
Adjusted net income available to common stockholders (r)	20,334	22,887	18,435	43,218	32,693
Weighted-average common shares outstanding for diluted earnings per share (s)	25,395	25,679	25,714	25,537	25,683
Adjusted earnings per common share − diluted (r)/(s)	$0.80	$0.89	$0.72	$1.69	$1.27
Net Charge-Offs (Recoveries) to Average Loans
Net charge-offs (recoveries) (t)	$2,575	$7,027	$3,767	$9,602	$4,174
Average total loans (u)	$4,032,142	$4,029,719	$4,079,084	$4,030,939	$4,051,129
Net charge-offs (recoveries) to average loans (t)/(u)	0.26%	0.71%	0.37%	0.48%	0.21%
Net Interest Margin (on a Tax-Equivalent Basis)
Net interest income (v)	$47,712	$44,912	$43,032	$92,623	$84,189
Add: Tax equivalent adjustment for loans and securities	755	619	592	1,374	1,110
Net interest income (on a tax-equivalent basis) (1) (w)	$48,467	$45,531	$43,624	$93,997	$85,299
Interest earning assets (x)	4,896,740	4,901,399	4,988,946	3,745,132	3,870,507
Net interest margin (on a tax-equivalent basis) (1) (w)/(x)	3.97%	3.77%	3.51%	5.06%	4.44%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended June 30, 2026 was $20.9 million, or $0.81 per diluted common share, a $0.6 million, or 3.0%, increase compared to $20.3 million, or $0.78 per diluted common share, for the three months ended June 30, 2025. Earnings for the second quarter of 2026 compared to the second quarter of 2025 increased primarily due to an increase in net interest income of $4.7 million, partially offset by an increase in noninterest expense $4.4 million.

Net income for the six months ended June 30, 2026 was $43.8 million, or $1.70 per diluted common share, a $10.3 million, or 30.6%, increase compared to $33.6 million, or $1.30 per diluted common share, for the six months ended June 30, 2025. Earnings for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased primarily due to an increase in net interest income of $8.4 million and an increase in noninterest income of $4.4 million, partially offset by an increase in noninterest expense of $4.5 million.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and six months ended June 30, 2026 and 2025.

Net interest income for the three months ended June 30, 2026 was $47.7 million, an increase of $4.7 million, or 10.9%, compared to $43.0 million for the three months ended June 30, 2025. Interest income increased for the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by higher interest income on investment securities following the strategic balance sheet repositioning in the fourth quarter of 2025, partially offset by less purchase accounting accretion. Interest expense decreased $4.5 million, or 16.3%, from the second quarter of 2025, as average rates paid on deposits and borrowings declined primarily driven by Federal Reserve rate cuts in the second half of 2025.

Net interest income for the six months ended June 30, 2026 was $92.6 million, an increase of $8.4 million, or 10.0%, compared to $84.2 million for the six months ended June 30, 2025. Interest income increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher interest income on investment securities following the strategic balance sheet repositioning in the fourth quarter of 2025, partially offset by less purchase accounting accretion. Interest expense decreased $9.4 million, or 17.3%, from the six months ended June 30, 2025, as average rates paid on deposits and borrowings declined primarily driven by Federal Reserve rate cuts in the second half of 2025.

Net interest margin (on a tax-equivalent basis), a non-GAAP financial measure, was 3.97% for the three months ended June 30, 2026 , a 20 basis point increase from 3.51% for the same period in 2025. The increase was mainly attributable to a one-time $1.6 million interest income recovery on a nonaccrual loan resolution, higher purchase accounting accretion and higher loan yields, partially offset by the impact of the subordinated debt refinancing and higher borrowing balances.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and six months ended June 30, 2026 and 2025. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$45,777	$469	4.11%	$35,951	$494	5.51%
Investment securities (1)	773,692	7,454	3.86	823,463	5,513	2.69
Loans held for sale	18,885	212	4.50	22,302	247	4.44
Loans
Commercial and industrial	779,471	13,736	7.07	653,635	12,242	7.51
CRE − Owner occupied	502,476	7,756	6.19	442,796	6,947	6.29
CRE − Construction, land and development	103,618	3,380	13.08	337,867	5,025	5.97
CRE − Multifamily	394,683	5,957	6.05	347,277	5,821	6.72
CRE − Non-owner occupied	922,958	13,983	6.08	955,134	15,525	6.52
Agricultural − Land	53,823	775	5.78	66,044	948	5.76
Agricultural − Production	53,351	924	6.95	67,412	1,231	7.32
RRE − First lien	838,819	10,311	4.93	898,903	11,016	4.92
RRE − Construction	34,981	578	6.63	39,682	754	7.62
RRE − HELOC	271,254	4,068	6.02	188,494	3,285	6.99
RRE − Junior lien	32,676	532	6.53	42,435	674	6.37
Other consumer	44,032	715	6.51	39,405	689	7.01
Total loans (1)	4,032,142	62,715	6.24	4,079,084	64,157	6.31
Federal Reserve/FHLB Stock	26,244	530	8.10	28,146	607	8.65
Total interest-earning assets	4,896,740	71,380	5.85	4,988,946	71,018	5.71
Noninterest-earning assets	329,579			313,782
Total assets	$5,226,319			$5,302,728
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,378,394	$5,758	1.68%	$1,247,241	$5,582	1.80%
Money market and savings deposits	1,441,099	8,421	2.34	1,561,977	10,799	2.77
Time deposits	571,276	4,759	3.34	687,428	6,377	3.72
Fed funds purchased	74,104	712	3.85	149,046	1,719	4.63
FHLB short-term advances	226,703	2,224	3.93	200,000	2,263	4.54
Long-term debt	59,225	1,040	7.04	59,112	652	4.42
Total interest-bearing liabilities	3,750,801	22,914	2.45	3,904,804	27,392	2.81
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	790,088			808,629
Operating lease liabilities	43,217			18,346
Accrued expenses and other liabilities	67,351			57,343
Other noninterest-bearing liabilities	110,568			75,689
Stockholders’ equity	574,862			513,606
Total liabilities and stockholders’ equity	$5,226,319			$5,302,728
Net interest income on FTE basis (1)		$48,466			$43,626
Net interest rate spread on FTE basis (1)			3.40%			2.90%
Net interest margin on FTE basis (1)			3.97%			3.51%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Six months ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$53,185	$1,107	4.20%	$34,695	$884	5.14%
Investment securities (1)	772,793	14,758	3.85	841,479	11,422	2.74
Loans held for sale	17,260	392	4.58	16,856	396	4.74
Loans
Commercial and industrial	751,791	26,414	7.09	655,725	24,101	7.41
CRE − Owner occupied	466,603	14,267	6.17	411,546	12,749	6.25
CRE − Construction, land and development	157,388	6,079	7.79	340,279	9,958	5.90
CRE − Multifamily	394,051	11,583	5.93	355,715	11,511	6.53
CRE − Non-owner occupied	918,823	27,454	6.03	957,629	31,297	6.59
Agricultural − Land	56,789	1,659	5.89	66,633	1,916	5.80
Agricultural − Production	56,077	1,936	6.96	64,190	2,326	7.31
RRE − First lien	851,876	20,835	4.93	899,367	21,616	4.85
RRE − Construction	33,949	1,088	6.46	38,305	1,519	8.00
RRE − HELOC	266,447	7,956	6.02	178,601	6,244	7.05
RRE − Junior lien	34,481	1,107	6.47	43,261	1,353	6.31
Other consumer	42,664	1,356	6.41	39,878	1,387	7.01
Total loans (1)	4,030,939	121,734	6.09	4,051,129	125,977	6.27
Federal Reserve/FHLB Stock	24,881	986	7.99	25,287	1,036	8.26
Total interest-earning assets	4,899,058	138,977	5.72	4,969,446	139,715	5.67
Noninterest-earning assets	323,380			318,176
Total assets	$5,222,438			$5,287,622
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,372,863	$11,273	1.66%	$1,247,482	$11,146	1.80%
Money market and savings deposits	1,472,276	17,205	2.36	1,576,218	22,131	2.83
Time deposits	570,176	9,535	3.37	687,995	13,016	3.82
Fed funds purchased	54,972	1,064	3.90	99,714	2,295	4.64
FHLB short-term advances	215,635	4,228	3.95	200,000	4,526	4.56
Long-term debt	59,210	1,675	5.70	59,098	1,302	4.44
Total interest-bearing liabilities	3,745,132	44,980	2.42	3,870,507	54,416	2.84
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	794,310			829,044
Operating lease liabilities	40,848			18,586
Accrued expenses and other liabilities	71,413			63,015
Other noninterest-bearing liabilities	112,261			81,601
Stockholders’ equity	570,735			506,470
Total liabilities and stockholders’ equity	$5,222,438			$5,287,622
Net interest income on FTE basis (1)		$93,997			$85,299
Net interest rate spread on FTE basis (1)			3.30%			2.83%
Net interest margin on FTE basis (1)			3.87%			3.46%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Compared with			Compared with
	Three months ended June 30, 2025			Six months ended June 30, 2025
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest-earning assets
Interest-bearing deposits with banks	$135	$(160)	$(25)	$471	$(248)	$223
Investment securities (1)	(334)	2,275	1,941	(933)	4,269	3,336
Loans held for sale	(38)	3	(35)	9	(13)	(4)
Loans
Commercial and industrial	1,873	(379)	1,494	3,530	(1,217)	2,313
CRE − Construction, land and development	(3,925)	2,280	(1,645)	(5,351)	1,472	(3,879)
CRE − Multifamily	771	(635)	136	1,241	(1,169)	72
CRE − Non-owner occupied	(505)	(1,037)	(1,542)	(1,268)	(2,575)	(3,843)
CRE − Owner occupied	1,089	(280)	809	1,706	(188)	1,518
Agricultural − Land	(223)	50	(173)	(283)	26	(257)
Agricultural − Production	(172)	(135)	(307)	(294)	(96)	(390)
RRE − First lien	(1,141)	436	(705)	(1,142)	361	(781)
RRE − Construction	(82)	(94)	(176)	(173)	(258)	(431)
RRE − HELOC	1,314	(531)	783	3,071	(1,359)	1,712
RRE − Junior lien	(171)	29	(142)	(275)	29	(246)
Other consumer	73	(47)	26	97	(128)	(31)
Total loans (1)	(1,099)	(343)	(1,442)	859	(5,102)	(4,243)
Federal Reserve/FHLB Stock	(41)	(36)	(77)	(17)	(33)	(50)
Total interest income	(1,377)	1,739	362	389	(1,127)	(738)
Interest-bearing liabilities
Interest-bearing demand deposits	589	(413)	176	1,119	(992)	127
Money market and savings deposits	(835)	(1,543)	(2,378)	(1,459)	(3,467)	(4,926)
Time deposits	(1,077)	(541)	(1,618)	(2,232)	(1,249)	(3,481)
Fed funds purchased	(865)	(142)	(1,007)	(1,029)	(202)	(1,231)
FHLB short-term advances	302	(341)	(39)	354	(652)	(298)
Long-term debt	1	387	388	2	371	373
Total interest expense	(1,885)	(2,593)	(4,478)	(3,245)	(6,191)	(9,436)
Change in net interest income	$508	$4,332	$4,840	$3,634	$5,064	$8,698

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision (recovery) for credit losses on loans	$431	$1,116	$(3,954)	$3,523
Provision (recovery) for credit losses on unfunded commitments	67	(1,192)	(426)	(2,734)
Provision (recovery) for HTM debt securities	(3)	(2)	(8)	(4)
Provision (recovery) for non-mortgage loans transferred to held for sale	—	78	—	78
Provision for credit losses	$495	$—	$(4,388)	$863

The Company recorded a provision for credit losses of $0.5 million for the second quarter of 2026, compared to no provision for credit losses for the second quarter of 2025.

The Company recorded a provision release of $4.4 million for the six months ended June 30, 2026, compared to a provision for credit losses of $0.9 million for the six months ended June 30, 2025. The provision release in the first quarter of 2026 was primarily driven by changes to loan balances and loan mix, largely due to decreases in balances in the commercial real estate construction, land and development pool, which is reserved at a higher rate than most other loan pools, in addition to decreases in reserves on individually evaluated loans.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth advisory services, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Retirement and benefit services	$17,347	$16,024	$34,754	$32,130
Wealth advisory services	7,705	7,363	14,942	14,267
Mortgage banking	3,195	3,651	6,730	5,177
Service charges on deposit accounts	1,106	680	2,039	1,330
Gain on sale of non-mortgage loan	—	2,115	—	2,115
Other	3,592	1,930	5,327	4,376
Total noninterest income	$32,945	$31,763	$63,792	$59,395
Noninterest income as a % of revenue	40.85%	42.47%	40.78%	41.37%

Total noninterest income for the three months ended June 30, 2026 was $32.9 million, an increase of $1.2 million, or 3.7%, from the three months ended June 30, 2025. The increase was driven by an increase in other noninterest income, retirement and benefit services revenue, and service charges on deposit accounts, partially offset by a decrease in the gain on sale of non-mortgage loans. Other noninterest income increased $1.7 million, or 86.1%, compared to the second quarter of 2025, primarily driven by a gain on the sale of a property in the Rochester, Minnesota market, increased swap fee income, and mutual fund investment gains related to the underlying assets of the deferred compensation plans. Retirement and benefit services revenue increased $1.3 million, or 8.3%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by recurring annual income. Service charges on deposit accounts increased $0.4 million, or 62.6%, compared to the second quarter of 2025, primarily due to a reclassification of fees from other noninterest income to service charges on deposit accounts revenue in the first quarter of 2026. Gain on sale of non-mortgage loans decreased $2.1 million, or 100.0%, compared to the second quarter of 2025 due to a $2.1 million gain on the sale of a PCD hospitality loan during the second quarter of 2025.

Total noninterest income for the six months ended June 30, 2026 was $63.8 million, an increase of $4.4 million, or 7.4%, from the six months ended June 30, 2025. The increase was driven by an increase in retirement and benefit services revenue, mortgage banking revenue, other noninterest income, and service charges on deposit accounts, partially offset by a decrease in the gain on sale of non-mortgage loans. Retirement and benefit services revenue increased $2.6 million, or 8.2%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by recurring annual income. Mortgage banking revenue increased $1.6 million, or 30.0%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to an increase in the mortgage servicing asset valuation, as well as an increase in sold loan volume. Other noninterest income increased $1.0 million, or 21.7%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a gain on the sale of a property in the Rochester, Minnesota market, increased swap fee income, and mutual fund investment gains related to the underlying assets of the deferred compensation plans. Service charges on deposit accounts increased $0.7 million, or 53.3%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a reclassification of fees from other noninterest income to service charges on deposit accounts revenue in the first quarter of 2026. Gain on sale of non-mortgage loans decreased $2.1 million, or 100.0%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to a $2.1 million gain on the sale of a PCD hospitality loan during the second quarter of 2025.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Compensation	$26,155	$24,343	$50,242	$47,304
Employee taxes and benefits	6,755	6,633	13,395	14,396
Occupancy and equipment expense	3,493	2,559	6,919	5,466
Business services, software and technology expense	5,440	5,868	11,279	11,620
Intangible amortization expense	1,974	2,710	3,949	5,419
Professional fees and assessments	3,781	2,339	7,581	5,335
Marketing and business development	869	787	1,730	1,752
Supplies and postage	540	490	1,146	1,121
Travel	357	347	718	634
Mortgage and lending expenses	614	940	1,323	1,476
Other	2,905	1,422	4,992	4,282
Total noninterest expense	$52,883	$48,438	$103,274	$98,805

Total noninterest expense for the three months ended June 30, 2026 was $52.9 million, a $4.4 million, or 9.2%, increase compared to $48.4 million for the three months ended June 30, 2025. The underlying changes were driven by increases in compensation, professional fees and assessments, and other noninterest expense. Compensation increased $1.8 million, or 7.4%, primarily due to annual merit increases, as well as increases in the deferred compensation plan liabilities driven by mutual fund investment gains related to the underlying assets of the plans. Professional fees and assessments increased $1.4 million, or 61.7%, primarily due to the reclassification of consulting services and other third-party vendor expenses from business services, software and technology expense to professional fees and assessments, as well as an increase in legal fees. Other noninterest expense increased $1.5 million, or 104.3%, due to an increase in other real estate owned balances and related holding costs, as well as increased corporate insurance costs.

Total noninterest expense for the six months ended June 30, 2026 was $103.3 million, a $4.5 million, or 4.5%, increase compared to $98.8 million for the six months ended June 30, 2025. The underlying changes were driven by increases in compensation, professional fees and assessments, occupancy and equipment expense, and other noninterest expense, offset by decreases in intangible amortization expense and employee taxes and benefits. Compensation increased $2.9 million, or 6.2%, primarily due to higher annual bonus expense, annual merit increases, as well as increases in the deferred compensation plan liabilities driven by mutual fund investment gains related to the underlying assets of the plans. Professional fees and assessments increased $2.2 million, or 42.1%, primarily due to the reclassification of consulting services and other third-party vendor expenses from business services, software and technology expense to professional fees and assessments, as well as an increase in legal fees. Occupancy and equipment expense increased $1.5 million, or 26.6%, primarily driven by facility investments and the strategic realignment of locations from owned to leased space. Other noninterest expense increased $0.7 million, or 16.6%, due to an increase in other real estate owned balances and related holding costs, as well as increased corporate insurance costs. For the six months ended June 30, 2026, intangible amortization expense decreased $1.5 million, or 27.1%, from the six months ended June 30, 2025, primarily due to the annual reset of the $33.5 million core deposit intangible recorded in connection with the HMNF transaction. For the six months ended June 30, 2026, employee taxes and benefits decreased $1.0 million, or 7.0%, from the six months ended June 30, 2025, primarily due to lower claims on group insurance.

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

For the three months ended June 30, 2026, the Company recognized income tax expense of $6.4 million on $27.3 million of pre-tax income, resulting in an effective tax rate of 23.5%, compared to income tax expense of $6.1 million on $26.4 million of pre-tax income for the three months ended June 30, 2025, resulting in an effective tax rate of 23.2%.

For the six months ended June 30, 2026, the Company recognized income tax expense of $13.7 million on $57.5 million of pre-tax income, resulting in an effective tax rate of 23.8%, compared to income tax expense of $10.3 million on $43.9 million of pre-tax income for the six months ended June 30, 2025, resulting in an effective tax rate of 23.6%.

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

The following table presents the banking segment income statement, inclusive of corporate administration income, for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net interest income	$47,712	$43,032	$92,623	$84,189
Provision for (recovery of) credit losses	495	—	(4,388)	863
Noninterest income	7,893	8,376	14,096	12,998
Total revenue	55,110	51,408	111,107	96,324
Noninterest expense (1)	28,257	27,448	55,650	56,659
Net income before taxes	$26,853	$23,960	$55,457	$39,665

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

The following table presents the retirement and benefit services segment income statement for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Recurring annual income (1)	$15,135	$13,990	$28,100	$26,015
Transactional income (2)	2,212	2,034	6,654	6,115
Total noninterest income	17,347	16,024	34,754	32,130
Noninterest expense	15,077	13,166	29,686	26,783
Net income before taxes	$2,270	$2,858	$5,068	$5,347

(1)

Recurring annual income primarily includes asset-based fees, administration fees, record-keeping fees, trust/custody fees, advisory fees, and health and welfare fees. $6.3 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively, was from market sensitive revenue.

(2)	Transactional income primarily includes distribution fees.

Wealth Advisory Services

The wealth advisory services segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth advisory services segment income statement for the  three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Asset management	$6,831	$6,314	$13,285	$9,694
Brokerage	410	417	804	951
Insurance and other	464	632	853	1,243
Total noninterest income	7,705	7,363	14,942	11,888
Noninterest expense	6,374	5,132	12,101	9,969
Net income before taxes	$1,331	$2,231	$2,841	$1,919

Financial Condition

Overview

Total assets were $5.3 billion as of June 30, 2026, an increase of $58.6 million, or 1.1%, compared to December 31, 2025. The increase was primarily due to an increase of $41.8 million in cash and cash equivalents, an increase of $20.1 million in available-for-sale investment securities, an increase of $8.5 million in other assets, and an increase of $4.8 million in loans held for sale, partially offset by a decrease of $4.8 million in loans held for investment.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$13,234	1.8%	$405	0.1%
Mortgage backed securities
Residential agency	479,653	64.0	476,746	64.2
Asset backed securities	14	—	15	—
Corporate bonds	41,290	5.5	36,929	5.0
Total available-for-sale investment securities	534,191	71.3	514,095	69.3
Held-to-maturity
Obligations of state and political agencies	99,896	13.3	105,405	14.2
Mortgage backed securities
Residential agency	115,338	15.4	122,604	16.5
Total held-to-maturity investment securities	215,234	28.7	228,009	30.7
Total investment securities	$749,425	100.0%	$742,104	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of June 30, 2026. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of June 30, 2026
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$146	4.02%	$4,569	4.65%	$8,519	4.81%
Mortgage backed securities
Residential agency	36	2.39	8,861	4.10	7,948	4.21	462,809	4.73
Commercial	—	—	—	—	—	—	—	—
Asset backed securities	—	—	—	—	14	4.52	—	—
Corporate bonds	—	—	2,427	3.00	32,833	3.37	6,030	6.25
Total available-for-sale investment securities	36	2.39	11,434	3.87	45,364	3.65	477,358	4.75
Held-to-maturity
Obligations of state and political agencies	13,569	1.78	55,527	2.11	26,133	2.63	4,667	2.37
Mortgage backed securities
Residential agency	—	—	—	—	—	—	115,338	2.21
Total held-to-maturity investment securities	13,569	1.78	55,527	2.11	26,133	2.63	120,005	2.21
Total investment securities	$13,605	1.78%	$66,961	2.41%	$71,497	3.28%	$597,363	4.24%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.0 billion as of June 30, 2026, a decrease of $13.8 million, or 0.3%, from December 31, 2025. The decrease was primarily driven by a $41.6 million decrease in consumer loans, partially offset by a $27.9 million increase in commercial loans.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and business lending:
General business	$376,716	9.3%	$290,008	7.2%
Services	200,109	5.0	237,966	5.9
Retail trade	72,351	1.8	101,374	2.5
Manufacturing	110,783	2.7	107,485	2.7
Commercial real estate − Owner occupied	622,241	15.4	427,260	10.6
Total commercial and business lending	1,382,200	34.2	1,164,093	28.9
Investor commercial real estate:
Construction, land and development	79,850	2.0	246,238	6.1
Multifamily	361,875	9.0	383,505	9.5
Non-owner occupied
Office	127,943	3.2	142,095	3.5
Industrial	199,353	4.9	193,041	4.8
Retail	108,160	2.7	116,735	2.9
Hotel	83,440	2.1	110,022	2.7
Medical office	193,737	4.8	174,891	4.3
Medical or nursing facility	105,371	2.6	85,918	2.1
Other commercial real estate	75,363	1.9	53,160	1.3
Total non-owner occupied	893,367	22.2	875,862	21.6
Total investor commercial real estate	1,335,092	33.2	1,505,605	37.2
Agricultural:
Land	54,202	1.3	64,799	1.6
Production	53,367	1.3	62,500	1.5
Total agricultural	107,569	2.6	127,299	3.1
Consumer:
RRE − First lien	828,936	20.5	874,737	21.6
RRE − Construction	31,202	0.8	33,703	0.8
RRE − HELOC	273,124	6.8	260,883	6.4
RRE − Junior lien	31,941	0.8	36,844	0.9
Other consumer	44,180	1.1	44,858	1.1
Total consumer	1,209,383	30.0	1,251,025	30.8
Total loans	$4,034,244	100.0%	$4,048,022	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$595,467	47.4%	$621,747	49.4%
North Dakota	207,961	16.6	212,077	16.8
Arizona	141,682	11.3	133,618	10.6
Wisconsin	68,583	5.5	88,229	7.0
Texas	37,027	2.9	37,113	2.9
Illinois	26,561	2.1	2,994	0.2
Oregon	19,896	1.6	17,698	1.4
Colorado	23,345	1.9	23,358	1.9
Kansas	16,970	1.4	16,656	1.3
Missouri	19,561	1.6	16,409	1.3
Georgia	14,614	1.2	14,569	1.2
Virginia	11,187	0.9	11,182	0.9
Iowa	13,868	1.1	11,155	0.9
South Dakota	10,311	0.8	10,415	0.8
Other	48,209	3.8	42,147	3.3
Total non-owner occupied and multifamily commercial real estate loans	$1,255,242	100.0%	$1,259,367	100.0%

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of June 30, 2026, the Company’s RRE portfolio was $1.2 billion, representing a $41.0 million, or 3.4%, decrease from December 31, 2025. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of June 30, 2026:

	June 30, 2026
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and business lending
Commercial and industrial	$150,957	$415,514	$186,931	$6,557	$759,959
Commercial real estate − Owner occupied	61,772	286,323	173,780	100,366	622,241
Total commercial and business lending	212,729	701,837	360,711	106,923	1,382,200
Investor commercial real estate
Construction, land and development	14,149	44,489	14,604	6,608	79,850
Multifamily	98,342	217,402	46,131	—	361,875
Non-owner occupied	110,752	599,441	139,842	43,332	893,367
Total investor commercial real estate	223,243	861,332	200,577	49,940	1,335,092
Agricultural
Land	3,171	13,915	17,749	19,367	54,202
Production	35,990	16,958	419	—	53,367
Total agricultural	39,161	30,873	18,168	19,367	107,569
Total commercial	475,133	1,594,042	579,456	176,230	2,824,861
Consumer
Residential real estate
First lien	13,698	44,442	68,172	702,624	828,936
Construction	25,324	1,455	—	4,423	31,202
HELOC	3,389	10,081	22,409	237,245	273,124
Junior lien	1,380	4,280	17,496	8,785	31,941
Total residential real estate	43,791	60,258	108,077	953,077	1,165,203
Other consumer	17,134	21,695	3,210	2,141	44,180
Total consumer	60,925	81,953	111,287	955,218	1,209,383
Total loans	$536,058	$1,675,995	$690,743	$1,131,448	$4,034,244
Loans with fixed interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$22,887	$257,901	$74,770	$—	$355,558
Commercial real estate − Owner occupied	51,289	183,846	36,447	1,149	272,731
Total commercial and business lending	74,176	441,747	111,217	1,149	628,289
Investor commercial real estate
Construction, land and development	8,474	16,074	1,219	—	25,767
Multifamily	42,816	117,664	19,876	—	180,356
Non-owner occupied	45,348	333,794	72,783	—	451,925
Total investor commercial real estate	96,638	467,532	93,878	—	658,048
Agricultural
Land	3,151	13,651	16,089	13,832	46,723
Production	1,372	12,846	419	—	14,637
Total agricultural	4,523	26,497	16,508	13,832	61,360
Total commercial	175,337	935,776	221,603	14,981	1,347,697
Consumer
Residential real estate
First lien	11,891	36,684	58,378	412,676	519,629
Construction	16,263	48	—	4,423	20,734
HELOC	16	1,004	5,274	3,108	9,402
Junior lien	1,027	3,249	13,603	8,215	26,094
Total residential real estate	29,197	40,985	77,255	428,422	575,859
Other consumer	1,272	10,394	3,210	192	15,068
Total consumer	30,469	51,379	80,465	428,614	590,927
Total loans with fixed interest rates	$205,806	$987,155	$302,068	$443,595	$1,938,624
Loans with floating interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$128,070	$157,613	$112,161	$6,557	$404,401
Commercial real estate − Owner occupied	10,483	102,477	137,333	99,217	349,510
Total commercial and business lending	138,553	260,090	249,494	105,774	753,911
Investor commercial real estate
Construction, land and development	5,675	28,415	13,385	6,608	54,083
Multifamily	55,526	99,738	26,255	—	181,519
Non-owner occupied	65,404	265,647	67,059	43,332	441,442
Total investor commercial real estate	126,605	393,800	106,699	49,940	677,044
Agricultural
Land	20	264	1,660	5,535	7,479
Production	34,618	4,112	—	—	38,730
Total agricultural	34,638	4,376	1,660	5,535	46,209
Total commercial	299,796	658,266	357,853	161,249	1,477,164
Consumer
Residential real estate
First lien	1,807	7,758	9,794	289,948	309,307
Construction	9,061	1,407	—	—	10,468
HELOC	3,373	9,077	17,135	234,137	263,722
Junior lien	353	1,031	3,893	570	5,847
Total residential real estate	14,594	19,273	30,822	524,655	589,344
Other consumer	15,862	11,301	—	1,949	29,112
Total consumer	30,456	30,574	30,822	526,604	618,456
Total loans with floating interest rates	$330,252	$688,840	$388,675	$687,853	$2,095,620

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

The table below presents criticized loans outstanding by loan portfolio segment as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$23,570	$33,323
Commercial real estate − Owner occupied	15,101	14,058
Total commercial and business lending	38,671	47,381
Investor commercial real estate
Construction, land and development	—	34,201
Multifamily	19,060	28,541
Non-owner occupied	11,130	17,591
Total investor commercial real estate	30,190	80,333
Agricultural
Land	6,627	7,653
Production	4,768	3,662
Total agricultural	11,395	11,315
Total commercial	80,256	139,029
Consumer
Residential real estate
First lien	2,337	2,602
Construction	—	4,680
HELOC	588	128
Junior lien	72	2,375
Total residential real estate	2,997	9,785
Other consumer	274	348
Total consumer	3,271	10,133
Total criticized loans	$83,527	$149,162
Criticized loans as a percent of total loans	2.07%	3.68%

The following table presents information regarding nonperforming assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans	$7,105	$69,065
Accruing loans 90+ days past due	436	—
Total nonperforming loans	7,541	69,065
OREO and repossessed assets	9,571	308
Total nonperforming assets	17,112	69,373
Total restructured accruing loans	—	1,436
Total nonperforming assets and restructured accruing loans	$17,112	$70,809
Nonperforming loans to total loans	0.19%	1.71%
Nonperforming assets to total assets	0.32%	1.33%
ACL on loans to nonperforming loans	641.31%	89.65%

Interest income lost on nonaccrual loans was approximately $0.4 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. There was no interest income included in net interest income related to nonaccrual loans for the six months ended June 30, 2026 and 2025.

Total nonperforming loans were $7.5 million at June 30, 2026, compared to $69.1 million as of December 31, 2025. The decrease was primarily driven by the sale of three non-performing loans representing a construction, land and development relationship. There were no historical charge-offs on this relationship and there were no charge-offs recognized as a result of the transaction.

OREO and repossessed assets were $9.6 million at June 30, 2026, compared to $0.3 million as of December 31, 2025. The increase was primarily driven by the transfer of one 1-4 family property and one apartment complex to OREO in the second quarter of 2026.

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

The following tables present information concerning the components of the ACL for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
ACL on loans at the beginning of the period	$50,505	$61,929	$61,915	$59,929
(Credit) provision for loan losses	431	1,116	(3,954)	3,523
Net charge-offs (recoveries) (1)
Commercial and industrial	1,313	(49)	7,693	(150)
CRE − Owner occupied	(11)	(5)	(22)	(16)
CRE − Construction, land and development	—	—	—	—
CRE − Multifamily	500	—	1,056	—
CRE − Non-owner occupied	—	3,401	—	3,401
Agricultural − Land	—	—	—	—
Agricultural − Production	50	384	(144)	372
RRE − First lien	—	—	—	54
RRE − Construction	—	—	—	—
RRE − HELOC	—	10	—	260
RRE − Junior lien	718	—	930	300
Other consumer	5	26	87	(47)
Total net charge-offs	2,575	3,767	9,600	4,174
ACL on loans at the end of the period	48,361	59,278	48,361	59,278
Components of ACL:
ACL on HTM debt securities	115	127	115	127
ACL on loans	48,361	59,278	48,361	59,278
ACL on off-balance sheet credit exposures	3,459	4,801	3,459	4,801
ACL at end of the period	51,935	64,206	51,935	64,206
Total loans	$4,034,244	$4,044,657	$4,034,244	$4,044,657
Average total loans	4,032,142	4,079,084	4,030,939	4,051,129
ACL on loans to total loans	1.20%	1.47%	1.20%	1.47%
ACL on loans to nonaccrual loans	680.66%	115.61%	680.66%	115.61%
ACL on loans to nonperforming loans	641.31%	115.15%	641.31%	115.15%
Net charge-offs/(recoveries) to average total loans (annualized)	0.26%	0.37%	0.48%	0.21%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated.

	For the three months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2026:
Commercial
Commercial and business lending
Commercial and industrial	$2,188	$875	$1,313	$779,471	0.68%
Commercial real estate − Owner occupied	—	11	(11)	505,759	(0.01)
Total commercial and business lending	2,188	886	1,302	1,285,230	0.41
Investor commercial real estate
Construction, land and development	—	—	—	103,618	—
Multifamily	500	—	500	399,628	0.50
Non-owner occupied (1)	—	—	—	930,867	—
Total investor commercial real estate	500	—	500	1,434,113	0.14
Agricultural
Land	—	—	—	53,823	—
Production	50	—	50	53,351	0.38
Total agricultural	50	—	50	107,174	0.19
Total commercial	2,738	886	1,852	2,826,517	0.26
Consumer
Residential real estate
First lien	—	—	—	838,819	—
Construction	—	—	—	34,981	—
HELOC	—	—	—	271,254	—
Junior lien	719	1	718	32,676	8.81
Total residential real estate	719	1	718	1,177,730	0.24
Other consumer	33	28	5	44,032	0.05
Total consumer	752	29	723	1,221,762	0.24
Total loans	$3,490	$915	$2,575	$4,048,279	0.26%
2025:
Commercial
Commercial and business lending
Commercial and industrial	$79	$128	$(49)	$653,635	(0.03)%
Commercial real estate − Owner occupied	6	11	(5)	448,771	—
Total commercial and business lending	85	139	(54)	1,102,406	(0.02)
Investor commercial real estate
Construction, land and development	—	—	—	337,867	—
Multifamily	—	—	—	354,909	—
Non-owner occupied	3,401	—	3,401	974,705	1.40
Total investor commercial real estate	3,401	—	3,401	1,667,481	0.82
Agricultural
Land	—	—	—	66,044	—
Production	384	—	384	67,412	2.28
Total agricultural	384	—	384	133,456	1.15
Total commercial	3,870	139	3,731	2,903,343	0.52
Consumer
Residential real estate
First lien	—	—	—	898,903	—
Construction	—	—	—	39,682	—
HELOC	10	—	10	188,494	0.02
Junior lien	—	—	—	42,435	—
Total residential real estate	10	—	10	1,169,514	—
Other consumer	38	12	26	39,405	0.26
Total consumer	48	12	36	1,208,919	0.01
Total loans	$3,918	$151	$3,767	$4,112,262	0.37%

	For the six months ended
	June 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2026:
Commercial
Commercial and business lending
Commercial and industrial	$8,753	$1,060	$7,693	$751,791	2.06%
Commercial real estate − Owner occupied	—	22	(22)	469,889	(0.01)
Total commercial and business lending	8,753	1,082	7,671	1,221,680	1.27
Investor commercial real estate
Construction, land and development	—	—	—	157,388	—
Multifamily	1,056	—	1,056	399,236	0.53
Non-owner occupied	—	—	—	927,340	—
Total investor commercial real estate	1,056	—	1,056	1,483,964	0.14
Agricultural
Land	—	—	—	56,789	—
Production	50	194	(144)	56,077	(0.52)
Total agricultural	50	194	(144)	112,866	(0.26)
Total commercial	9,859	1,276	8,583	2,818,510	0.61
Consumer
Residential real estate
First lien	—	—	—	851,876	—
Construction	—	—	—	33,949	—
HELOC	—	—	—	266,447	—
Junior lien	931	1	930	34,481	5.44
Total residential real estate	931	1	930	1,186,753	0.16
Other consumer	146	59	87	42,664	0.41
Total consumer	1,077	60	1,017	1,229,417	0.17
Total loans	$10,936	$1,336	$9,600	$4,047,927	0.48%
2025:
Commercial
Commercial and business lending
Commercial and industrial	$248	$398	$(150)	$655,725	(0.05)%
Commercial real estate − Owner occupied	6	22	(16)	417,830	(0.01)
Total commercial and business lending	254	420	(166)	1,073,555	(0.03)
Investor commercial real estate
Construction, land and development	—	—	—	340,279	—
Multifamily	—	—	—	363,710	—
Non-owner occupied	3,401	—	3,401	978,134	0.70
Total investor commercial real estate	3,401	—	3,401	1,682,123	0.41
Agricultural
Land	—	—	—	66,633	—
Production	384	12	372	64,190	1.17
Total agricultural	384	12	372	130,823	0.57
Total commercial	4,039	432	3,607	2,886,501	0.25
Consumer
Residential real estate
First lien	54	—	54	899,367	0.01
Construction	—	—	—	38,305	—
HELOC	260	—	260	178,601	0.29
Junior lien	300	—	300	43,261	1.40
Total residential real estate	614	—	614	1,159,534	0.11
Other consumer	77	124	(47)	39,878	(0.24)
Total consumer	691	124	567	1,199,412	0.10
Total loans	$4,730	$556	$4,174	$4,085,913	0.21%

The following table presents the allocation of the ACL on loans as of the dates presented:

	June 30, 2026		December 31, 2025
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$10,477	18.8%	$16,216	18.3%
CRE − Owner occupied	5,887	15.4	3,097	10.6
CRE − Construction, land and development	2,978	2.0	13,210	6.1
CRE − Multifamily	3,919	9.0	4,380	9.5
CRE − Non-owner occupied	10,580	22.2	11,006	21.6
Agricultural − Land	883	1.3	959	1.6
Agricultural − Production	568	1.3	623	1.5
RRE − First lien	9,366	20.5	9,358	21.6
RRE − Construction	366	0.8	274	0.8
RRE − HELOC	2,332	6.8	1,787	6.4
RRE − Junior lien	397	0.8	395	0.9
Other consumer	608	1.1	610	1.1
Total loans	$48,361	100.0%	$61,915	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $3.5 million and $4.8 million as of June 30, 2026 and 2025, respectively.

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in the Company’s customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in bank failures.

Total deposits were $4.2 billion as of June 30, 2026, a decrease of $0.1 million, or 0.0%, from December 31, 2025. Interest-bearing deposits increased $48.2 million during this period, while noninterest-bearing deposits decreased $48.3 million. The decrease in total deposits was due to seasonal outflows from public funds depositors.

The following table presents the composition of the Company’s deposit portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$759,640	18.1%	$807,896	19.3%	$(48,256)	(6.0)%
Interest-bearing demand	1,429,951	34.1	1,296,315	30.9	133,636	10.3
Money market and savings (1)	1,426,078	34.0	1,511,250	36.1	(85,172)	(5.6)
Time deposits	576,228	13.8	576,542	13.7	(314)	(0.1)
Total deposits	$4,191,897	100.0%	$4,192,003	100.0%	$(106)	-%

(1)	Money market and savings deposits included health savings account deposits of $219.5 million and $203.4 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$790,088	—%	$808,629	—%	$794,310	—%	$829,044	—%
Interest-bearing demand	1,378,394	1.68	1,247,241	1.80	1,372,863	1.66%	1,247,482	1.80%
Money market and savings	1,441,099	2.34	1,561,977	2.77	1,472,276	2.36%	1,576,218	2.83%
Time deposits	571,276	3.34	687,428	3.72	570,176	3.37%	687,995	3.82%
Total deposits	$4,180,857	1.82%	$4,305,275	2.12%	$4,209,625	0.90%	$4,340,739	1.07%

The following table presents the composition of the Company’s deposit portfolio by client segment as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,496,346	35.7%	$1,563,239	37.3%	$(66,893)	(4.3)%
Consumer	1,507,689	36.0	1,469,813	35.1	37,876	2.6
Public (1)	238,769	5.7	180,755	4.3	58,014	32.1
Synergistic (2)
Retirement and benefit services (3)	709,039	16.9	725,618	17.3	(16,579)	(2.3)
Wealth advisory services (4)	240,054	5.7	252,578	6.0	(12,524)	(5.0)
Total synergistic	949,093	22.6	978,196	23.3	(29,103)	(7.3)
Total deposits	$4,191,897	100.0%	$4,192,003	100.0%	$(106)	-%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth Advisory Services clients hold in proprietary Alerus money market products.
(3)	$379.7 million and $395.7 million of retirement and benefit services synergistic deposits were indexed as of June 30, 2026 and December 31, 2025, respectively.
(4)	$240.1 million and $252.6 million of wealth advisory services synergistic deposits were indexed as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of June 30, 2026:

June 30,
(dollars in thousands)	2026
Maturing in:
3 months or less	$70,858
3 months to 6 months	77,374
6 months to 1 year	24,897
1 year or greater	20,872
Total	$194,001

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.5 billion at June 30, 2026 and approximately $1.4 billion December 31, 2025. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$—	—%	$58,800	16.0%
FHLB short-term advances	345,000	85.3	250,000	67.9
Subordinated notes	50,000	12.4	50,000	13.6
Junior subordinated debentures	9,239	2.3	9,182	2.5
Total borrowed funds	$404,239	100.0%	$367,982	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $18.2 million, or 3.2%, to $583.1 million as of June 30, 2026, compared to $564.9 million as of December 31, 2025. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 9.05% as of June 30, 2026, from 8.72% as of December 31, 2025. Common equity tier 1 capital to risk weighted assets increased to 10.81% as of June 30, 2026, from 10.28% as of December 31, 2025.

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

At June 30, 2026 and December 31, 2025, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
Capital Ratios	2026	2025
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.81%	10.28%
Tier 1 capital to risk weighted assets	11.02%	10.48%
Total capital to risk weighted assets	13.34%	12.87%
Tier 1 capital to average assets	9.49%	8.86%
Tangible common equity to tangible assets (1)	9.05%	8.72%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.92%	10.41%
Tier 1 capital to risk weighted assets	10.92%	10.41%
Total capital to risk weighted assets	12.11%	11.66%
Tier 1 capital to average assets	9.26%	8.62%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of June 30, 2026, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of June 30, 2026 and December 31, 2025, was as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,033,270	$1,038,347
Standby letters of credit	14,513	14,393
Total	$1,047,782	$1,052,740

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

As of June 30, 2026, the Company had on balance sheet liquidity of $400.7 million, compared to $568.8 million as of December 31, 2025. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, unencumbered securities available‑for‑sale, and over collateralized securities pledging positions available-for-sale.

As of both June 30, 2026 and December 31, 2025, the Company had off balance sheet liquidity of $2.2 billion. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2026, the Company did not have any federal funds purchased, and had $345.0 million in short-term borrowings from the FHLB. As of June 30, 2026, the Company had $2.0 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.0 billion from the FHLB. In addition, the Company can borrow up to $125.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of June 30, 2026. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of June 30, 2026 and December 31, 2025.

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

The estimated impact on the Company’s net interest income as of June 30, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below:

	June 30, 2026		December 31, 2025
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	1.0%	15.7%	-1.2%	14.0%
+300 basis points	0.7%	11.8%	-0.7%	10.7%
+200 basis points	0.6%	8.2%	-0.1%	7.8%
+100 basis points	-0.1%	3.9%	0.1%	4.1%
−100 basis points	0.0%	-4.5%	0.6%	-4.2%
−200 basis points	1.6%	-6.5%	2.0%	-7.9%
−300 basis points	5.8%	-3.3%	4.2%	-9.5%
−400 basis points	6.1%	-2.7%	5.4%	-8.0%

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

The table below presents the change in the economic value of equity as of June 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	June 30,	December 31,
	2026	2025
+400 basis points	-4.0%	-5.4%
+300 basis points	-2.6%	-3.5%
+200 basis points	-0.6%	-1.2%
+100 basis points	0.1%	-0.1%
−100 basis points	-1.1%	-1.0%
−200 basis points	-3.5%	-3.6%
−300 basis points	-8.5%	-9.0%
−400 basis points	-20.8%	-18.4%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the second quarter of 2026:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
April 1-30, 2026	94,217	$25.20	94,217	655,783
May 1-31, 2026	122,754	25.45	90,000	565,783
June 1-30, 2026	98,462	29.24	65,783	500,000
Total	315,433	$26.56	250,000	500,000

(1)

Includes shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)

On December 12, 2023, the Board of Directors of the Company approved a stock repurchase program (the “Program”), which authorized the Company to repurchase up to 1,000,000 shares of its common stock, subject to certain limitations and conditions. The Program became effective on February 18, 2024, and replaced a prior stock repurchase program. The Program will expire on February 18, 2027. The Program does not obligate the Company to repurchase any shares of its common stock and there is no assurance that the Company will do so. For the three months ended June 30, 2026, the Company repurchased 250,000 shares of common stock under the Program. Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

ALERUS FINANCIAL CORPORATION

Date: August 3, 2026	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)