Form 10-Q
period 2026-09-30
ALERUS FINANCIAL CORP
filed 2026-11-05
CIK 903419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock outstanding at October 31, 2026 was 24,745,652.

Alerus Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Alerus Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands, except share and per share data)	2026	2025
Assets
Cash and cash equivalents	$65,756	$67,192
Investment securities
Trading	818	1,758
Available-for-sale, at fair value (amortized cost of $576,039 and $516,737, respectively)	549,584	514,095
Held-to-maturity, at amortized cost (fair value of $198,035 and $228,009, respectively, with an allowance for credit losses on investments of $111 and $123, respectively)	232,988	254,448
Loans held for sale	19,829	21,934
Loans	4,184,760	4,048,022
Allowance for credit losses on loans	(51,448)	(61,915)
Net loans	4,133,312	3,986,107
Land, premises and equipment, net	39,530	43,253
Operating lease right-of-use assets	31,528	28,761
Accrued interest receivable	21,011	21,742
Bank-owned life insurance	42,147	39,307
Goodwill	85,634	85,634
Other intangible assets, net	27,448	33,371
Servicing rights	7,416	6,383
Deferred income taxes, net	25,063	23,080
Other assets	121,039	103,019
Total assets	$5,403,103	$5,230,084
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$813,493	$807,896
Interest-bearing	3,489,684	3,384,107
Total deposits	4,303,177	4,192,003
Short-term borrowings	318,400	308,800
Long-term debt	59,267	59,182
Operating lease liabilities	42,232	36,282
Accrued expenses and other liabilities	103,177	68,883
Total liabilities	4,826,253	4,665,150
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $1 par value, 2,000,000 shares authorized: 0 issued and outstanding	—	—
Common stock, $1 par value, 60,000,000 and 60,000,000 shares authorized: 24,744,269 and 25,406,278 issued and outstanding	24,744	25,406
Additional paid-in capital	252,754	271,609
Retained earnings	316,826	270,075
Accumulated other comprehensive income (loss)	(17,474)	(2,156)
Total stockholders’ equity	576,850	564,934
Total liabilities and stockholders’ equity	$5,403,103	$5,230,084

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans, including fees	$61,455	$63,875	$182,290	$189,222
Investment securities
Taxable	7,525	5,091	21,888	16,108
Exempt from federal income taxes	156	160	468	480
Other	1,056	1,518	3,149	3,440
Total interest income	70,192	70,644	207,795	209,250
Interest Expense
Deposits	19,538	24,350	57,550	70,643
Short-term borrowings	2,886	2,506	8,178	9,327
Long-term debt	1,045	652	2,720	1,955
Total interest expense	23,469	27,508	68,448	81,925
Net interest income	46,723	43,136	139,347	127,325
Provision for (recovery of) credit losses	2,199	—	(2,188)	863
Net interest income after provision for (recovery of) credit losses	44,524	43,136	141,535	126,462
Noninterest Income
Retirement and benefit services	17,664	16,496	52,418	48,625
Wealth advisory services	8,001	6,560	22,942	20,827
Mortgage banking	3,328	3,474	10,057	8,651
Service charges on deposit accounts	1,221	703	3,259	2,034
Gain (loss) on sale of non-mortgage loans	—	(35)	—	2,080
Other	4,136	2,232	9,464	6,607
Total noninterest income	34,350	29,430	98,140	88,824
Noninterest Expense
Compensation	26,096	24,984	76,338	72,288
Employee taxes and benefits	7,377	6,094	20,772	20,490
Occupancy and equipment expense	3,525	2,849	10,444	8,315
Business services, software and technology expense	5,457	6,285	16,736	17,905
Intangible amortization expense	1,974	2,710	5,923	8,129
Professional fees and assessments	3,796	2,676	11,377	8,010
Marketing and business development	1,227	1,069	2,957	2,821
Supplies and postage	573	569	1,719	1,690
Travel	464	385	1,181	1,019
Mortgage and lending expenses	707	1,025	2,030	2,501
Other	2,672	1,895	7,664	6,176
Total noninterest expense	53,868	50,541	157,141	149,344
Income before income taxes	25,006	22,025	82,534	65,942
Income tax expense	5,806	5,101	19,499	15,451
Net income	$19,200	$16,924	$63,035	$50,491
Per Common Share Data
Basic earnings per common share	$0.77	$0.66	$2.49	$1.97
Diluted earnings per common share	$0.76	$0.65	$2.46	$1.95
Dividends declared per common share	$0.22	$0.21	$0.65	$0.62
Average common shares outstanding	24,851	25,395	25,102	25,374
Diluted average common shares outstanding	25,161	25,713	25,410	25,693

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$19,200	$16,924	$63,035	$50,491
Other Comprehensive Income (Loss), Net of Tax
Net change in unrealized gains (losses) on debt securities	(18,940)	7,401	(23,854)	26,161
Net change in unrealized gain (losses) on cash flow hedging derivatives	2,055	77	3,120	(510)
Net change in unrealized gain (losses) on other derivatives	—	(123)	—	(246)
Total other comprehensive income (loss), before tax	(16,885)	7,355	(20,734)	25,405
Income tax expense (benefit) related to items of other comprehensive income (loss)	(4,390)	1,846	(5,416)	6,377
Other comprehensive income (loss), net of tax	(12,495)	5,509	(15,318)	19,028
Total comprehensive income	$6,705	$22,433	$47,717	$69,519

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of June 30, 2025	25,389	$270,735	$296,878	$(59,847)	$533,155
Net income	—	—	16,924	—	16,924
Other comprehensive income (loss)	—	—	—	5,509	5,509
Common stock repurchased	(3)	(339)	—	—	(342)
Common stock dividends	—	—	(5,338)	—	(5,338)
Share‑based compensation expense	—	780	—	—	780
Vesting of restricted stock	11	(11)	—	—	—
Balance as of September 30, 2025	25,397	$271,165	$308,464	$(54,338)	$550,688

Balance as of June 30, 2026	24,986	$260,066	$303,070	$(4,979)	$583,143
Net income	—	—	19,200	—	19,200
Other comprehensive income (loss)	—	—	—	(12,495)	(12,495)
Common stock repurchased	(253)	(8,049)	—	—	(8,302)
Common stock dividends	—	—	(5,444)	—	(5,444)
Share‑based compensation expense	—	748	—	—	748
Vesting of restricted stock	11	(11)	—	—	—
Balance as of September 30, 2026	24,744	$252,754	$316,826	$(17,474)	$576,850

	Nine months ended
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars and shares in thousands)	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	25,345	$269,708	$273,723	$(73,366)	$495,410
Net income	—	—	50,491	—	50,491
Other comprehensive income (loss)	—	—	—	19,028	19,028
Common stock repurchased	(11)	(507)	—	—	(518)
Common stock dividends	—	—	(15,750)	—	(15,750)
Share‑based compensation expense	—	2,027	—	—	2,027
Vesting of restricted stock	63	(63)	—	—	—
Balance as of September 30, 2025	25,397	$271,165	$308,464	$(54,338)	$550,688

Balance as of December 31, 2025	25,406	$271,609	$270,075	$(2,156)	$564,934
Net income	—	—	63,035	—	63,035
Other comprehensive income (loss)	—	—	—	(15,318)	(15,318)
Common stock repurchased	(777)	(21,167)	—	—	(21,944)
Common stock dividends	—	—	(16,284)	—	(16,284)
Share‑based compensation expense	—	2,427	—	—	2,427
Vesting of restricted stock	115	(115)	—	—	—
Balance as of September 30, 2026	24,744	$252,754	$316,826	$(17,474)	$576,850

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2026	2025
Operating Activities
Net income	$63,035	$50,491
Adjustments to reconcile net income to net cash provided (used) by operating activities
Deferred income taxes	3,434	8,011
Provision for (recovery of) credit losses	(2,188)	863
Depreciation and amortization	10,026	11,548
Amortization and accretion of premiums/discounts on investment securities	138	573
Amortization of operating lease right-of-use assets	3,183	1,211
Share‑based compensation expense	2,427	2,027
Purchase accounting accretion, net	(10,212)	(21,454)
Originations of loans held for sale	(313,941)	(120,539)
Proceeds on loans held for sale	323,154	127,318
Realized loss (gain) on mortgage loans sold	(7,159)	(7,936)
Servicing rights capitalized upon sale of mortgage loans	(89)	(154)
(Increase) in value of bank-owned life insurance	(767)	(753)
Realized loss (gain) on sale of premises and equipment	(2,186)	—
Realized loss (gain) on derivative instruments	703	(505)
Realized loss (gain) on sale of foreclosed assets	(55)	60
Change in fair value of mortgage servicing rights	(944)	1,364
Net change in:
Accrued interest receivable	731	(1,527)
Other assets	(5,549)	(649)
Accrued expenses and other liabilities	33,956	1,241
Net cash provided (used) by operating activities	97,697	51,190
Investing Activities
Proceeds from sales of trading investment securities	3,355	6,233
Purchases of trading investment securities	(2,269)	(4,257)
Proceeds from sales or calls of investment securities available-for-sale	3,000	19,800
Proceeds from maturities of investment securities available-for-sale	49,413	63,536
Purchases of investment securities available-for-sale	(111,359)	—
Proceeds from calls of investment securities held-to-maturity	626	346
Proceeds from maturities and paydowns of investment securities held-to-maturity	20,311	15,314
Proceeds from sale of non-mortgage loans held for sale	—	62,491
Net (increase) decrease in loans	(144,586)	(154,466)
Purchases of FHLB stock	(96,645)	(115,905)
Sales of FHLB stock	96,163	116,541
Purchases of BOLI	(2,073)	(2,211)
Proceeds from sale of premises and equipment	3,149	—
Purchases of premises and equipment	(1,258)	(7,651)
Proceeds from sales of foreclosed assets	389	824
Net cash provided (used) by investing activities	(181,784)	595
Financing Activities
Net increase (decrease) in deposits	111,174	34,243
Net increase (decrease) in short-term borrowings with maturities of three months or less	9,600	(38,960)
Cash dividends paid on common stock	(16,179)	(15,746)
Repurchase of common stock	(21,944)	(518)
Net cash provided (used) by financing activities	82,651	(20,981)
Net change in cash and cash equivalents	(1,436)	30,804
Cash and cash equivalents at beginning of period	67,192	61,239
Cash and cash equivalents at end of period	$65,756	$92,043

See accompanying notes to consolidated financial statements (unaudited)

	Nine months ended
	September 30,
	2026	2025
Supplemental Cash Flow Disclosures
Interest paid	$68,150	$83,247
Income taxes paid	631	2,212
Cash dividends declared, not paid	5,443	5,338
Supplemental Disclosures of Noncash Investing and Financing Activities
Loan collateral transferred to foreclosed assets	(9,475)	(1,351)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	5,582	19,816
Loans transferred to non-mortgage loans held for sale	—	62,491

See accompanying notes to consolidated financial statements (unaudited)

Alerus Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto of Alerus Financial Corporation ("the Company") have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Company as of  September 30, 2026 and December 31, 2025, the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025.

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

NOTE 2 Recent Accounting Pronouncements

The following Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Company since January 1, 2026, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2026.

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

NOTE 3 Investment Securities

Trading securities are reported on the Company’s consolidated balance sheet at fair value. The fair value of the Company’s trading securities was $0.8 million and $1.8 million as of  September 30, 2026 and  December 31, 2025, respectively. Changes in the fair value of trading securities are recorded in other noninterest income on the Company’s consolidated statements of income.

The following tables present amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available-for-sale (“AFS”) investment securities and the amortized cost, gross unrealized gains and losses and fair value of held-to-maturity (“HTM”) securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$19,619	$28	$(25)	$—	$19,622
Mortgage backed securities
Residential agency	499,423	—	(24,920)	—	474,502
Asset backed securities	13	—	—	—	13
Corporate bonds	56,984	7	(1,544)	—	55,447
Total available-for-sale investment securities	576,039	35	(26,489)	—	549,584
Held-to-maturity
Obligations of state and political agencies	100,804	—	(9,549)	65	91,255
Mortgage backed securities
Residential agency	132,295	—	(25,515)	46	106,780
Total held-to-maturity investment securities	233,099	—	(35,064)	111	198,035
Total investment securities	$809,138	$35	$(61,553)	$111	$747,619

	December 31, 2025
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Available-for-sale
U.S. Treasury and agencies	$406	$—	$(1)	—	$405
Mortgage backed securities
Residential agency	476,334	988	(576)	—	476,746
Asset backed securities	15	—	—	—	15
Corporate bonds	39,982	—	(3,053)	—	36,929
Total available-for-sale investment securities	516,737	988	(3,630)	—	514,095
Held-to-maturity
Obligations of state and political agencies	111,866	1	(6,462)	72	105,405
Mortgage backed securities
Residential agency	142,705	—	(20,101)	51	122,604
Total held-to-maturity investment securities	254,571	1	(26,563)	123	228,009
Total investment securities	$771,308	$989	$(30,193)	$123	$742,104

The adequacy of the ACL on investment securities is assessed at the end of each quarter. The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2026 represented a credit loss impairment. As of both September 30, 2026 and December 31, 2025, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Additionally, there were corporate bonds in gross unrealized loss positions as of both September 30, 2026 and December 31, 2025; however, all such bonds had an investment grade rating as of both dates. Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. It is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Using a probability of default and loss given default analysis, the ACL on HTM debt securities was $111 thousand and $123 thousand as of September 30, 2026 and December 31, 2025, respectively. The change in the ACL on HTM debt securities was due to a change in the provision for credit losses, with no charge-offs or recoveries for the three and nine months ended September 30, 2026.

Accrued interest receivable on AFS investment securities and HTM investment securities is recorded in accrued interest receivable and is excluded from the estimate of credit losses. As of September 30, 2026, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $2.4 million and $0.8 million, respectively. As of December 31, 2025, the accrued interest receivable on AFS investment securities and HTM investment securities totaled $1.9 million and $1.2 million, respectively.

The Company had no sales of AFS investment securities during the three and nine months ended September 30, 2026 and 2025. The Company had no calls of AFS investment securities during the three months ended September 30, 2026 and calls with proceeds of $3.0 million during the nine months ended September 30, 2026.  For the three and nine months ended September 30, 2025, the Company had calls of AFS investment securities with proceeds of  $0.8 million and $19.0 million, respectively.

The Company had no sales of HTM investment securities for the three and nine months ended September 30, 2026 and 2025.

The following tables present investment securities with gross unrealized losses, for which an ACL was not recorded at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

		September 30, 2026
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	6	$(25)	$9,566	$—	$317	$(25)	$9,883
Mortgage backed securities
Residential agency	63	(24,873)	473,086	(47)	1,399	(24,920)	474,485
Asset backed securities	3	—	11	—	1	—	12
Corporate bonds	9	(183)	15,817	(1,361)	35,137	(1,544)	50,954
Total available-for-sale investment securities	81	$(25,081)	$498,480	$(1,408)	$36,854	$(26,489)	$535,334

		December 31, 2025
		Less than 12 Months		Over 12 Months		Total
	Number of	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(dollars in thousands)	Holdings	Losses	Value	Losses	Value	Losses	Value
Available-for-sale
U.S. Treasury and agencies	2	$(1)	$198	$—	$199	$(1)	$397
Mortgage backed securities
Residential agency	39	(541)	317,084	(35)	4,908	(576)	321,992
Asset backed securities	1	—	—	—	1	—	1
Corporate bonds	8	(4)	478	(3,049)	36,452	(3,053)	36,930
Total available-for-sale investment securities	50	$(546)	$317,760	$(3,084)	$41,560	$(3,630)	$359,320

As of September 30, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on nonaccrual status. The Company did not recognize any interest income on nonaccrual HTM debt securities during the three months ended September 30, 2026 and 2025.

The following table presents the carrying value and fair value of HTM investment securities and the amortized cost and fair value of AFS investment securities as of September 30, 2026, by contractual maturity:

	Held-to-maturity		Available-for-sale
	Carrying	Fair	Amortized	Fair
(dollars in thousands)	Value	Value	Cost	Value
Due within one year or less	$18,051	$16,565	$—	$—
Due after one year through five years	33,254	29,455	45,018	44,096
Due after five years through ten years	18,449	17,017	6,772	6,761
Due after 10 years	31,050	28,217	24,827	24,226
	100,804	91,254	76,617	75,083
Mortgage-backed securities
Residential agency	132,295	106,781	499,422	474,501
Total investment securities	$233,099	$198,035	$576,039	$549,584

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with a total carrying value of $263.3 million and $115.1 million were pledged as of September 30, 2026 and December 31, 2025, respectively, to secure public deposits and for other purposes required or permitted by law.

As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s Federal Reserve stock and Federal Home Loan Bank of Des Moines (“FHLB”) stock was as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Federal Reserve	$8,631	$8,631
FHLB	18,450	17,968

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2026, the conversion ratio was 1.5400. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 6,924 Class B shares (10,663 Class A equivalents) that the Company owned as of September 30, 2026 and December 31, 2025, were carried at a zero cost basis.

NOTE 4 Loans and Allowance for Credit Losses

The following table presents total loans outstanding, by portfolio segment, as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$861,135	$736,833
Commercial real estate − Owner occupied	690,988	427,260
Total commercial and business lending	1,552,123	1,164,093
Investor commercial real estate
Construction, land and development	87,615	246,238
Multifamily	332,535	383,505
Non-owner occupied	905,170	875,862
Total investor commercial real estate	1,325,320	1,505,605
Agricultural
Land	53,725	64,799
Production	54,597	62,500
Total agricultural	108,322	127,299
Total commercial	2,985,765	2,796,997
Consumer
Residential real estate
First lien	809,835	874,737
Construction	32,620	33,703
HELOC	280,771	260,883
Junior lien	31,566	36,844
Total residential real estate	1,154,792	1,206,167
Other consumer	44,203	44,858
Total consumer	1,198,995	1,251,025
Total loans	$4,184,760	$4,048,022

Total loans included net deferred loan (costs) fees of ($5.3) million and $0.1 million at September 30, 2026 and December 31, 2025, respectively. Unearned discounts associated with bank acquisitions totaled $33.4 million and $43.5 million as of September 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans is recorded within accrued interest receivable, and totaled $17.1 million at September 30, 2026 and $18.1 million at December 31, 2025.

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

Loans with a carrying value of $2.6 billion as of both  September 30, 2026 and  December 31, 2025, were pledged to secure public deposits, and for other purposes required or permitted by law.

ACL on Loans

The following tables present, by loan portfolio segment, a summary of the changes in the ACL on loans for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$10,477	$987	$(131)	$1,265	$12,598
Commercial real estate − Owner occupied	5,887	780	—	11	6,678
Total commercial and business lending	16,364	1,767	(131)	1,276	19,276
Investor commercial real estate
Construction, land and development	2,979	(138)	—	—	2,841
Multifamily	3,918	(145)	(93)	—	3,680
Non-owner occupied	10,580	(1,399)	—	—	9,181
Total investor commercial real estate	17,477	(1,682)	(93)	—	15,702
Agricultural
Land	883	(57)	—	—	826
Production	567	(47)	—	30	550
Total agricultural	1,450	(104)	—	30	1,376
Total commercial	35,291	(19)	(224)	1,306	36,354
Consumer
Residential real estate
First lien	9,366	1,329	—	—	10,695
Construction	366	40	—	—	406
HELOC	2,332	555	(71)	—	2,816
Junior lien	397	89	—	2	488
Total residential real estate	12,461	2,013	(71)	2	14,405
Other consumer	609	75	(22)	27	689
Total consumer	13,070	2,088	(93)	29	15,094
Total	$48,361	$2,069	$(317)	$1,335	$51,448

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of $134 thousand related to off-balance sheet credit exposure and ($4) thousand related to HTM investment securities.

	Nine months ended September 30, 2026
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$16,216	$2,941	$(8,884)	$2,325	$12,598
Commercial real estate − Owner occupied	3,097	3,548	—	33	6,678
Total commercial and business lending	19,313	6,489	(8,884)	2,358	19,276
Investor commercial real estate
Construction, land and development	13,210	(10,369)	—	—	2,841
Multifamily	4,380	449	(1,149)	—	3,680
Non-owner occupied	11,006	(1,825)	—	—	9,181
Total investor commercial real estate	28,596	(11,745)	(1,149)	—	15,702
Agricultural
Land	959	(133)	—	—	826
Production	623	(247)	(50)	224	550
Total agricultural	1,582	(380)	(50)	224	1,376
Total commercial	49,491	(5,636)	(10,083)	2,582	36,354
Consumer
Residential real estate
First lien	9,358	1,337	—	—	10,695
Construction	274	132	—	—	406
HELOC	1,787	1,100	(71)	—	2,816
Junior lien	395	1,021	(931)	3	488
Total residential real estate	11,814	3,590	(1,002)	3	14,405
Other consumer	610	161	(168)	86	689
Total consumer	12,424	3,751	(1,170)	89	15,094
Total	$61,915	$(1,885)	$(11,253)	$2,671	$51,448

(1)

The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($0.3) million related to off-balance sheet credit exposure and ($12) thousand related to HTM investment securities.

	Three months ended September 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$8,326	$3,270	$(606)	$2,415	$13,405
Commercial real estate − Owner occupied	3,818	(537)	—	10	3,291
Total commercial and business lending	12,144	2,733	(606)	2,425	16,696
Investor commercial real estate
Construction, land and development	18,529	(1,272)	—	—	17,257
Multifamily	4,876	(539)	—	—	4,337
Non-owner occupied	12,919	(2,796)	—	—	10,123
Total investor commercial real estate	36,324	(4,607)	—	—	31,717
Agricultural
Land	615	384	—	—	999
Production	623	65	—	—	688
Total agricultural	1,238	449	—	—	1,687
Total commercial	49,706	(1,425)	(606)	2,425	50,100
Consumer
Residential real estate
First lien	7,059	2,235	—	—	9,294
Construction	416	(144)	—	—	272
HELOC	1,358	395	(100)	26	1,679
Junior lien	376	63	—	—	439
Total residential real estate	9,209	2,549	(100)	26	11,684
Other consumer	363	12	(34)	2	343
Total consumer	9,572	2,561	(134)	28	12,027
Total	$59,278	$1,136	$(740)	$2,453	$62,127

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($1.1) million related to off-balance sheet credit exposure, ($2) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

	Nine months ended September 30, 2025
	Beginning	Provision for (Recovery	Loan	Loan	Ending
(dollars in thousands)	Balance	of) Credit Losses(1)	Charge-offs	Recoveries	Balance
Commercial
Commercial and business lending
Commercial and industrial	$8,170	$3,276	$(854)	$2,813	$13,405
Commercial real estate − Owner occupied	3,226	37	(4)	32	3,291
Total commercial and business lending	11,396	3,313	(858)	2,845	16,696
Investor commercial real estate
Construction, land and development	16,277	980	—	—	17,257
Multifamily	4,716	(379)	—	—	4,337
Non-owner occupied	16,513	(2,989)	(3,401)	—	10,123
Total investor commercial real estate	37,506	(2,388)	(3,401)	—	31,717
Agricultural
Land	597	402	—	—	999
Production	631	429	(384)	12	688
Total agricultural	1,228	831	(384)	12	1,687
Total commercial	50,130	1,756	(4,643)	2,857	50,100
Consumer
Residential real estate
First lien	6,921	2,427	(54)	—	9,294
Construction	357	(85)	—	—	272
HELOC	1,339	674	(360)	26	1,679
Junior lien	742	(3)	(300)	—	439
Total residential real estate	9,359	3,013	(714)	26	11,684
Other consumer	440	(112)	(112)	127	343
Total consumer	9,799	2,901	(826)	153	12,027
Total	$59,929	$4,657	$(5,469)	$3,010	$62,127

(1)	The difference in the credit loss expense reported herein compared to the consolidated statements of income is associated with the credit loss expense of ($3.9) million related to off-balance sheet credit exposure, ($6) thousand related to HTM investment securities, and $78 thousand related to non-mortgage loans transferred to held for sale.

The ACL on loans at September 30, 2026 was $51.4 million, a decrease of $10.5 million, or 16.9%, from December 31, 2025. The decrease was primarily due to resolution of nonperforming loans.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and industrial and owner occupied real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes and state and county codes. Property type coding is used for investment real estate. There were no industry concentrations exceeding 10% of the Company’s total loan portfolio as of September 30, 2026.

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

The following tables set forth the amortized cost basis of loans by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2026 and December 31, 2025:

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of September 30, 2026	2026 YTD	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$262,486	$206,276	$80,327	$50,062	$29,325	$56,810	$149,619	$834,905
Special mention	—	2,250	454	874	605	133	2,873	7,189
Substandard	—	176	811	13,009	761	2,076	692	17,525
Doubtful	—	—	1,360	156	—	—	—	1,516
Subtotal	$262,486	$208,702	$82,952	$64,101	$30,691	$59,019	$153,184	$861,135
Gross charge-offs	$—	$973	$5,891	$1,443	$247	$330	$—	$8,884
CRE − Owner occupied
Pass	$157,174	$57,327	$143,882	$107,122	$63,700	$146,491	$2,195	$677,891
Special mention	—	1,268	448	—	—	2,692	—	4,408
Substandard	—	—	—	1,394	2,744	4,551	—	8,689
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$157,174	$58,595	$144,330	$108,516	$66,444	$153,734	$2,195	$690,988
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Construction, land and development
Pass	$18,608	$29,701	$33,523	$2,046	$1,174	$1,222	$1,341	$87,615
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$18,608	$29,701	$33,523	$2,046	$1,174	$1,222	$1,341	$87,615
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$34,675	$6,251	$36,371	$71,020	$92,602	$76,659	$—	$317,578
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,691	—	—	12,266	—	14,957
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$34,675	$6,251	$39,062	$71,020	$92,602	$88,925	$—	$332,535
Gross charge-offs	$—	$—	$93	$500	$—	$556	$—	$1,149
CRE − Non-owner occupied
Pass	$125,930	$82,474	$220,960	$100,979	$156,797	$204,765	$721	$892,626
Special mention	—	—	—	—	—	1,003	—	1,003
Substandard	—	—	300	4,461	—	6,780	—	11,541
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$125,930	$82,474	$221,260	$105,440	$156,797	$212,548	$721	$905,170
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Land
Pass	$3,821	$2,890	$7,614	$5,999	$11,671	$15,172	$—	$47,167
Special mention	5,026	—	—	—	—	—	—	5,026
Substandard	720	229	—	—	449	134	—	1,532
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$9,567	$3,119	$7,614	$5,999	$12,120	$15,306	$—	$53,725
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$4,344	$2,216	$3,870	$3,193	$2,312	$585	$33,171	$49,691
Special mention	—	447	126	655	—	—	2,858	4,086
Substandard	—	—	—	—	—	—	820	820
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,344	$2,663	$3,996	$3,848	$2,312	$585	$36,849	$54,597
Gross charge-offs	$—	$—	$—	$50	$—	$—	$—	$50
Residential real estate − First lien
Performing	$31,819	$50,620	$32,524	$99,151	$186,717	$406,518	$—	$807,349
Nonperforming	—	—	—	—	—	2,486	—	2,486
Subtotal	$31,819	$50,620	$32,524	$99,151	$186,717	$409,004	$—	$809,835
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − Construction
Performing	$10,649	$16,564	$5,407	$—	$—	$—	$—	$32,620
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$10,649	$16,564	$5,407	$—	$—	$—	$—	$32,620
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$626	$952	$1,864	$3,669	$4,104	$7,736	$261,139	$280,090
Nonperforming	—	150	—	—	186	344	1	681
Subtotal	$626	$1,102	$1,864	$3,669	$4,290	$8,080	$261,140	$280,771
Gross charge-offs	$—	$—	$—	$25	$46	$—	$—	$71
Residential real estate − Junior lien
Performing	$4,546	$3,612	$3,485	$6,602	$5,330	$7,581	$336	$31,492
Nonperforming	—	—	—	—	—	74	—	74
Subtotal	$4,546	$3,612	$3,485	$6,602	$5,330	$7,655	$336	$31,566
Gross charge-offs for the year ended	$—	$—	$565	$—	$—	$366	$—	$931
Other consumer
Performing	$2,263	$4,392	$1,471	$1,555	$2,094	$2,545	$29,586	$43,906
Nonperforming	—	26	271	—	—	—	—	297
Subtotal	$2,263	$4,418	$1,742	$1,555	$2,094	$2,545	$29,586	$44,203
Gross charge-offs	$—	$18	$8	$104	$—	$38	$—	$168
Total loans	$662,687	$467,821	$577,759	$471,947	$560,571	$958,623	$485,352	$4,184,760
Gross charge-offs	$—	$991	$6,557	$2,122	$293	$1,290	$—	$11,253

							Revolving
(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Loans Amortized
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$242,893	$131,308	$67,934	$43,513	$21,143	$51,586	$145,133	$703,510
Special mention	316	10	560	—	—	28	—	914
Substandard	35	26	2,701	2,970	1,072	6,459	7,115	20,378
Doubtful	1,218	8,638	1,763	298	114	—	—	12,031
Subtotal	$244,462	$139,982	$72,958	$46,781	$22,329	$58,073	$152,248	$736,833
Gross charge-offs	$—	$407	$152	$10	$5	$342	$—	$916
CRE − Owner occupied
Pass	$42,468	$86,030	$55,069	$61,790	$39,654	$126,951	$1,240	$413,202
Special mention	—	449	—	—	—	1,465	769	2,683
Substandard	—	—	1,402	2,867	2,342	4,764	—	11,375
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$42,468	$86,479	$56,471	$64,657	$41,996	$133,180	$2,009	$427,260
Gross charge-offs	$—	$—	$6	$—	$—	$—	$—	$6
CRE − Construction, land and development
Pass	$26,108	$148,261	$18,056	$9,738	$650	$995	$8,229	$212,037
Special mention	—	—	—	178	—	—	—	178
Substandard	—	11,178	—	22,685	—	160	—	34,023
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$26,108	$159,439	$18,056	$32,601	$650	$1,155	$8,229	$246,238
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Multifamily
Pass	$6,338	$26,236	$115,983	$115,403	$30,191	$60,813	$—	$354,964
Special mention	—	—	—	—	831	—	—	831
Substandard	—	5,751	3,972	—	—	17,987	—	27,710
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$6,338	$31,987	$119,955	$115,403	$31,022	$78,800	$—	$383,505
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE − Non-owner occupied
Pass	$102,426	$196,932	$134,443	$169,100	$86,273	$168,082	$1,015	$858,271
Special mention	—	—	—	—	—	1,040	—	1,040
Substandard	—	—	5,344	7,489	2,729	989	—	16,551
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$102,426	$196,932	$139,787	$176,589	$89,002	$170,111	$1,015	$875,862
Gross charge-offs	$—	$—	$—	$632	$775	$1,994	$—	$3,401
Agricultural − Land
Pass	$8,201	$8,285	$8,410	$12,363	$5,202	$12,221	$2,464	$57,146
Special mention	233	—	—	3,315	—	—	—	3,548
Substandard	—	—	303	3,583	—	219	—	4,105
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$8,434	$8,285	$8,713	$19,261	$5,202	$12,440	$2,464	$64,799
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural − Production
Pass	$4,778	$6,219	$4,652	$3,154	$370	$720	$38,945	$58,838
Special mention	—	48	112	—	—	—	213	373
Substandard	—	21	553	1,237	29	342	1,107	3,289
Doubtful	—	—	—	—	—	—	—	—
Subtotal	$4,778	$6,288	$5,317	$4,391	$399	$1,062	$40,265	$62,500
Gross charge-offs	$—	$—	$—	$384	$—	$—	$—	$384
Residential real estate − First lien
Performing	$53,688	$37,893	$122,651	$210,228	$234,461	$213,214	$—	$872,135
Nonperforming	—	—	499	—	642	1,461	—	2,602
Subtotal	$53,688	$37,893	$123,150	$210,228	$235,103	$214,675	$—	$874,737
Gross charge-offs	$—	$—	$—	$—	$7	$48	$—	$55
Residential real estate − Construction
Performing	$18,097	$10,459	$—	$—	$467	$—	$—	$29,023
Nonperforming	—	—	—	4,680	—	—	—	4,680
Subtotal	$18,097	$10,459	$—	$4,680	$467	$—	$—	$33,703
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate − HELOC
Performing	$757	$2,121	$3,716	$5,252	$975	$5,649	$242,285	$260,755
Nonperforming	—	—	25	50	—	53	—	128
Subtotal	$757	$2,121	$3,741	$5,302	$975	$5,702	$242,285	$260,883
Gross charge-offs	$—	$100	$10	$438	$—	$—	$—	$548
Residential real estate − Junior lien
Performing	$4,753	$4,995	$8,609	$7,090	$3,977	$4,995	$50	$34,469
Nonperforming	—	1,775	—	—	—	600	—	2,375
Subtotal	$4,753	$6,770	$8,609	$7,090	$3,977	$5,595	$50	$36,844
Gross charge-offs	$—	$—	$—	$300	$—	$—	$—	$300
Other consumer
Performing	$5,330	$2,318	$3,016	$3,056	$157	$3,651	$26,982	$44,510
Nonperforming	—	319	—	—	—	29	—	348
Subtotal	$5,330	$2,637	$3,016	$3,056	$157	$3,680	$26,982	$44,858
Gross charge-offs	$—	$16	$31	$22	$—	$69	$—	$138
Total loans	$517,639	$689,272	$559,773	$690,039	$431,279	$684,473	$475,547	$4,048,022
Gross charge-offs	$—	$523	$199	$1,786	$787	$2,453	$—	$5,748

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

The following tables present a past due aging analysis of total loans outstanding, by portfolio segment, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$847,326	$1,381	$9,832	$—	$2,596	$861,135
Commercial real estate − Owner occupied	689,588	—	1,267	—	133	690,988
Total commercial and business lending	1,536,914	1,381	11,099	—	2,729	1,552,123
Investor commercial real estate
Construction, land and development	87,615	—	—	—	—	87,615
Multifamily	331,246	—	416	—	873	332,535
Non-owner occupied	905,024	—	—	—	146	905,170
Total investor commercial real estate	1,323,885	—	416	—	1,019	1,325,320
Agricultural
Land	52,980	229	382	—	134	53,725
Production	54,387	45	165	—	—	54,597
Total agricultural	107,367	274	547	—	134	108,322
Total commercial	2,968,166	1,655	12,062	—	3,882	2,985,765
Consumer
Residential real estate
First lien	807,074	345	441	—	1,975	809,835
Construction	32,620	—	—	—	—	32,620
HELOC	279,857	212	—	21	681	280,771
Junior lien	31,406	—	86	—	74	31,566
Total residential real estate	1,150,957	557	527	21	2,730	1,154,792
Other consumer	43,895	11	—	—	297	44,203
Total consumer	1,194,852	568	527	21	3,027	1,198,995
Total	$4,163,018	$2,223	$12,589	$21	$6,909	$4,184,760

	December 31, 2025
				90 Days
	Accruing	30 - 59 Days	60 - 89 Days	or More		Total
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Nonaccrual	Loans
Commercial
Commercial and business lending
Commercial and industrial	$723,436	$689	$—	$—	$12,708	$736,833
Commercial real estate − Owner occupied	426,803	—	314	—	143	427,260
Total commercial and business lending	1,150,239	689	314	—	12,851	1,164,093
Investor commercial real estate
Construction, land and development	212,515	—	—	—	33,723	246,238
Multifamily	373,308	—	—	—	10,197	383,505
Non-owner occupied	874,042	163	—	—	1,657	875,862
Total investor commercial real estate	1,459,865	163	—	—	45,577	1,505,605
Agricultural
Land	63,961	674	—	—	164	64,799
Production	62,105	53	—	—	342	62,500
Total agricultural	126,066	727	—	—	506	127,299
Total commercial	2,736,170	1,579	314	—	58,934	2,796,997
Consumer
Residential real estate
First lien	869,291	2,051	794	—	2,601	874,737
Construction	29,023	—	—	—	4,680	33,703
HELOC	260,467	287	—	—	129	260,883
Junior lien	34,362	107	—	—	2,375	36,844
Total residential real estate	1,193,143	2,445	794	—	9,785	1,206,167
Other consumer	44,471	37	4	—	346	44,858
Total consumer	1,237,614	2,482	798	—	10,131	1,251,025
Total	$3,973,784	$4,061	$1,112	$—	$69,065	$4,048,022

In calculating expected credit losses, the Company includes loans on nonaccrual status and loans 90 days or more past due and still accruing. The following tables present the amortized cost basis on nonaccrual status loans and loans 90 days or more past due and still accruing as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$2,596	$2,596	$—
Commercial real estate − Owner occupied	133	133	—
Total commercial and business lending	2,729	2,729	—
Investor commercial real estate
Construction, land and development	—	—	—
Multifamily	873	873	—
Non-owner occupied	146	146	—
Total investor commercial real estate	1,019	1,019	—
Agricultural
Land	134	134	—
Production	—	—	—
Total agricultural	134	134	—
Total commercial	3,882	3,882	—
Consumer
Residential real estate
First lien	603	1,975	—
Construction	—	—	—
HELOC	682	681	21
Junior lien	74	74	—
Total residential real estate	1,359	2,730	21
Other consumer	297	297	—
Total consumer	1,656	3,027	21
Total	$5,538	$6,909	$21

	December 31, 2025
			90 Days
	Nonaccrual		or More
	with no Allowance		Past Due
(dollars in thousands)	for Credit Losses	Nonaccrual	and Accruing
Commercial
Commercial and business lending
Commercial and industrial	$—	$12,708	$—
Commercial real estate − Owner occupied	89	143	—
Total commercial and business lending	89	12,851	—
Investor commercial real estate
Construction, land and development	26,475	33,723	—
Multifamily	4,733	10,197	—
Non-owner occupied	1,657	1,657	—
Total investor commercial real estate	32,865	45,577	—
Agricultural
Land	164	164	—
Production	—	342	—
Total agricultural	164	506	—
Total commercial	33,118	58,934	—
Consumer
Residential real estate
First lien	2,298	2,601	—
Construction	4,680	4,680	—
HELOC	—	129	—
Junior lien	2,305	2,375	—
Total residential real estate	9,283	9,785	—
Other consumer	—	346	—
Total consumer	9,283	10,131	—
Total	$42,401	$69,065	$—

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2026 and 2025, is estimated to have been $1.4 million and $3.8 million, respectively.

The Company’s policy is to reverse previously recorded interest income when a loan is placed on nonaccrual status. As a result, the Company did not record any interest income on its nonaccrual loans for the three months ended September 30, 2026 or 2025. At September 30, 2026 and December 31, 2025, total accrued interest receivable on loans, which had been excluded from reported amortized cost basis on loans, was $17.1 million and $18.1 million, respectively, and was reported within accrued interest receivable on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$—	$1,516	$992	$2,508	$1,541
Commercial real estate − Owner occupied	133	—	—	133	28
Total commercial and business lending	133	1,516	992	2,641	1,569
Investor commercial real estate
Construction, land and development	—	—	—	—	—
Multifamily	873	—	—	873	261
Non-owner occupied	146	—	—	146	44
Total investor commercial real estate	1,019	—	—	1,019	305
Agricultural
Land	134	—	—	134	40
Production	—	—	—	—	—
Total agricultural	134	—	—	134	40
Total commercial	1,286	1,516	992	3,794	1,914
Consumer
Residential real estate
First lien	1,878	—	—	1,878	22
Construction	—	—	—	—	—
HELOC	388	—	—	388	116
Junior lien	—	—	—	—	—
Total residential real estate	2,266	—	—	2,266	138
Other consumer	—	—	266	266	266
Total consumer	2,266	—	266	2,532	404
Total	$3,552	$1,516	$1,258	$6,326	$2,318

	As of December 31, 2025
	Primary Type of Collateral
					Allowance for
(dollars in thousands)	Real estate	Equipment	Other	Total	Credit Losses
Commercial
Commercial and business lending
Commercial and industrial	$651	$—	$—	$651	$43
Commercial real estate − Owner occupied	142	—	—	142	4
Total commercial and business lending	793	—	—	793	47
Investor commercial real estate
Construction, land and development	33,723	—	—	33,723	5,635
Multifamily	10,197	—	—	10,197	865
Non-owner occupied	1,657	—	—	1,657	—
Total investor commercial real estate	45,577	—	—	45,577	6,500
Agricultural
Land	164	—	—	164	—
Production	—	—	342	342	42
Total agricultural	164	—	342	506	42
Total commercial	46,534	—	342	46,876	6,589
Consumer
Residential real estate
First lien	2,528	—	—	2,528	229
Construction	4,680	—	—	4,680	—
HELOC	—	—	—	—	—
Junior lien	2,304	—	—	2,304	—
Total residential real estate	9,512	—	—	9,512	229
Other consumer	—	—	319	319	319
Total consumer	9,512	—	319	9,831	548
Total	$56,046	$—	$661	$56,707	$7,137

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

The following table presents the amortized cost basis of loans as of  September 30, 2026, by class of type of modification, that were experiencing financial difficulty during the three and nine months ended September 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of  September 30, 2026 is also presented below.

Three months ended September 30, 2026
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Commercial and industrial	$—	$—	$—	$149	$—	$—	0.0%

Nine months ended September 30, 2026
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Commercial and industrial	$—	$—	$—	$946	$—	$—	0.1%

The following table presents the amortized cost basis of loans as of September 30, 2025, by class of type of modification, that were experiencing financial difficulty during the three and nine months ended September 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of the class of financing receivable as of  September 30, 2025 is also presented below.

Three months ended September 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	—	—	—	—	—	—	0.0%

Nine months ended September 30, 2025
					Combination Term	Combination Term
	Interest Rate	Principal	Term	Payment	Extension and	Extension and Interest	Total %
(dollars in thousands)	Reduction	Forgiveness	Extension	Delay	Principal Forgiveness	Rate Reduction	of Portfolio
Agricultural − Land	$—	$—	$—	$1,463	$—	$—	2.3%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three months ended September 30, 2026 and 2025, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

 NOTE 5 Land, Premises and Equipment, Net

Components of land, premises and equipment, net at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Land (1)	$5,345	$6,425
Buildings and improvements (1)	36,694	39,979
Leasehold improvements	2,657	2,657
Furniture, fixtures, and equipment	43,692	42,933
	88,388	91,994
Less accumulated depreciation	(48,858)	(48,741)
Total	$39,530	$43,253

(1)	Excludes assets held for sale.

Depreciation expense was $1.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $4.0 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company has entered into an agreement to sell the Civic Center branch building in Rochester, Minnesota for $6.5 million.  As of September 30, 2026, the facility had a carrying value of approximately $7.4 million. As a result, the carrying value of these assets was adjusted to fair value less estimated selling costs, resulting in a loss of $0.9 million. The loss was included in other non-interest income on the Company’s consolidated income statement as the West Fargo, North Dakota facility sale also closed in the third quarter, resulting in a total net gain on sale of fixed assets of $1.6 million.  As of September 30, 2026, the assets held for sale consisted of land and buildings totaling $6.5 million, which are included in other assets on the Company’s consolidated balance sheet and were not included in the table above.

NOTE 6 Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill, by segment, as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Banking	$74,111	$74,111
Retirement and benefit services	11,523	11,523
Total goodwill	$85,634	$85,634

Goodwill is evaluated for impairment on an annual basis, at a minimum, and more frequently when the economic environment or specific circumstances warrant. The Company determined that there was no goodwill impairment as of September 30, 2026.

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Identifiable customer intangibles	$27,504	$(23,214)	$4,290	$27,504	$(22,456)	$5,048
Core deposit intangible assets	41,092	(17,934)	23,158	41,092	(12,769)	28,323
Total intangible assets	$68,596	$(41,148)	$27,448	$68,596	$(35,225)	$33,371

Amortization of total intangible assets was $2.0 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of total intangible assets was $5.9 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 7 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $601.9 million and $660.7 million as of September 30, 2026 and December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights. As of and for the year ended December 31, 2025 and 2024, the Company elected to subsequently measure mortgage servicing rights (“MSRs”) at fair value. The Company accounted for MSRs at the lower of amortized cost or fair value for all periods prior to December 31, 2023.

The following table presents the changes in fair value of the Company’s MSR portfolio for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$7,022	$7,184	$6,383	$7,918
Additions from loans sold with servicing rights retained	33	53	89	154
Change in fair value	361	(529)	944	(1,364)
Balance at end of period	$7,416	$6,708	$7,416	$6,708

The following is a summary of key data and assumptions used in the valuation of servicing rights as of September 30, 2026 and December 31, 2025. Increases or decreases in any one of these assumptions would result in lower or higher fair value measurements.

	September 30,	December 31,
(dollars in thousands)	2026	2025
Fair value of servicing rights	$7,416	$6,383
Weighted-average remaining term, years	21.6	21.5
Prepayment speeds	7.2%	14.4%
Discount rate	10.8%	10.0%

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

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the consolidated financial statements. The following table presents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated financial statements as of September 30, 2026 and December 31, 2025:

		September 30,	December 31,
(dollars in thousands)		2026	2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$31,528	$28,761
Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$42,232	$36,282

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

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term, years
Operating leases	15.6	16.9
Weighted-average discount rate
Operating leases	5.0%	5.1%

As the Company elected, for all classes of underlying assets, not to separate lease and non‑lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for usage or maintenance of those capitalized equipment operating leases.

The following table presents lease costs and other lease information for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Lease costs
Operating lease cost	$945	$621	$2,520	$1,861
Variable lease cost	365	132	862	258
Short-term lease cost	50	146	197	605
Sublease income	(19)	(43)	(55)	(164)
Net lease cost	$1,341	$856	$3,524	$2,560
Other information
Cash paid for amounts included in the measurement of lease liabilities operating cash flows from operating leases	$945	$719	$2,520	$1,916
Right-of-use assets obtained in exchange for new operating lease liabilities	300	19,750	5,582	19,816

Future minimum payments for finance and operating leases with initial or remaining terms of one year or more as of September 30, 2026 were as follows:

Operating
(dollars in thousands)	Leases
Twelve months ended
September 30, 2027	$3,774
September 30, 2028	3,816
September 30, 2029	3,975
September 30, 2030	4,038
September 30, 2031	4,147
Thereafter	45,406
Total future minimum lease payments	$65,156
Amounts representing interest	(22,924)
Total operating lease liabilities	$42,232

NOTE 9 Deposits

The components of deposits in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Noninterest-bearing	$813,493	$807,896
Interest-bearing
Interest-bearing demand	1,430,016	1,296,315
Savings accounts	169,556	173,759
Money market savings	1,307,677	1,337,491
Time deposits	582,435	576,542
Total interest-bearing	3,489,684	3,384,107
	$4,303,177	$4,192,003

Certificates of deposit in excess of $250,000 totaled $194.2 million and $190.5 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 10 Short‑Term Borrowings

Short-term borrowings at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Fed funds purchased	$98,400	$58,800
FHLB short-term advances	220,000	250,000
Total	$318,400	$308,800

NOTE 11 Long‑Term Debt

Long‑term debt as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed for first 5 years, then repriced at the FHLB rate + 3.00%	6.75%	3/30/2036	3/30/2031
Junior subordinated debenture (Trust I)	4,124	3,707	Three-month CME SOFR + 0.26% + 3.10%	7.44%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,560	Three-month CME SOFR + 0.26% + 1.80%	5.96%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,267

	December 31, 2025
				Period End
	Face	Carrying		Interest	Maturity
(dollars in thousands)	Value	Value	Interest Rate	Rate	Date	Call Date
Subordinated notes payable	$50,000	$50,000	Fixed	3.50%	3/30/2031	3/31/2026
Junior subordinated debenture (Trust I)	4,124	3,673	Three-month CME SOFR + 0.26% + 3.10%	7.05%	6/26/2033	6/26/2008
Junior subordinated debenture (Trust II)	6,186	5,509	Three-month CME SOFR + 0.26% + 1.80%	5.78%	9/15/2036	9/15/2011
Total long-term debt	$60,310	$59,182

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

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk as of September 30, 2026 and December 31, 2025, respectively, was as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,078,522	$1,038,347
Standby letters of credit	16,113	14,393
Total	$1,094,635	$1,052,740

The Company establishes an ACL on unfunded commitments, except those that are unconditionally cancellable by the Company. As of  September 30, 2026 and December 31, 2025, the ACL on unfunded commitments was $3.6 million and $3.9 million, respectively. The ACL on unfunded commitments was presented within accrued expenses and other liabilities on the consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, the provision (recovery) for credit losses on unfunded commitments was ($0.3) million and ($3.9) million, respectively.

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

The Company utilizes standby letters of credit issued by either the Federal Home Loan Bank or the Bank of North Dakota to secure public unit deposits. Letters of credit outstanding with the Federal Home Loan Bank totaled $4.9 million as of September 30, 2026, compared to $33.6 million as of  December 31, 2025. The Company had no letters of credit outstanding with the Bank of North Dakota as of  September 30, 2026, compared to $126.0 million as of  December 31, 2025. As a result, no loans were pledged to the Bank of North Dakota as collateral as of September 30, 2026.  As of  December 31, 2025, letters of credit issued by the Bank of North Dakota were collateralized by loans pledged in the amount of $549.0 million.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any accrued liabilities recorded for loss contingencies that were required to be disclosed.

NOTE 13 Share-Based Compensation

On May 6, 2019, the Company’s stockholders approved the Alerus Financial Corporation 2019 Equity Incentive Plan. This plan allows the compensation committee of the Board of Directors of the Company the ability to grant a wide variety of equity awards, including stock options, stock appreciation rights, stock awards, and cash incentive awards in such forms and amounts as it deems appropriate to accomplish the goals of the plan. Since inception, all awards issued under the plan have been restricted stock and restricted stock units. Any shares subject to an award that is cancelled, forfeited, or expires prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan. However, shares subject to an award shall not again be made available for issuance or delivery under the plan if such shares are (a) tendered in payment of the exercise price of a stock option, (b) delivered to, or withheld by, the Company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted stock units until shares of the Company’s common stock are delivered after vesting of the restricted stock units. Shares vest, become exercisable and contain such other terms and conditions as determined by the compensation committee and set forth in individual agreements with the participant receiving the award. Awards issued to Company directors vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The plan authorizes the issuance of up to 1,100,000 shares of common stock. As of September 30, 2026, 455,196 shares of common stock were still available for issuance under the plan.

The compensation expense relating to awards under this plan was $0.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The compensation expense relating to awards under this plan was $2.4 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the activity in the stock plan for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026		2025
		Weighted-		Weighted-
		Average Grant		Average Grant
	Awards	Date Fair Value	Awards	Date Fair Value
Restricted Stock and Restricted Stock Unit Awards
Outstanding at beginning of period	296,468	$20.61	289,549	$21.94
Granted	117,838	26.21	123,055	20.16
Vested	(91,021)	20.39	(64,014)	22.44
Forfeited or cancelled	(10,208)	20.68	(33,074)	25.80
Outstanding at end of period	313,077	$22.78	315,516	$20.74

As of September 30, 2026, there was $4.1 million of unrecognized compensation expense related to non-vested awards granted under the plan. The expense is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 14 Income Taxes

The components of income tax expense (benefit) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026		2025
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$5,251	21.0%	$4,625	21.0%
Tax effect of:
Tax exempt income	(662)	(2.6)%	(584)	(2.7)%
State income taxes, net of federal benefits	1,204	4.8%	1,071	4.9%
Nondeductible items and other	13	0.1%	(11)	—%
Applicable income taxes	$5,806	23.3%	$5,101	23.2%

	Nine months ended September 30,
	2026		2025
		Percent of		Percent of
(dollars in thousands)	Amount	Pretax Income	Amount	Pretax Income
Taxes at statutory federal income tax rate	$17,332	21.0%	$13,848	21.0%
Tax effect of:
Tax exempt income	(1,855)	(2.2)%	(1,539)	(2.3)%
State income taxes, net of federal benefits	3,414	4.1%	3,256	4.9%
Nondeductible items and other	608	0.7%	(114)	(0.2)%
Applicable income taxes	$19,499	23.6%	$15,451	23.4%

It is the opinion of management that, as of September 30, 2026, the Company had no significant uncertain tax positions that would be subject to change upon examination.

NOTE 15 Tax Credit Investments

The Company invests in qualified affordable housing projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing project tax credits as of September 30, 2026 and December 31, 2025:

		September 30, 2026		December 31, 2025
(dollars in thousands)		Investment	Unfunded Commitment	Investment	Unfunded Commitment
Investment	Accounting Method
Low income housing tax credit	Proportional amortization	$37,906	$15,481	$22,906	$5,082

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$601	$(748)	$455	$(513)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

	Nine months ended September 30,
	2026		2025
	Amortization	Tax Benefit	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)	Expense (1)	Recognized (2)
Low income housing tax credit	$1,765	$(2,237)	$1,369	$(1,538)

(1)	The amortization expense for low income housing tax credits was included in the income tax expense.
(2)	All of the tax benefits recognized were included in income tax expense.

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

The Company’s reportable segments include the following:

●

Banking: Offers a complete line of loan, deposit, cash management, and treasury services through 25 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the Banking segment’s balance sheet.

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

The following tables present key metrics related to the Company’s segments for the periods presented:

	As of and for the three months ended September 30, 2026
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$47,767	$—	$—	$(1,044)	$46,723
Provision for credit losses	2,199	—	—	—	2,199
Noninterest income (loss)	7,163	17,664	8,001	1,522	34,350
Noninterest expense
Compensation	13,475	7,968	3,131	1,522	26,096
Employee taxes and benefits	3,519	2,307	688	863	7,377
Business services, software and technology expense	2,661	1,585	1,088	123	5,457
Merger and acquisition expense	—	—	—	15	15
Other noninterest expense	10,199	3,159	1,255	310	14,923
Total noninterest expense	29,854	15,019	6,162	2,833	53,868
Net income (loss) before taxes	$22,877	$2,645	$1,839	$(2,355)	$25,006
Total assets	$5,297,439	$33,538	$466	$71,660	$5,403,103

	As of and for the nine months ended September 30, 2026
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$142,065	$—	$—	$(2,718)	$139,347
Provision for credit losses	(2,188)	—	—	—	(2,188)
Noninterest income (loss)	20,550	52,418	22,942	2,230	98,140
Noninterest expense
Compensation	37,732	23,565	9,908	5,133	76,338
Employee taxes and benefits	9,805	6,659	2,072	2,236	20,772
Business services, software and technology expense	8,077	5,029	3,236	394	16,736
Merger and acquisition expense	—	—	—	(13)	(13)
Other noninterest expense	29,890	9,452	3,047	919	43,308
Total noninterest expense	85,504	44,705	18,263	8,669	157,141
Net income (loss) before taxes	$79,299	$7,713	$4,679	$(9,157)	$82,534
Total assets	$5,297,439	$33,538	$466	$71,660	$5,403,103

	As of and for the three months ended September 30, 2025
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$43,788	$—	$—	$(652)	$43,136
Provision for credit losses	—	—	—	—	—
Noninterest income	6,216	16,496	6,560	158	29,430
Noninterest expense
Compensation	12,562	7,364	3,519	1,539	24,984
Employee taxes and benefits	3,001	1,899	561	633	6,094
Business services, software and technology expense	2,909	1,852	1,379	145	6,285
Merger and acquisition expense	—	—	—	(43)	(43)
Other noninterest expense	10,225	2,279	424	293	13,221
Total noninterest expense	28,697	13,394	5,883	2,567	50,541
Net income (loss) before taxes	$21,307	$3,102	$677	$(3,061)	$22,025
Total assets	$5,236,412	$30,941	$5,777	$57,443	$5,330,573

	As of and for the nine months ended September 30, 2025
		Retirement and	Wealth Advisory	Corporate
(dollars in thousands)	Banking	Benefit Services	Services	Administration	Consolidated
Net interest income (loss)	$129,279	$—	$—	$(1,954)	$127,325
Provision for credit losses	863	—	—	—	863
Noninterest income	19,298	48,625	20,827	74	88,824
Noninterest expense
Compensation	36,476	21,644	9,954	4,214	72,288
Employee taxes and benefits	10,170	6,225	2,023	2,072	20,490
Business services, software and technology expense	8,957	5,776	2,683	489	17,905
Merger and acquisition expense	—	—	—	254	254
Other noninterest expense	29,753	6,532	1,192	930	38,407
Total noninterest expense	85,356	40,177	15,852	7,959	149,344
Net income (loss) before taxes	$62,358	$8,448	$4,975	$(9,839)	$65,942
Total assets	$5,236,412	$30,941	$5,777	$57,443	$5,330,573

NOTE 17 Earnings Per Share

The calculations of basic and diluted earnings per share using the two-class method for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Net income	$19,200	$16,924	$63,035	$50,491
Dividends and undistributed earnings allocated to participating securities	171	147	571	445
Net income available to common stockholders	$19,029	$16,777	$62,464	$50,046
Weighted-average common shares outstanding for basic earnings per share	24,851	25,395	25,102	25,374
Dilutive effect of stock-based awards	310	318	308	319
Weighted-average common shares outstanding for diluted earnings per share	25,161	25,713	25,410	25,693
Earnings per common share:
Basic earnings per common share	$0.77	$0.66	$2.49	$1.97
Diluted earnings per common share	$0.76	$0.65	$2.46	$1.95

There were no antidilutive shares for the three and nine months ended September 30, 2026 and 2025.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of September 30, 2026, the Company only used fair value and cash flow hedges.

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

Cash flow hedges: These derivatives are interest rate swaps the Company uses to hedge the variability of expected future cash flows due to market interest changes. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in accrued expenses and other liabilities (when the fair value is negative). Changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within accumulated other comprehensive income (loss) (“AOCI”). The Company estimates that no additional amounts will be reclassified as an increase to interest expense over the next 12 months. All cash flow hedges were highly effective for the three and nine months ended September 30, 2026. As of September 30, 2026, the maximum length of time over which forecasted transactions are hedged was 38 months.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2026 and December 31, 2025:

	Derivative Assets (1)		Derivative Liabilities (2)
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
September 30, 2026
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	200,000	3,101	—	—
Total derivatives designated as hedging instruments	$200,000	$3,101	$—	$—
Not designated as hedging instruments:
Interest rate swaps (3)	$540,526	$13,452	$556,526	$14,301
Interest rate lock commitments	—	—	24,415	133
Forward loan sales commitments	—	—	—	3
To-be-announced mortgage backed securities	36,000	626	—	—
Total asset derivatives not designated as hedging instruments	$576,526	$14,078	$580,941	$14,437
December 31, 2025
Designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	—	—	200,000	19
Total derivatives designated as hedging instruments	$—	$—	$200,000	$19
Not designated as hedging instruments:
Interest rate swaps (3)	$490,341	$10,454	$507,341	$10,603
Interest rate lock commitments	17,985	256	—	—
Forward loan sales commitments	12,082	248	—	—
To-be-announced mortgage backed securities	—	—	30,500	60
Total asset derivatives not designated as hedging instruments	$520,408	$10,958	$537,841	$10,663

(1)	Derivative assets are included in other assets on the Company’s consolidated balance sheet.
(2)	Derivative liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.
(3)	Reported fair values include accrued interest receivable and payable.

The following table shows the effective portion of the gains (losses) recognized in OCI and the gains (losses), before tax, reclassified from OCI into earnings for the periods indicated:

		Gains (Losses)
	Gains (Losses)	Reclassified
	Recognized in	from OCI
(dollars in thousands)	OCI	into Earnings
Derivatives designated as hedging instruments
For the three months ended September 30, 2026
Cash flow hedges:
Interest rate swaps	$2,055	$—

For the three months ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$77	$—

For the nine months ended September 30, 2026
Cash flow hedges:
Interest rate swaps	$3,120	$—

For the nine months ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$(532)	$(22)

The following table shows the effect of fair value and cash flow hedge accounting on derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense
	Loans,	Investment
	including	securities -	Short-term
(dollars in thousands)	fees	Taxable	borrowings
For the three months ended September 30, 2026
Total amounts in the Consolidated Statements of Income	$61,455	$7,525	$2,886
Fair value hedges:
Interest rate swaps	—	(1)	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the three months ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$63,875	$5,091	$2,506
Fair value hedges:
Interest rate swaps	—	150	—
Cash flow hedges:
Interest rate swaps	—	—	—

For the nine months ended September 30, 2026
Total amounts in the Consolidated Statements of Income	$182,290	$21,888	$8,178
Fair value hedges:
Interest rate swaps	—	(12)	—
Cash flow hedges:
Interest rate swaps	—	—	—
For the nine months ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$189,222	$16,108	$9,327
Fair value hedges:
Interest rate swaps	—	441	—
Cash flow hedges:
Interest rate swaps	—	—	(22)

The gain (loss) recognized on derivatives not designated as hedging relationships for the three and nine months ended September 30, 2026 and 2025 was as follows:

(dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Consolidated Statements of Income Location	2026	2025	2026	2025
Interest rate swaps	Mortgage banking	(654)	14	(705)	392
Interest rate lock commitments	Mortgage banking	(676)	(247)	(439)	350
Forward loan sales commitments	Mortgage banking	(65)	100	(251)	(97)
To-be-announced mortgage backed securities	Mortgage banking	1,053	(223)	1,240	(563)
Total gain (loss) from derivatives not designated as hedging instruments		$(342)	$(356)	$(155)	$82

The Company has third party agreements that require a minimum dollar transfer amount upon a margin call. These requirements are dependent on certain specified credit measures. There was no collateral posted with third parties at either  September 30, 2026 or  December 31, 2025. If any, the amount of collateral posted with third parties would be deemed to be sufficient as of those dates to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.

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

As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for non-performance risk, related to these agreements was $14.3 million and $10.6 million, respectively. As of September 30, 2026 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had $16.2 million posted cash collateral, compared to no posted collateral as of December 31, 2025. If the Company had breached any of these provisions at September 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $14.3 million and $10.6 million, respectively.

Balance Sheet Offsetting

The following tables present the Company’s derivative positions and the potential effect of netting arrangements on its financial position as of the dates indicated:

				Gross Amount
				Not Offset in the
				Consolidated
				Balance Sheets
	Gross Amount	Gross Amount	Net Amount
	Recognized in the	Offset in the	Presented in the
	Consolidated	Consolidated	Consolidated	Cash Collateral
(dollars in thousands)	Balance Sheets	Balance Sheets	Balance Sheets	Pledged (Received)	Net Amount
September 30, 2026
Derivative assets:
Interest rate swaps − Company (1)	$3,101	$—	$3,101	$—	$3,101
Interest rate swaps − dealer bank (1)	13,301	—	13,301	(680)	12,621
Interest rate swaps − customer (2)	151	—	151	—	151
To-be-announced mortgage backed securities	626	—	626	—	626
Total	$17,179	$—	$17,179	$(680)	$16,499
Derivative liabilities:
Interest rate swaps − Company (1)	$—	$—	$—	$—	$—
Interest rate swaps − dealer bank (1)	931	—	931	16,190	(15,259)
Interest rate swaps − customer (2)	13,370	—	13,370	—	13,370
To-be-announced mortgage backed securities	—	—	—	—	—
Total	$14,301	$—	$14,301	$16,190	$(1,889)

(1)	The Company maintains a master netting agreement with each counterparty and settles collateral on a net basis for all interest rate swaps with counterparty banks.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, tier 1, and total capital (as defined in the regulations) to risk weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes that, at September 30, 2026 and December 31, 2025, each of the Company and the Bank had met all of the capital adequacy requirements to which it was subject.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025:

	September 30, 2026
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$484,924	10.52%	$207,382	4.50%	N/A	N/A
Bank	481,601	10.57%	205,099	4.50%	296,254	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	494,191	10.72%	276,509	6.00%	N/A	N/A
Bank	481,601	10.57%	273,465	6.00%	364,621	8.00%
Total capital to risk weighted assets
Consolidated (1)	599,343	13.01%	368,679	8.00%	N/A	N/A
Bank	536,753	11.78%	364,621	8.00%	455,776	10.00%
Tier 1 capital to average assets
Consolidated (1)	494,191	9.58%	206,299	4.00%	N/A	N/A
Bank	481,601	9.35%	205,927	4.00%	257,408	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

	December 31, 2025
					Minimum to be
			Minimum Required		Well Capitalized
			for Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk weighted assets
Consolidated (1)	$452,125	10.28%	$198,002	4.50%	N/A	N/A
Bank	448,675	10.41%	194,009	4.50%	280,235	6.50%
Tier 1 capital to risk weighted assets
Consolidated (1)	461,307	10.48%	264,002	6.00%	N/A	N/A
Bank	448,675	10.41%	258,679	6.00%	344,905	8.00%
Total capital to risk weighted assets
Consolidated (1)	566,443	12.87%	352,003	8.00%	N/A	N/A
Bank	502,714	11.66%	344,905	8.00%	431,131	10.00%
Tier 1 capital to average assets
Consolidated (1)	461,307	8.86%	208,235	4.00%	N/A	N/A
Bank	448,675	8.62%	208,160	4.00%	260,200	5.00%

(1)	“Minimum to be Well Capitalized Under Prompt Corrective Action” is not formally defined under applicable banking regulations for bank holding companies.

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval, including rules requiring a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to the limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2026, the capital ratios for the Company and the Bank were sufficient to meet the conservation buffer. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital and liquidity to maintain their Federal Housing Administration approval status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of September 30, 2026 and December 31, 2025, the Company was in compliance with the aforementioned guidelines.

NOTE 20 Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the three months ended
	September 30, 2026			September 30, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(18,931)	$4,924	$(14,007)	$7,440	$(1,868)	$5,572
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	9	(2)	7	39	(10)	29
Net change	(18,940)	4,926	(14,014)	7,401	(1,858)	5,543
Cash Flow Hedges:
Change in fair value	2,055	(536)	1,519	77	(19)	58
Less: reclassified AOCI gain (loss) into interest expense (2)	—	—	—	—	—	—
Net change	2,055	(536)	1,519	77	(19)	58
Other Derivatives:
Change in fair value	—	—	—	(123)	31	(92)
Other comprehensive income (loss)	$(16,885)	$4,390	$(12,495)	$7,355	$(1,846)	$5,509

(1)

Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.

(2)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.

	For the nine months ended
	September 30, 2026			September 30, 2025
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Debt Securities:
Change in fair value	$(23,812)	$6,215	$(17,597)	$26,294	$(6,600)	$19,694
Less: reclassification adjustment from amortization of securities transferred from AFS to HTM (1)	42	(13)	29	133	(33)	100
Net change	(23,854)	6,228	(17,626)	26,161	(6,567)	19,594
Cash Flow Hedges:
Change in fair value	3,120	(812)	2,308	(532)	134	(398)
Less: reclassified AOCI gain (loss) into interest expense (2)	—	—	—	(22)	6	(16)
Net change	3,120	(812)	2,308	(510)	128	(382)
Other Derivatives:
Change in fair value	—	—	—	(246)	62	(184)
Other comprehensive income (loss)	$(20,734)	$5,416	$(15,318)	$25,405	$(6,377)	$19,028

(1)

Reclassified into taxable and/or exempt from federal income taxes interest income on investment securities on the consolidated statements of income. Refer to “NOTE 3 Investment Securities” for further details.

(2)	Reclassified into interest expense on short-term borrowings on the consolidated statements of income. Refer to “NOTE 18 Derivative Instruments” for further details.

		Net Unrealized	Net Unrealized
	Net Unrealized	Gains (Losses) on	Gains (Losses)
	Gains (Losses) on	Cash Flow	on Other
(dollars in thousands)	Debt Securities (1)	Hedges (1)	Derivatives (1)	AOCI (1)
For the Three Months Ended September 30, 2026
Balance at June 30, 2026	$(5,658)	$760	$(81)	$(4,979)
Other comprehensive income (loss) before reclassifications	(14,007)	1,519	—	(12,488)
Less: Amounts reclassified from AOCI	7	—	—	7
Less: reclassification adjustment for net realized losses	—	—	—	—
Other comprehensive income (loss)	(14,014)	1,519	—	(12,495)
Balance at September 30, 2026	$(19,672)	2,279	(81)	(17,474)

For the Three Months Ended September 30, 2025
Balance at June 30, 2025	$(59,673)	$(113)	$(61)	$(59,847)
Other comprehensive income (loss) before reclassifications	5,572	58	(92)	5,538
Less: Amounts reclassified from AOCI	29	—	—	29
Other comprehensive income (loss)	5,543	58	(92)	5,509
Balance at September 30, 2025	$(54,130)	(55)	(153)	(54,338)

For the Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(2,046)	$(29)	$(81)	$(2,156)
Other comprehensive income (loss) before reclassifications	(17,597)	2,308	—	(15,289)
Less: Amounts reclassified from AOCI	29	—	—	29
Other comprehensive income (loss)	(17,626)	2,308	—	(15,318)
Balance at September 30, 2026	$(19,672)	2,279	(81)	(17,474)

For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(73,724)	$327	$31	$(73,366)
Other comprehensive income (loss) before reclassifications	19,694	(398)	(184)	19,112
Less: Amounts reclassified from AOCI	100	(16)	—	84
Other comprehensive income (loss)	19,594	(382)	(184)	19,028
Balance at September 30, 2025	$(54,130)	$(55)	$(153)	$(54,338)

(1)	All amounts net of tax.

NOTE 21 Stock Repurchase Program

On August 26, 2026, the Board approved a new stock repurchase program (the “New Stock Repurchase Program”) which authorizes the Company to repurchase up to 1,250,000 shares of its common stock, subject to certain limitations and conditions. This New Stock Repurchase Program will automatically become effective upon the earlier of: (i) the repurchase by the Company of the full 1,000,000 shares of common stock authorized for repurchase under the Company’s existing stock repurchase program which was originally announced on December 14, 2023 and became effective on February 18, 2024 (the “Prior Stock Repurchase Program”); or (ii) the expiration or earlier termination of the Prior Stock Repurchase Program (the “Transition Date”), and will expire on August 26, 2029. Effective as of the Transition Date, the Prior Stock Repurchase Program will automatically terminate, to the extent it has not previously expired or terminated, and be replaced and superseded in its entirety by the New Stock Repurchase Program. The Prior Stock Repurchase Program is currently scheduled to expire on February 18, 2027.

Neither the Prior Stock Repurchase Program nor the New Stock Repurchase Program obligates the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. Both the Prior Stock Repurchase Program and the New Stock Repurchase Program may be suspended or terminated at any time and, even if fully implemented, the Programs may not enhance long-term stockholder value. For the nine months ended September 30, 2026, the Company repurchased 750,000 shares of common stock under the Program. The Company also repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.

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

The following tables present the balances of the assets and liabilities measured at estimated fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$818	$—	$—	$818
Available-for-sale
U.S. treasury and government agencies	—	19,622	—	19,622
Mortgage backed securities
Residential agency	—	474,502	—	474,502
Commercial	—	—	—	—
Asset backed securities	—	13	—	13
Corporate bonds	—	55,447	—	55,447
Total available-for-sale investment securities	$—	$549,584	$—	$549,584
Servicing rights (1)	$—	$—	$7,416	$7,416
Other assets
Derivatives	$—	$17,179	$—	$17,179
Other liabilities
Derivatives	$—	$14,437	$—	$14,437

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading	$1,758	$—	$—	$1,758
Available-for-sale
U.S. treasury and government agencies	—	405	—	405
Mortgage backed securities
Residential agency	—	476,746	—	476,746
Asset backed securities	—	15	—	15
Corporate bonds	—	36,929	—	36,929
Total available-for-sale investment securities	$—	$514,095	$—	$514,095
Servicing rights (1)	$—	$—	$6,383	$6,383
Other assets
Derivatives	$—	$10,958	$—	$10,958
Other liabilities
Derivatives	$—	$10,682	$—	$10,682

(1)	See Note 7 Loan Servicing for more information on mortgage servicing rights.

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

The estimated fair value of certain assets on a nonrecurring basis as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	—	—	2,637	2,637
Foreclosed assets	—	—	9,449	9,449

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$33,484	$33,484
Foreclosed assets	—	—	308	308

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

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair values as of September 30, 2026 and December 31, 2025, were as follows:

			September 30, 2026
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	2,637	19.0%	19.0%
Foreclosed assets	Appraisal value	Property specific adjustment	9,449	10 - 20%	13.7%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	7,416	78 - 235	120
		Discount rate		10.8%	10.8%

			December 31, 2025
(dollars in thousands)					Weighted
Asset Type	Valuation Technique	Unobservable Input	Fair Value	Range	Average
Collateral dependent loans	Appraisal value	Property specific adjustment	$33,484	10 - 35%	30.7%
Foreclosed assets	Appraisal value	Property specific adjustment (1)	308	10.0%	10.0%
Servicing rights	Discounted cash flows	Prepayment speed assumptions	6,383	130 - 730	239
		Discount rate		10.0%	10.0%

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

The following disclosures represent financial instruments for which the ending balances, as of September 30, 2026 and December 31, 2025, were not carried at estimated fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments at the dates indicated were as follows:

	September 30, 2026
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$65,756	$65,756	$—	$—	$65,756
Investment securities held-to-maturity	232,988	—	198,035	—	198,035
Loans, net	4,133,312	—	—	4,079,254	4,079,254
Accrued interest receivable	21,011	—	21,011	—	21,011
Bank-owned life insurance	42,147	—	42,147	—	42,147
Servicing rights	7,416	—	—	7,416	7,416
Financial Liabilities
Noninterest-bearing deposits	$813,493	$—	$813,493	$—	$813,493
Interest-bearing deposits	2,907,249	—	2,907,249	—	2,907,249
Time deposits	582,435	—	583,239	—	583,239
Short-term borrowings	318,400	—	318,400	—	318,400
Long-term debt	59,267	—	63,442	—	63,442
Accrued interest payable	8,422	—	8,422	—	8,422

	December 31, 2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$67,192	$67,192	$—	$—	$67,192
Investment securities held-to-maturity	254,448	—	228,009	—	228,009
Loans, net	3,986,107	—	—	3,956,517	3,956,517
Accrued interest receivable	21,742	—	21,742	—	21,742
Bank-owned life insurance	39,307	—	39,307	—	39,307
Servicing rights	6,383	—	—	6,383	6,383
Financial Liabilities
Noninterest-bearing deposits	$807,896	$—	$807,896	$—	$807,896
Interest-bearing deposits	2,807,565	—	2,807,565	—	2,807,565
Time deposits	576,542	—	580,473	—	580,473
Short-term borrowings	308,800	—	308,800	—	308,800
Long-term debt	59,182	—	59,911	—	59,911
Accrued interest payable	8,124	—	8,124	—	8,124

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2026 and 2025. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026.

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

●	interest rate risk, including the effects of changes in interest rates, such as the recent increase in the benchmark federal funds rate by the Federal Reserve;

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

Recent Developments

Stockholder Dividend

On August 26, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of common stock. This dividend was paid on October 9, 2026, to stockholders of record at the close of business on September 25, 2026.

Property Sales

The Company recognized a $1.6 million net gain in the third quarter of 2026 primarily driven by a gain on the sale of a property in the West Fargo, North Dakota market, partially offset by a loss on a property transferred to held for sale in the Rochester, Minnesota market.

Operating Results Overview

The following table summarizes key financial results as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Performance Ratios
Return on average total assets	1.45%	1.60%	1.27%	1.61%	1.28%
Adjusted return on average total assets (1)	1.37%	1.58%	1.28%	1.58%	1.27%
Return on average common equity	13.07%	14.56%	12.80%	14.66%	13.17%
Return on average tangible common equity (1)	17.35%	19.33%	18.48%	19.46%	19.25%
Adjusted return on average tangible common equity (1)	16.43%	19.04%	18.55%	19.08%	19.08%
Noninterest income as a % of revenue	42.37%	40.85%	40.56%	41.32%	41.09%
Adjusted noninterest (loss) income as a % of revenue (1)	41.24%	40.36%	40.58%	40.78%	40.54%
Net interest margin (taxable-equivalent basis) (1)	3.84%	3.97%	3.50%	3.86%	3.47%
Efficiency ratio (1)	63.41%	62.53%	65.34%	63.10%	64.81%
Adjusted efficiency ratio (1)	64.44%	62.76%	65.22%	63.47%	64.78%
Net charge-offs (recoveries) to average loans	(0.10)%	0.26%	(0.17)%	0.28%	0.08%
Dividend payout ratio	28.95%	27.16%	32.31%	26.42%	31.79%
Per Common Share
Earnings per common share − basic	$0.77	$0.82	$0.66	$2.49	$1.97
Earnings per common share − diluted	$0.76	$0.81	$0.65	$2.46	$1.95
Adjusted earnings per common share − diluted (1)	$0.71	$0.80	$0.66	$2.41	$1.93
Dividends declared per common share	$0.22	$0.22	$0.21	$0.65	$0.62
Book value per common share	$23.31	$23.34	$22.24
Tangible book value per common share (1)	$18.74	$18.73	$17.55
Average common shares outstanding − basic	24,851	25,081	25,395	25,102	25,374
Average common shares outstanding − diluted	25,161	25,395	25,713	25,410	25,693
Other Data
Retirement and benefit services assets under administration/management	$44,944,011	$45,163,767	$44,005,277
Wealth advisory services assets under administration/management	$5,163,688	$5,195,511	$4,812,250
Mortgage originations	$126,728	$113,450	$142,768	$334,612	$347,995

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

Selected Financial Data

The following tables summarize selected financial data as of and for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2025	2026	2025
Selected Average Balance Sheet Data
Loans	$4,026,351	$4,032,142	$4,036,936	$4,029,390	$4,046,347
Investment securities	783,165	773,692	796,759	776,289	826,409
Assets	5,255,954	5,226,319	5,273,306	5,233,732	5,282,798
Deposits	4,206,981	4,180,857	4,387,096	4,208,734	4,356,361
Fed funds purchased	24,167	74,104	16,636	44,591	71,717
FHLB short-term advances	262,228	226,703	200,000	231,337	200,000
Long-term debt	59,253	59,225	59,137	59,225	59,111
Stockholders’ equity	582,770	574,862	524,459	574,789	512,533

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025
Selected Period End Balance Sheet Data
Loans	$4,184,760	$4,034,244	$4,034,744	$4,048,022	$4,102,075
Allowance for credit losses on loans	(51,448)	(48,361)	(50,505)	(61,915)	(62,127)
Investment securities	783,390	777,208	771,296	770,301	791,650
Assets	5,403,103	5,288,718	5,287,971	5,230,084	5,330,573
Deposits	4,303,177	4,191,897	4,347,882	4,192,003	4,412,653
Long-term debt	59,267	59,239	59,211	59,182	59,154
Total stockholders’ equity	576,850	583,143	574,692	564,934	550,688

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2025	2026	2025
Selected Income Statement Data
Net interest income	$46,723	$47,712	$43,136	$139,347	$127,325
Provision for (recovery of) credit losses	2,199	495	—	(2,188)	863
Noninterest income	34,350	32,945	29,430	98,140	88,824
Noninterest expense	53,868	52,883	50,541	157,141	149,344
Income before income taxes	25,006	27,279	22,025	82,534	65,942
Income tax expense	5,806	6,414	5,101	19,499	15,451
Net income	$19,200	$20,865	$16,924	$63,035	$50,491

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

The following tables present these non-GAAP financial measures along with the most directly comparable financial measures calculated in accordance with GAAP as of and for the periods indicated:

	September 30,	June 30,	March	December 31,
(dollars and shares in thousands, except per share data)	2026	2026	2026	2025
Tangible common equity to tangible assets			.
Total common stockholders’ equity	$576,850	$583,143	$574,692	$564,934
Less: Goodwill	85,634	85,634	85,634	85,634
Less: Other intangible assets	27,448	29,422	31,397	33,371
Tangible common equity (a)	463,768	468,087	457,661	445,929
Total assets	5,403,103	5,288,718	5,287,971	5,230,084
Less: Goodwill	85,634	85,634	85,634	85,634
Less: Other intangible assets	27,448	29,422	31,397	33,371
Tangible assets (b)	5,290,021	5,173,662	5,170,940	5,111,079
Tangible common equity to tangible assets (a)/(b)	8.77%	9.05%	8.85%	8.72%
Tangible book value per common share
Tangible common equity (a)	463,768	468,087	457,661	445,929
Total common shares issued and outstanding (c)	24,744	24,986	25,214	25,406
Tangible book value per common share (a)/(c)	$18.74	$18.73	$18.15	$17.55

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Return on Average Tangible Common Equity
Net income	$19,200	$20,865	$16,924	$63,035	$50,491
Add: Intangible amortization expense (net of tax) (1)	1,559	1,559	2,141	4,679	6,421
Net income, excluding intangible amortization (d)	20,759	22,424	19,065	67,714	56,912
Average total equity	582,770	574,862	524,459	574,789	512,533
Less: Average goodwill	85,634	85,634	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	22,447	24,003	29,540	24,026	31,549
Average tangible common equity (e)	474,689	465,225	409,285	465,129	395,350
Return on average tangible common equity (d)/(e)	17.35%	19.33%	18.48%	19.46%	19.25%
Efficiency ratio
Noninterest expense	$53,868	$52,883	$50,541	$157,141	$149,344
Less: Intangible amortization expense	1,974	1,974	2,710	5,923	8,129
Adjusted noninterest expense (f)	51,894	50,909	47,831	151,218	141,215
Net interest income (v)	46,723	47,712	43,136	139,347	127,325
Noninterest income	34,350	32,945	29,430	98,140	88,824
Tax-equivalent adjustment	771	755	638	2,145	1,748
Total tax-equivalent revenue (g)	81,844	81,412	73,204	239,632	217,897
Efficiency ratio (f)/(g)	63.41%	62.53%	65.34%	63.10%	64.81%
Pre-Provision Net Revenue
Net interest income	$46,723	$47,712	$43,136	$139,347	$127,325
Add: Noninterest income	34,350	32,945	29,430	98,140	88,824
Less: Noninterest expense	53,868	52,883	50,541	157,141	149,344
Pre-provision net revenue	$27,205	$27,774	$22,025	$80,346	$66,805
Adjusted Noninterest Income
Noninterest income	$34,350	$32,945	$29,430	$98,140	$88,824
Less: Adjusted noninterest income items
Net gain (loss) on sale of loans	—	—	(35)	—	2,080
Net gain on sale of premises and equipment	1,554	653	—	2,186	(84)
Total adjusted noninterest income items (h)	1,554	653	(35)	2,186	1,996
Adjusted noninterest income (i)	$32,796	$32,292	$29,465	$95,954	$86,828
Adjusted Noninterest (Loss) Income as a Percentage of Revenue
Adjusted noninterest income (i)	$32,796	32,292	29,465	95,954	86,828
Net interest income (v)	46,723	47,712	43,136	139,347	127,325
Adjusted revenue (w)	79,519	80,004	72,601	235,301	214,153
Adjusted noninterest (loss) income as a percentage of revenue (i)/(w)	$41.24%	40.36%	40.58%	40.78%	40.54%
Adjusted Noninterest Expense
Noninterest expense	$53,868	$52,883	$50,541	$157,141	$149,344
Less: Adjusted noninterest expense items
HMNF merger- and acquisition-related expenses	15	6	(43)	(13)	255
Severance and signing bonus expense	144	216	104	526	1,108
Total adjusted noninterest expense items (j)	159	222	61	513	1,363
Adjusted noninterest expense (k)	$53,709	$52,661	$50,480	$156,628	$147,981
Adjusted Pre-Provision Net Revenue
Net interest income	$46,723	$47,712	$43,136	$139,347	$127,325
Add: Adjusted noninterest income (i)	32,796	32,292	29,465	95,954	86,828
Less: Adjusted noninterest expense (k)	53,709	52,661	50,480	156,628	147,981
Adjusted pre-provision net revenue	$25,810	$27,343	$22,121	$78,673	$66,172

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Adjusted Efficiency Ratio
Adjusted noninterest expense (k)	$53,709	$52,661	$50,480	$156,628	$147,981
Less: Intangible amortization expense	1,974	1,974	2,710	5,923	8,129
Adjusted noninterest expense for efficiency ratio (l)	51,735	50,687	47,770	150,705	139,852
Tax-equivalent revenue
Net interest income	46,723	47,712	43,136	139,347	127,325
Add: Adjusted noninterest income (i)	32,796	32,292	29,465	95,954	86,828
Add: Tax-equivalent adjustment	771	755	638	2,145	1,748
Total tax-equivalent revenue (m)	80,290	80,759	73,239	237,446	215,901
Adjusted efficiency ratio (l)/(m)	64.44%	62.76%	65.22%	63.47%	64.78%
Adjusted Net Income
Net income	$19,200	$20,865	$16,924	$63,035	$50,491
Less: Adjusted noninterest income items (net of tax) (1) (h)	1,228	516	(28)	1,727	1,577
Add: Adjusted noninterest expense items (net of tax) (1) (j)	126	175	48	405	1,077
Adjusted net income (n)	$18,098	$20,524	$17,000	$61,713	$49,991
Adjusted Return on Average Total Assets
Average total assets (o)	$5,255,954	$5,226,319	$5,273,306	$5,233,732	$5,282,798
Adjusted return on average total assets (n)/(o)	1.37%	1.58%	1.28%	1.58%	1.27%
Adjusted Return on Average Tangible Common Equity
Adjusted net income (n)	$18,098	$20,524	$17,000	$61,713	$49,991
Add: Intangible amortization expense (net of tax) (1)	1,559	1,559	2,141	4,679	6,421
Adjusted net income, excluding intangible amortization (p)	19,657	22,083	19,141	66,392	56,412
Average total equity	582,770	574,862	524,459	574,789	512,533
Less: Average goodwill	85,634	85,634	85,634	85,634	85,634
Less: Average other intangible assets (net of tax) (1)	22,447	24,003	29,540	24,026	31,549
Average tangible common equity (q)	474,689	465,225	409,285	465,129	395,350
Adjusted return on average tangible common equity (p)/(q)	16.43%	19.04%	18.55%	19.08%	19.08%
Adjusted Earnings Per Common Share − Diluted
Adjusted net income (n)	$18,098	$20,524	$17,000	$61,713	$49,991
Less: Dividends and undistributed earnings allocated to participating securities	171	192	147	571	445
Adjusted net income available to common stockholders (r)	17,927	20,332	16,853	61,142	49,546
Weighted-average common shares outstanding for diluted earnings per share (s)	25,161	25,395	25,713	25,410	25,693
Adjusted earnings per common share − diluted (r)/(s)	$0.71	$0.80	$0.66	$2.41	$1.93
Net Charge-Offs (Recoveries) to Average Loans
Net charge-offs (recoveries) (t)	$(1,018)	$2,575	$(1,715)	$8,584	$2,459
Average total loans (u)	$4,026,351	$4,032,142	$4,036,936	$4,029,390	$4,046,347
Net charge-offs (recoveries) to average loans (t)/(u)	(0.10)%	0.26%	(0.17)%	0.28%	0.08%
Net Interest Margin (on a Tax-Equivalent Basis)
Net interest income (v)	$46,723	$47,712	$43,136	$139,347	$127,325
Add: Tax equivalent adjustment for loans and securities	771	755	638	2,145	1,748
Net interest income (on a tax-equivalent basis) (1) (w)	$47,494	$48,467	$43,774	$141,492	$129,073
Interest earning assets (x)	4,912,782	4,896,740	4,965,849	4,903,681	4,968,236
Net interest margin (on a tax-equivalent basis) (1) (w)/(x)	3.84%	3.97%	3.50%	3.86%	3.47%

(1)	Items calculated after-tax utilizing a marginal income tax rate of 21.0%.

Discussion and Analysis of Results of Operations

Net Income

Net income for the three months ended September 30, 2026 was $19.2 million, or $0.76 per diluted common share, an increase of  $2.3 million, or 13.4%, compared to $16.9 million, or $0.65 per diluted common share, for the three months ended September 30, 2025. The increase in net income compared to the third quarter of 2025 was primarily driven by higher noninterest income, including increases to other noninterest income, retirement and benefit services revenue, wealth advisory services revenue, and service charges on deposit accounts.  These increases were partially offset by higher noninterest expense and provision.

Net income for the nine months ended September 30, 2026 was $63.0 million, or $2.46 per diluted common share, an increase of  $12.5 million, or 24.8%, compared to $50.5 million, or $1.95 per diluted common share, for the nine months ended September 30, 2025. The increase in net income for the nine months ended September 30, 2026 was primarily driven by an increase in net interest income of $12.0 million and an increase in noninterest income of $9.3 million, partially offset by an increase in noninterest expense of $7.8 million.

Net Interest Income

Net interest income is the difference between interest income and yield related fees earned on assets and interest expense paid on liabilities. Net interest margin is the difference between the yield on interest earning assets and the cost of interest-bearing liabilities as a percentage of interest earning assets. Net interest margin is presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to a pre-tax-equivalent income, assuming a federal income tax rate of 21% for the three and nine months ended September 30, 2026 and 2025.

Net interest income for the three months ended September 30, 2026 was $46.7 million, an increase of $3.6 million, or 8.3%, compared to $43.1 million for the three months ended September 30, 2025. Interest income decreased $0.5 million, or 0.6%, compared to the third quarter of 2025, primarily due to lower purchase accounting accretion and lower average interest-bearing cash balances, partially offset by higher interest income on investment securities following the strategic balance sheet repositioning completed during the fourth quarter of 2025.  Interest expense decreased $4.0 million, or 14.7%, from the third quarter of 2025, as average rates paid on deposits and short-term borrowings declined primarily driven by Federal Reserve rate cuts implemented during the second half of 2025.

Net interest income for the nine months ended September 30, 2026 was $139.3 million, an increase of $12.0 million, or 9.4%, compared to $127.3 million for the nine months ended September 30, 2025. Interest income increased compared to the nine months ended September 30, 2025, primarily due to higher interest income on investment securities following the strategic balance sheet repositioning completed during the fourth quarter of 2025, partially offset by lower purchase accounting accretion. Interest expense decreased $13.5 million, or 16.5%, compared to the nine months ended September 30, 2025, as average rates paid on deposits and borrowings declined primarily driven by Federal Reserve rate cuts implemented during the second half of 2025.

Net interest margin (on a tax-equivalent basis), a non-GAAP financial measure, was 3.84% for the three months ended September 30, 2026, compared to 3.50% for the same period in 2025, an increase of 34 basis points. The increase was primarily attributable to lower funding costs, as average rates paid on deposits and borrowings declined following Federal Reserve rate cuts implemented during the second half of 2025.  Higher yields on investment securities also contributed to the improvement in net interest margin.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields on assets, average yields earned, and rates paid for the three and nine months ended September 30, 2026 and 2025. The Company derived these yields and rates by dividing income or expense by the average balance of the corresponding assets or liabilities. The Company derived average balances from the daily balances throughout the periods indicated. Average loan balances include loans that have been placed on nonaccrual status, while interest previously accrued on these loans is reversed against interest income. In these tables, adjustments are made to the yields on tax‑exempt assets in order to present tax‑exempt income and fully taxable income on a fully taxable equivalent (“FTE”) basis.

	Three months ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$54,390	$513	3.74%	$89,568	$1,098	4.86%
Investment securities (1)	783,165	7,722	3.91	796,759	5,294	2.64
Loans held for sale	23,245	316	5.39	20,188	251	4.93
Loans
Commercial and industrial	778,604	13,734	7.00	650,787	12,321	7.51
CRE − Owner occupied	649,436	9,784	5.98	435,469	8,487	7.73
CRE − Construction, land and development	89,571	1,689	7.48	363,466	5,285	5.77
CRE − Multifamily	341,997	5,144	5.97	340,709	5,549	6.46
CRE − Non-owner occupied	858,263	12,879	5.95	887,935	14,003	6.26
Agricultural − Land	54,978	1,328	9.58	66,676	930	5.53
Agricultural − Production	52,005	916	6.99	64,685	1,109	6.80
RRE − First lien	818,187	10,342	5.01	898,011	10,923	4.83
RRE − Construction	33,030	609	7.31	33,834	564	6.61
RRE − HELOC	275,470	4,189	6.03	213,232	3,668	6.82
RRE − Junior lien	31,353	541	6.85	40,997	661	6.40
Other consumer	43,457	715	6.53	41,135	720	6.94
Total loans (1)	4,026,351	61,870	6.10	4,036,936	64,220	6.31
Federal Reserve/FHLB Stock	25,631	543	8.41	22,398	421	7.46
Total interest-earning assets	4,912,782	70,964	5.73	4,965,849	71,284	5.70
Noninterest-earning assets	343,172			307,457
Total assets	$5,255,954			$5,273,306
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,402,505	$6,014	1.70%	$1,227,029	$5,565	1.80%
Money market and savings deposits	1,454,053	8,719	2.38	1,587,694	11,366	2.84
Time deposits	573,526	4,805	3.32	772,345	7,419	3.81
Fed funds purchased	24,167	247	4.05	16,636	207	4.94
FHLB short-term advances	262,228	2,639	3.99	200,000	2,298	4.56
Long-term debt	59,253	1,044	6.99	59,137	652	4.37
Total interest-bearing liabilities	3,775,732	23,468	2.47	3,862,841	27,507	2.83
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	776,897			800,028
Other noninterest-bearing liabilities	120,555			85,978
Stockholders’ equity	582,770			524,459
Total liabilities and stockholders’ equity	$5,255,954			$5,273,306
Net interest income on FTE basis (1)		$47,496			$43,777
Net interest rate spread on FTE basis (1)			3.26%			2.87%
Net interest margin on FTE basis (1)			3.84%			3.50%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

	Nine months ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Interest-bearing deposits with banks	$53,591	$1,620	4.04%	$53,187	$1,982	4.98%
Investment securities (1)	776,289	22,479	3.87	826,409	16,716	2.70
Loans held for sale	19,277	708	4.91	17,979	646	4.80
Loans
Commercial and industrial	760,827	40,148	7.06	654,061	36,421	7.44
CRE − Owner occupied	528,217	24,051	6.09	419,608	21,236	6.77
CRE − Construction, land and development	134,534	7,768	7.72	348,093	15,242	5.85
CRE − Multifamily	376,509	16,727	5.94	350,658	17,060	6.50
CRE − Non-owner occupied	898,414	40,333	6.00	934,143	45,300	6.48
Agricultural − Land	56,178	2,987	7.11	66,647	2,846	5.71
Agricultural − Production	54,704	2,852	6.97	64,357	3,434	7.13
RRE − First lien	840,523	31,176	4.96	898,910	32,539	4.84
RRE − Construction	33,639	1,697	6.74	36,798	2,083	7.57
RRE − HELOC	269,487	12,145	6.03	190,272	9,912	6.96
RRE − Junior lien	33,427	1,647	6.59	42,498	2,014	6.34
Other consumer	42,931	2,072	6.45	40,302	2,107	6.99
Total loans (1)	4,029,390	183,603	6.09	4,046,347	190,194	6.28
Federal Reserve/FHLB Stock	25,134	1,529	8.13	24,314	1,457	8.01
Total interest-earning assets	4,903,681	209,939	5.72	4,968,236	210,995	5.68
Noninterest-earning assets	330,051			314,562
Total assets	$5,233,732			$5,282,798
Interest-Bearing Liabilities
Interest-bearing demand deposits	$1,382,852	$17,286	1.67%	$1,240,589	$16,712	1.80%
Money market and savings deposits	1,466,135	25,924	2.36	1,580,085	33,496	2.83
Time deposits	571,305	14,340	3.36	716,421	20,435	3.81
Fed funds purchased	44,591	1,311	3.93	71,717	2,503	4.67
FHLB short-term advances	231,337	6,868	3.97	200,000	6,824	4.56
Long-term debt	59,225	2,720	6.14	59,111	1,955	4.42
Total interest-bearing liabilities	3,755,445	68,449	2.44	3,867,923	81,925	2.83
Noninterest-Bearing Liabilities and Stockholders' Equity
Noninterest-bearing deposits	788,442			819,266
Other noninterest-bearing liabilities	115,056			83,076
Stockholders’ equity	574,789			512,533
Total liabilities and stockholders’ equity	$5,233,732			$5,282,798
Net interest income on FTE basis (1)		$141,490			$129,070
Net interest rate spread on FTE basis (1)			3.28%			2.85%
Net interest margin on FTE basis (1)			3.86%			3.47%

(1)	Taxable equivalent adjustment was calculated utilizing a marginal income tax rate of 21.0 percent.

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

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Compared with			Compared with
	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest-earning assets
Interest-bearing deposits with banks	$(431)	$(154)	$(585)	$15	$(377)	$(362)
Investment securities	(90)	2,518	2,428	(1,012)	6,775	5,763
Loans held for sale	38	27	65	47	15	62
Loans
Commercial and industrial	1,859	(446)	1,413	5,941	(2,214)	3,727
CRE − Construction, land and development	(4,460)	864	(3,596)	(9,344)	1,870	(7,474)
CRE − Multifamily	20	(425)	(405)	1,257	(1,590)	(333)
CRE − Non-owner occupied	(578)	(546)	(1,124)	(1,732)	(3,235)	(4,967)
CRE − Owner occupied	3,667	(2,370)	1,297	5,500	(2,685)	2,815
Agricultural − Land	(201)	599	398	(447)	588	141
Agricultural − Production	(154)	(39)	(193)	(515)	(67)	(582)
RRE − First lien	(1,330)	749	(581)	(2,114)	751	(1,363)
RRE − Construction	(14)	59	45	(179)	(207)	(386)
RRE − HELOC	1,004	(483)	521	4,124	(1,891)	2,233
RRE − Junior lien	(169)	49	(120)	(430)	63	(367)
Other consumer	37	(42)	(5)	137	(172)	(35)
Total loans (1)	(319)	(2,031)	(2,350)	2,198	(8,789)	(6,591)
Federal Reserve/FHLB Stock	61	61	122	49	23	72
Total interest income	(741)	421	(320)	1,297	(2,353)	(1,056)
Interest-bearing liabilities
Interest-bearing demand deposits	796	(347)	449	1,915	(1,341)	574
Money market and savings deposits	(957)	(1,690)	(2,647)	(2,412)	(5,160)	(7,572)
Time deposits	(1,909)	(705)	(2,614)	(4,135)	(1,960)	(6,095)
Fed funds purchased	94	(54)	40	(947)	(245)	(1,192)
FHLB short-term advances	715	(374)	341	1,069	(1,025)	44
Long-term debt	1	391	392	4	761	765
Total interest expense	(1,260)	(2,779)	(4,039)	(4,506)	(8,970)	(13,476)
Change in net interest income	$519	$3,200	$3,719	$5,803	$6,617	$12,420

Provision for Credit Losses

The provision for credit losses was comprised of the following components for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision (recovery) for credit losses on loans	$2,069	$1,136	$(1,885)	$4,657
Provision (recovery) for credit losses on unfunded commitments	134	(1,134)	(291)	(3,866)
Provision (recovery) for HTM debt securities	(4)	(2)	(12)	(6)
Provision (recovery) for non-mortgage loans transferred to held for sale	—	—	—	78
Provision (recovery) for credit losses	$2,199	$—	$(2,188)	$863

The Company recorded a provision for credit losses of $2.2 million for the third quarter of 2026, compared to no provision for credit losses for the third quarter of 2025.

The Company recorded a provision release of $2.2 million for the nine months ended September 30, 2026, compared to a provision for credit losses of $0.9 million for the nine months ended September 30, 2025. The provision release recognized during the first nine months September 30, 2026 was primarily driven by changes to loan balances and loan mix, largely due to declines in balances within the commercial real estate construction, land and development portfolio, which carries a higher reserve rate than most other loan pools.  The release was also driven by lower reserves associated with individually evaluated loans.

Noninterest Income

The Company’s noninterest income is generated from retirement and benefit services, wealth advisory services, mortgage banking, and other general banking services.

The following table presents the Company’s noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Retirement and benefit services	$17,664	$16,496	$52,418	$48,625
Wealth advisory services	8,001	6,560	22,942	20,827
Mortgage banking	3,328	3,474	10,057	8,651
Service charges on deposit accounts	1,221	703	3,259	2,034
Gain on sale of non-mortgage loan	—	(35)	—	2,080
Other	4,136	2,232	9,464	6,607
Total noninterest income	$34,350	$29,430	$98,140	$88,824
Noninterest income as a % of revenue	42.37%	40.56%	41.32%	41.09%

Total noninterest income for the three months ended September 30, 2026 was $34.4 million, an increase of $4.9 million, or 16.7%, compared to $29.4 million for the three months ended September 30, 2025. The increase was primarily driven by higher other noninterest income, wealth advisory services revenue, retirement and benefit services revenue, and service charges on deposit accounts. Other noninterest income increased $1.9 million, or 85.3%, compared to the third quarter of 2025, primarily due to a gain on the sale of real estate in the West Fargo, North Dakota market, increased swap fee income, and mutual fund investment gains related to the underlying assets of the deferred compensation plans. Wealth advisory services revenue increased $1.4 million, or 22.0%, compared to the third quarter of 2025, primarily driven by higher asset-based fees and transaction-based revenue resulting from growth in assets under administration and management and increased client activity.  Retirement and benefit services revenue increased $1.2 million, or 7.1%, compared to the third quarter of 2025, primarily driven by higher recurring annual income and transactional revenue. Service charges on deposit accounts increased $0.5 million, or 73.7%, compared to the third quarter of 2025, primarily due to a reclassification of certain fees from other noninterest income to service charges on deposit accounts revenue beginning in the first quarter of 2026.

Total noninterest income for the nine months ended September 30, 2026 was $98.1 million, an increase of $9.3 million, or 10.5%, compared to $88.8 million for the nine months ended September 30, 2025. The increase was primarily driven by higher retirement and benefit services revenue, mortgage banking revenue, other noninterest income, and service charges on deposit accounts, partially offset by the absence of a gain on sale of non-mortgage loans recognized in the prior-year period. Retirement and benefit services revenue increased $3.8 million, or 7.8%, compared to the nine months ended September 30, 2025, primarily driven by recurring annual income. Mortgage banking revenue increased $1.4 million, or 16.3%, primarily due to an increase in the mortgage servicing rights valuation and higher sold loan volume. Other noninterest income increased $2.9 million, or 43.2%, primarily driven by gains on the sale of real estate, increased swap fee income, and mutual fund investment gains related to the underlying assets of deferred compensation plans. Service charges on deposit accounts increased $1.2 million, or 60.2%, primarily due to the reclassification of certain fees from other noninterest income to service charges on deposit accounts revenue beginning in the first quarter of 2026.

See “NOTE 16 Segment Reporting” of the consolidated financial statements and Segment Reporting section below for additional discussion regarding the Company’s business lines.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Compensation	$26,096	$24,984	$76,338	$72,288
Employee taxes and benefits	7,377	6,094	20,772	20,490
Occupancy and equipment expense	3,525	2,849	10,444	8,315
Business services, software and technology expense	5,457	6,285	16,736	17,905
Intangible amortization expense	1,974	2,710	5,923	8,129
Professional fees and assessments	3,796	2,676	11,377	8,010
Marketing and business development	1,227	1,069	2,957	2,821
Supplies and postage	573	569	1,719	1,690
Travel	464	385	1,181	1,019
Mortgage and lending expenses	707	1,025	2,030	2,501
Other	2,672	1,895	7,664	6,176
Total noninterest expense	$53,868	$50,541	$157,141	$149,344

Total noninterest expense for the three months ended September 30, 2026 was $53.9 million, an increase of  $3.3 million, or 6.6%, compared to $50.5 million for the three months ended September 30, 2025. The increase was primarily driven by higher compensation expense, professional fees and assessments, and other noninterest expense. Compensation increased $1.1 million, or 4.5%, primarily due to annual merit increases and increases in deferred compensation plan liabilities resulting from mutual fund investment gains on the underlying plan assets. Professional fees and assessments increased $1.1 million, or 41.9%, primarily due to the reclassification of consulting services and certain third-party vendor expenses from business services, software and technology expense, as well as higher legal fees. Other noninterest expense increased $0.8 million, or 41.0%, primarily due to higher other real estate owned balances and related holding costs, as well as increased corporate insurance costs.

Total noninterest expense for the nine months ended September 30, 2026 was $157.1 million, an increase of  $7.8 million, or 5.2%, compared to $149.3 million for the nine months ended September 30, 2025. The increase was primarily driven by higher compensation expense, professional fees and assessments, occupancy and equipment expense, and other noninterest expense, partially offset by lower intangible amortization expense. Compensation expense increased $4.1 million, or 5.6%, primarily due to annual merit increases, and increases in deferred compensation plan liabilities resulting from mutual fund investment gains on the underlying plan assets. Professional fees and assessments increased $3.4 million, or 42.0%, primarily due to the reclassification of consulting services and certain third-party vendor expenses from business services, software and technology expense, as well as higher legal fees. Occupancy and equipment expense increased $2.1 million, or 25.6%, primarily due to facility investments and the strategic realignment of locations from owned to leased space. Other noninterest expense increased $1.5 million, or 24.1%, primarily due to higher other real estate owned balances and related holding costs, as well as increased corporate insurance costs. Intangible amortization expense decreased $2.2 million, or 27.1%, compared to the nine months ended September 30, 2025, primarily due to the annual reset of the $33.5 million core deposit intangible recorded in connection with the HMNF transaction.

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

For the three months ended September 30, 2026, the Company recognized income tax expense of $5.8 million on pre-tax income of $25.0 million, resulting in an effective tax rate of 23.3%, compared to income tax expense of $5.1 million on pre-tax income of $22.0 million, resulting in an effective tax rate of 23.2%, for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the Company recognized income tax expense of $19.5 million on pre-tax income of $82.5 million, resulting in an effective tax rate of 23.6%, compared to income tax expense of $15.5 million on pre-tax income of $65.9 million, resulting in an effective tax rate of 23.4%, for the nine months ended September 30, 2025.

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

The selected financial information presented for each segment sets forth net interest income, provision (credit) for loan losses, noninterest income, and direct and indirect noninterest expense overhead allocations. Corporate administration includes all remaining income and expenses not allocated to the three operating segments. Certain reclassification adjustments have been made between corporate administration and the various lines of business for consistency in presentation.

For additional financial information on the Company’s segments see “NOTE 16 Segment Reporting” of the Company’s consolidated financial statements.

Banking

The banking segment offers a complete line of loan, deposit, cash management, and treasury services through 25 offices in North Dakota, Minnesota, Wisconsin, Iowa, and Arizona, including 13 banking offices acquired in the HMNF transaction. These products and services are supported through web and mobile based applications. The majority of the Company’s assets and liabilities are in the banking segment’s balance sheet.

The following table presents the banking segment income statement, inclusive of corporate administration income, for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net interest income	$46,723	$43,136	$139,347	$127,325
Provision for (recovery of) credit losses	2,199	—	(2,188)	863
Noninterest income	8,685	6,374	22,780	19,372
Total revenue	53,209	49,510	164,315	145,834
Noninterest expense (1)	29,854	28,697	85,504	85,356
Net income before taxes	$23,355	$20,813	$78,811	$60,478

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

The following table presents the retirement and benefit services segment income statement for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Recurring annual income (1)	$15,566	$14,683	$42,318	$39,406
Transactional income (2)	2,098	1,813	10,100	9,219
Total noninterest income	17,664	16,496	52,418	48,625
Noninterest expense	15,019	13,394	44,705	40,177
Net income before taxes	$2,645	$3,102	$7,713	$8,448

(1)

Recurring annual income primarily includes asset-based fees, administration fees, record-keeping fees, trust/custody fees, advisory fees, and health and welfare fees. $6.5 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively, was from market sensitive revenue.

(2)	Transactional income primarily includes distribution fees.

Wealth Advisory Services

The wealth advisory services segment provides advisory and planning services, investment management, and trust and fiduciary services to clients across the Company’s footprint.

The following table presents the wealth advisory services segment income statement for the  three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Asset management	$6,885	$5,698	$20,169	$17,772
Brokerage	622	488	1,426	1,323
Insurance and other	494	374	1,347	1,732
Total noninterest income	8,001	6,560	22,942	20,827
Noninterest expense	6,162	5,883	18,263	15,852
Net income before taxes	$1,839	$677	$4,679	$4,975

Financial Condition

Overview

Total assets were $5.4 billion as of September 30, 2026, an increase of $173.0 million, or 3.3%, compared to December 31, 2025. The increase was primarily attributable to a $136.7 million increase in loans, a $35.5 million increase in available-for-sale investment securities, and an $18.0 million increase in other assets.  These increases were partially offset by decreases of $2.1 million in loans held for sale and $1.4 million in cash and cash equivalents.

Investment Securities

The following table presents the fair value composition of the Company’s investment securities portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Available-for-sale
U.S. Treasury and agencies	$19,622	2.6%	$405	0.1%
Mortgage backed securities
Residential agency	474,502	63.5	476,746	64.2
Asset backed securities	13	—	15	—
Corporate bonds	55,447	7.4	36,929	5.0
Total available-for-sale investment securities	549,584	73.5	514,095	69.3
Held-to-maturity
Obligations of state and political agencies	91,255	12.2	105,405	14.2
Mortgage backed securities
Residential agency	106,780	14.3	122,604	16.5
Total held-to-maturity investment securities	198,035	26.5	228,009	30.7
Total investment securities	$747,619	100.0%	$742,104	100.0%

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

The investment securities presented in the following table are reported at fair value and by contractual maturity as of September 30, 2026. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below. The yields below are calculated on a tax-equivalent basis, assuming a 21.0% income tax rate.

	Maturity as of September 30, 2026
	One year or less		One to five years		Five to ten years		After ten years
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
(dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-sale
U.S. Treasury and agencies	$—	—%	$132	4.02%	$5,849	4.65%	$13,641	4.81%
Mortgage backed securities	—	—	—	—	—	—	—	—
Residential agency	40	2.39	7,906	4.10	7,253	4.21	459,303	4.73
Commercial	—	—	—	—	—	—	—	—
Asset backed securities	—	—	—	—	13	4.52	—	—
Corporate bonds	—	—	2,908	3.00	48,538	3.37	4,001	6.25
Total available-for-sale investment securities	40	2.39	10,946	3.87	61,653	3.65	476,945	4.75
Held-to-maturity
Obligations of state and political agencies	12,106	1.78	53,243	2.11	21,503	2.63	4,403	2.37
Mortgage backed securities	—	—	—	—	—	—	—	—
Residential agency	—	—	—	—	—	—	106,780	2.21
Total held-to-maturity investment securities	12,106	1.78	53,243	2.11	21,503	2.63	111,183	2.21
Total investment securities	$12,146	1.78%	$64,189	2.41%	$83,156	3.28%	$588,128	4.24%

Loans

The loan portfolio represents a broad range of borrowers comprised of commercial and industrial, commercial real estate, agricultural, and consumer loans.

Total loans outstanding were $4.2 billion as of September 30, 2026, an increase of $136.7 million, or 3.4%, from December 31, 2025. The increase was primarily driven by growth in commercial loans of $188.8 million, partially offset by a decrease in consumer loans of $52.0 million.

The Company’s loan portfolio is diversified. The following table presents the balance and percentage of loans outstanding by segment/industry as of the dates presented:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial and business lending:
General business	$420,873	10.1%	$290,008	7.2%
Services	234,004	5.6	237,966	5.9
Retail trade	101,076	2.4	101,374	2.5
Manufacturing	105,182	2.5	107,485	2.7
Commercial real estate − Owner occupied	690,988	16.4	427,260	10.6
Total commercial and business lending	1,552,123	37.0	1,164,093	28.9
Investor commercial real estate:
Construction, land and development	87,615	2.1	246,238	6.1
Multifamily	332,535	7.9	383,505	9.5
Non-owner occupied
Office	122,866	2.9	142,095	3.5
Industrial	234,877	5.6	193,041	4.8
Retail	111,524	2.7	116,735	2.9
Hotel	82,902	2.0	110,022	2.7
Medical office	183,189	4.4	174,891	4.3
Medical or nursing facility	98,622	2.4	85,918	2.1
Other commercial real estate	71,190	1.7	53,160	1.3
Total non-owner occupied	905,170	21.7	875,862	21.6
Total investor commercial real estate	1,325,320	31.7	1,505,605	37.2
Agricultural:
Land	53,725	1.3	64,799	1.6
Production	54,597	1.3	62,500	1.5
Total agricultural	108,322	2.6	127,299	3.1
Consumer:
RRE − First lien	809,835	19.3	874,737	21.6
RRE − Construction	32,620	0.8	33,703	0.8
RRE − HELOC	280,771	6.7	260,883	6.4
RRE − Junior lien	31,566	0.8	36,844	0.9
Other consumer	44,203	1.1	44,858	1.1
Total consumer	1,198,995	28.7	1,251,025	30.8
Total loans	$4,184,760	100.0%	$4,048,022	100.0%

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

The following table presents the geographical markets of the collateral related to non-owner occupied and multifamily CRE loans for the periods presented:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Total	Balance	Total
Geographical Market:
Minnesota	$553,564	44.7%	$621,747	49.4%
North Dakota	228,489	18.5	212,077	16.8
Arizona	137,412	11.1	133,618	10.6
Wisconsin	62,432	5.0	88,229	7.0
Texas	66,370	5.4	37,113	2.9
Illinois	27,640	2.2	2,994	0.2
Oregon	16,692	1.3	17,698	1.4
Colorado	23,651	1.9	23,358	1.9
Kansas	25,789	2.1	16,656	1.3
Missouri	16,116	1.3	16,409	1.3
Georgia	14,563	1.2	14,569	1.2
Virginia	—	—	11,182	0.9
Iowa	13,779	1.1	11,155	0.9
South Dakota	10,258	0.8	10,415	0.8
Other	40,950	3.3	42,147	3.3
Total non-owner occupied and multifamily commercial real estate loans	$1,237,705	100.0%	$1,259,367	100.0%

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

Agricultural loans include loans secured by farmland and loans for agricultural production. Farmland includes purposes such as crop and livestock production. Farmland loans are typically written with amortizing payment structures. Collateral values for farmland are determined based upon appraisals and evaluations in accordance with established policy guidelines and maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. Agricultural production loans are for the purpose of financing working capital and/or capital investment for agriculture production activities. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate if applicable. Agricultural production loans are primarily paid by the operating cash flow of the borrower. Agricultural production loans may be secured or unsecured.

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

The Company’s RRE loans have minimal direct exposure to subprime mortgages as the loans are underwritten to conform to secondary market standards. As of September 30, 2026, the Company’s RRE portfolio was $1.2 billion, representing a $51.4 million, or 4.3%, decrease from December 31, 2025. Market interest rates, expected duration, and the Company’s overall interest rate sensitivity profile continue to be the most significant factors in determining whether the Company chooses to retain versus sell portions of new consumer mortgage originations.

The following table presents the maturities and types of interest rates for the loan portfolio as of September 30, 2026:

	September 30, 2026
		After one	After five
	One year	but within	but within	After
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial
Commercial and business lending
Commercial and industrial	$375,169	$157,134	$42,016	$286,816	$861,135
Commercial real estate − Owner occupied	162,905	53,692	88,261	386,130	690,988
Total commercial and business lending	538,074	210,827	130,277	672,946	1,552,123
Investor commercial real estate
Construction, land and development	36,871	13,756	26,901	10,087	87,615
Multifamily	32,825	9,326	58,823	231,561	332,535
Non-owner occupied	169,988	54,192	209,941	471,049	905,170
Total investor commercial real estate	239,684	77,274	295,665	712,697	1,325,320
Agricultural
Land	3,241	2,161	4,340	43,984	53,725
Production	2,930	1,562	18,955	31,149	54,597
Total agricultural	6,171	3,723	23,295	75,133	108,322
Total commercial	783,929	291,823	449,237	1,460,776	2,985,765
Consumer
Residential real estate
First lien	39,546	174,062	46,365	549,862	809,835
Construction	13,769	15,879	2,238	734	32,620
HELOC	60,583	104,375	19,906	95,907	280,771
Junior lien	4,858	6,610	1,769	18,329	31,566
Total residential real estate	118,756	300,926	70,277	664,833	1,154,792
Other consumer	22,115	10,606	4,288	7,194	44,203
Total consumer	140,871	311,532	74,565	672,027	1,198,995
Total loans	$924,800	$603,355	$523,803	$2,132,803	$4,184,760
Loans with fixed interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$244,669	$61,018	$8,082	$120,696	$434,465
Commercial real estate − Owner occupied	29,848	15,737	31,710	199,163	276,459
Total commercial and business lending	274,517	76,755	39,792	319,859	710,923
Investor commercial real estate
Construction, land and development	16,312	2,646	2,574	8,788	30,320
Multifamily	5,908	—	35,141	131,521	172,570
Non-owner occupied	41,860	20,932	81,579	316,133	460,504
Total investor commercial real estate	64,080	23,578	119,294	456,441	663,394
Agricultural
Land	1,353	2,161	2,753	41,462	47,730
Production	2,002	728	1,069	10,857	14,656
Total agricultural	3,355	2,889	3,822	52,319	62,385
Total commercial	341,952	103,222	162,908	828,620	1,436,702
Consumer
Residential real estate
First lien	28,698	76,174	27,012	378,807	510,690
Construction	7,469	13,800	624	125	22,019
HELOC	673	725	142	7,454	8,994
Junior lien	4,858	4,405	1,251	15,881	26,396
Total residential real estate	41,698	95,104	29,029	402,267	568,098
Other consumer	2,542	3,890	3,497	4,289	14,218
Total consumer	44,240	98,994	32,526	406,556	582,316
Total loans with fixed interest rates	$386,193	$202,216	$195,434	$1,235,175	$2,019,018
Loans with floating interest rates:
Commercial
Commercial and business lending
Commercial and industrial	$130,500	$96,117	$33,934	$166,120	$426,671
Commercial real estate − Owner occupied	133,056	37,955	56,551	186,966	414,529
Total commercial and business lending	263,556	134,072	90,485	353,086	841,200
Investor commercial real estate
Construction, land and development	20,559	11,109	24,326	1,300	57,295
Multifamily	26,917	9,326	23,682	100,040	159,965
Non-owner occupied	128,128	33,260	128,362	154,916	444,666
Total investor commercial real estate	175,605	53,695	176,371	256,256	661,926
Agricultural
Land	1,888	—	1,586	2,522	5,996
Production	928	835	17,887	20,293	39,942
Total agricultural	2,816	835	19,473	22,814	45,937
Total commercial	441,977	188,601	286,329	632,157	1,549,064
Consumer
Residential real estate
First lien	10,848	97,888	19,353	171,055	299,145
Construction	6,300	2,079	1,613	609	10,602
HELOC	59,910	103,649	19,764	88,453	271,776
Junior lien	—	2,205	518	2,448	5,171
Total residential real estate	77,058	205,821	41,249	262,566	586,694
Other consumer	19,573	6,716	791	2,906	29,986
Total consumer	96,631	212,537	42,040	265,472	616,680
Total loans with floating interest rates	$538,607	$401,139	$328,369	$897,628	$2,165,742

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

The table below presents criticized loans outstanding by loan portfolio segment as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial
Commercial and business lending
Commercial and industrial	$26,230	$33,323
Commercial real estate − Owner occupied	13,097	14,058
Total commercial and business lending	39,327	47,381
Investor commercial real estate
Construction, land and development	—	34,201
Multifamily	14,957	28,541
Non-owner occupied	12,544	17,591
Total investor commercial real estate	27,501	80,333
Agricultural
Land	6,558	7,653
Production	4,906	3,662
Total agricultural	11,464	11,315
Total commercial	78,292	139,029
Consumer
Residential real estate
First lien	2,486	2,602
Construction	—	4,680
HELOC	681	128
Junior lien	74	2,375
Total residential real estate	3,241	9,785
Other consumer	297	348
Total consumer	3,538	10,133
Total criticized loans	$81,830	$149,162
Criticized loans as a percent of total loans	1.96%	3.68%

The following table presents information regarding nonperforming assets as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans	$6,909	$69,065
Accruing loans 90+ days past due	21	—
Total nonperforming loans	6,930	69,065
OREO and repossessed assets	9,449	308
Total nonperforming assets	16,379	69,373
Total restructured accruing loans	—	1,436
Total nonperforming assets and restructured accruing loans	$16,379	$70,809
Nonperforming loans to total loans	0.17%	1.71%
Nonperforming assets to total assets	0.30%	1.33%
ACL on loans to nonperforming loans	742.40%	89.65%

Interest income lost on nonaccrual loans was approximately $1.4 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively. There was no interest income included in net interest income related to nonaccrual loans for the nine months ended September 30, 2026 and 2025.

Total nonperforming loans were $6.9 million at September 30, 2026, compared to $69.1 million as of December 31, 2025. The decrease was primarily driven by the sale of three non-performing loans representing a construction, land and development relationship. There were no historical charge-offs on this relationship and there were no charge-offs recognized as a result of the transaction.

OREO and repossessed assets were $9.4 million at September 30, 2026, compared to $0.3 million as of December 31, 2025. The increase was primarily driven by the transfer of one 1-4 family property and one apartment complex to OREO in the second quarter of 2026.

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

The following tables present information concerning the components of the ACL for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
ACL on loans at the beginning of the period	$48,361	$59,278	$61,915	$59,929
(Credit) provision for loan losses	2,069	1,136	(1,885)	4,657
Net charge-offs (recoveries) (1)
Commercial and industrial	(1,134)	(1,809)	6,559	(1,959)
CRE − Owner occupied	(11)	(10)	(33)	(28)
CRE − Construction, land and development	—	—	—	—
CRE − Multifamily	93	—	1,149	—
CRE − Non-owner occupied	—	—	—	3,401
Agricultural − Land	—	—	—	—
Agricultural − Production	(30)	—	(174)	372
RRE − First lien	—	—	—	54
RRE − Construction	—	—	—	—
RRE − HELOC	71	74	71	334
RRE − Junior lien	(2)	—	928	300
Other consumer	(5)	32	82	(15)
Total net charge-offs (recoveries)	(1,018)	(1,713)	8,582	2,459
ACL on loans at the end of the period	51,448	62,127	51,448	62,127
Components of ACL:
ACL on HTM debt securities	111	126	111	126
ACL on loans	51,448	62,127	51,448	62,127
ACL on off-balance sheet credit exposures	3,592	3,668	3,592	3,668
ACL at end of the period	55,151	65,921	55,151	65,921
Total loans	$4,184,760	$4,102,075	$4,184,760	$4,102,075
Average total loans	4,026,351	4,036,936	4,029,390	4,046,347
ACL on loans to total loans	1.23%	1.51%	1.23%	1.51%
ACL on loans to nonaccrual loans	744.65%	121.16%	744.65%	121.16%
ACL on loans to nonperforming loans	742.40%	115.15%	742.40%	115.15%
Net charge-offs/(recoveries) to average total loans (annualized)	(0.10)%	(0.17)%	0.28%	0.08%

(1)	Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated.

	For the three months ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2026:
Commercial
Commercial and business lending
Commercial and industrial	$131	$1,265	$(1,134)	$778,604	(0.58)%
Commercial real estate − Owner occupied	—	11	(11)	649,436	(0.01)
Total commercial and business lending	131	1,276	(1,145)	1,428,040	(0.32)
Investor commercial real estate
Construction, land and development	—	—	—	89,571	—
Multifamily	93	—	93	341,997	0.11
Non-owner occupied (1)	—	—	—	858,263	—
Total investor commercial real estate	93	—	93	1,289,831	0.03
Agricultural
Land	—	—	—	54,978	—
Production	—	30	(30)	52,005	(0.23)
Total agricultural	—	30	(30)	106,983	(0.11)
Total commercial	224	1,306	(1,082)	2,824,854	(0.15)
Consumer
Residential real estate
First lien	—	—	—	818,187	—
Construction	—	—	—	33,030	—
HELOC	71	—	71	275,470	0.10
Junior lien	—	2	(2)	31,353	(0.03)
Total residential real estate	71	2	69	1,158,040	0.02
Other consumer	22	27	(5)	43,457	(0.05)
Total consumer	93	29	64	1,201,497	0.02
Total loans	$317	$1,335	$(1,018)	$4,026,351	(0.10)%
2025:
Commercial
Commercial and business lending
Commercial and industrial	$606	$2,415	$(1,809)	$650,787	(1.10)%
Commercial real estate − Owner occupied	—	10	(10)	435,469	(0.01)
Total commercial and business lending	606	2,425	(1,819)	1,086,256	(0.66)
Investor commercial real estate
Construction, land and development	—	—	—	363,466	—
Multifamily	—	—	—	340,709	—
Non-owner occupied	—	—	—	887,935	—
Total investor commercial real estate	—	—	—	1,592,110	—
Agricultural
Land	—	—	—	66,676	—
Production	—	—	—	64,685	—
Total agricultural	—	—	—	131,361	—
Total commercial	606	2,425	(1,819)	2,809,727	(0.26)
Consumer
Residential real estate
First lien	—	—	—	898,011	—
Construction	—	—	—	33,834	—
HELOC	100	26	74	213,232	0.14
Junior lien	—	—	—	40,997	—
Total residential real estate	100	26	74	1,186,074	0.02
Other consumer	34	2	32	41,135	0.31
Total consumer	134	28	106	1,227,209	0.03
Total loans	$740	$2,453	$(1,713)	$4,036,936	(0.17)%

	For the nine months ended
	September 30,
					Net Charge-offs
	Total	Total	Net Charge-offs	Average	(Recoveries) to
(dollars in thousands)	Charge-offs	Recoveries	(Recoveries)	Loans	Average Loans
2026:
Commercial
Commercial and business lending
Commercial and industrial	$8,884	$2,325	$6,559	$760,827	1.15%
Commercial real estate − Owner occupied	—	33	(33)	528,217	(0.01)
Total commercial and business lending	8,884	2,358	6,526	1,289,044	0.68
Investor commercial real estate
Construction, land and development	—	—	—	134,534	—
Multifamily	1,149	—	1,149	376,509	0.41
Non-owner occupied	—	—	—	898,414	—
Total investor commercial real estate	1,149	—	1,149	1,409,457	0.11
Agricultural
Land	—	—	—	56,178	—
Production	50	224	(174)	54,704	(0.43)
Total agricultural	50	224	(174)	110,882	(0.21)
Total commercial	10,083	2,582	7,501	2,809,383	0.36
Consumer
Residential real estate
First lien	—	—	—	840,523	—
Construction	—	—	—	33,639	—
HELOC	71	—	71	269,487	0.04
Junior lien	931	3	928	33,427	3.71
Total residential real estate	1,002	3	999	1,177,076	0.11
Other consumer	168	86	82	42,931	0.26
Total consumer	1,170	89	1,081	1,220,007	0.12
Total loans	$11,253	$2,671	$8,582	$4,029,390	0.28%
2025:
Commercial
Commercial and business lending
Commercial and industrial	$854	$2,813	$(1,959)	$654,061	(0.40)%
Commercial real estate − Owner occupied	4	32	(28)	419,608	(0.01)
Total commercial and business lending	858	2,845	(1,987)	1,073,669	(0.25)
Investor commercial real estate
Construction, land and development	—	—	—	348,093	—
Multifamily	—	—	—	350,658	—
Non-owner occupied	3,401	—	3,401	934,143	0.49
Total investor commercial real estate	3,401	—	3,401	1,632,894	0.28
Agricultural
Land	—	—	—	66,647	—
Production	384	12	372	64,357	0.77
Total agricultural	384	12	372	131,004	0.38
Total commercial	4,643	2,857	1,786	2,837,567	0.08
Consumer
Residential real estate
First lien	54	—	54	898,910	0.01
Construction	—	—	—	36,798	—
HELOC	360	26	334	190,272	0.23
Junior lien	300	—	300	42,498	0.94
Total residential real estate	714	26	688	1,168,478	0.08
Other consumer	112	127	(15)	40,302	(0.05)
Total consumer	826	153	673	1,208,780	0.07
Total loans	$5,469	$3,010	$2,459	$4,046,347	0.08%

The following table presents the allocation of the ACL on loans as of the dates presented:

	September 30, 2026		December 31, 2025
		Percentage		Percentage
	Allocated	of loans to	Allocated	of loans to
(dollars in thousands)	Allowance	total loans	Allowance	total loans
Commercial and industrial	$12,598	20.6%	$16,216	18.3%
CRE − Owner occupied	6,678	16.4	3,097	10.6
CRE − Construction, land and development	2,841	2.1	13,210	6.1
CRE − Multifamily	3,680	7.9	4,380	9.5
CRE − Non-owner occupied	9,181	21.7	11,006	21.6
Agricultural − Land	826	1.3	959	1.6
Agricultural − Production	550	1.3	623	1.5
RRE − First lien	10,695	19.3	9,358	21.6
RRE − Construction	406	0.8	274	0.8
RRE − HELOC	2,816	6.7	1,787	6.4
RRE − Junior lien	488	0.8	395	0.9
Other consumer	689	1.1	610	1.1
Total loans	$51,448	100.0%	$61,915	100.0%

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. An ACL on off-balance sheet credit exposures is measured using similar internal and external assumptions as the ACL on loans. This allowance is located in accrued expenses and other liabilities on the consolidated balance sheets. The ACL for unfunded commitments was $3.6 million and $3.7 million as of September 30, 2026 and 2025, respectively.

Deposits

Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and economic conditions, and fluctuations in the Company’s customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in bank failures.

Total deposits were $4.3 billion as of September 30, 2026, an increase of $111.2 million, or 2.7%, from December 31, 2025. Interest-bearing deposits increased $105.6 million during this period, while noninterest-bearing deposits increased $5.6 million.

The following table presents the composition of the Company’s deposit portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Noninterest-bearing demand	$813,493	18.9%	$807,896	19.3%	$5,597	0.7%
Interest-bearing demand	1,430,016	33.2	1,296,315	30.9	133,701	10.3
Money market and savings (1)	1,477,233	34.3	1,511,250	36.1	(34,017)	(2.3)
Time deposits	582,435	13.6	576,542	13.7	5,893	1.0
Total deposits	$4,303,177	100.0%	$4,192,003	100.0%	$111,174	2.7%

(1)	Money market and savings deposits included health savings account deposits of $221.8 million and $203.4 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the average balances and rates of the Company’s deposit portfolio for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Average	Average	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$776,897	—%	$800,028	—%	$788,442	—%	$819,266	—%
Interest-bearing demand	1,402,505	1.70	1,227,029	1.80	1,382,852	1.67%	1,240,589	1.80%
Money market and savings	1,454,053	2.38	1,587,694	2.84	1,466,135	2.36%	1,580,085	2.83%
Time deposits	573,526	3.32	772,345	3.81	571,305	3.36%	716,421	3.81%
Total deposits	$4,206,981	1.84%	$4,387,096	2.20%	$4,208,734	1.83%	$4,356,361	2.17%

The following table presents the composition of the Company’s deposit portfolio by client segment as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Percent of		Percent of	Change
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio	Amount	Percent
Commercial	$1,599,876	37.2%	$1,563,239	37.3%	$36,637	2.3%
Consumer	1,514,889	35.2	1,469,813	35.1	45,076	3.1
Public (1)	238,612	5.5	180,755	4.3	57,857	32.0
Synergistic (2)
Retirement and benefit services (3)	741,578	17.3	725,618	17.3	15,960	2.2
Wealth advisory services (4)	208,222	4.8	252,578	6.0	(44,356)	(17.6)
Total synergistic	949,800	22.1	978,196	23.3	(28,396)	(2.9)
Total deposits	$4,303,177	100.0%	$4,192,003	100.0%	$111,174	2.7%

(1)	Public deposits primarily represent municipalities, school districts, and other governmental entities that receive public funding.
(2)	Synergistic deposits represent the on-balance sheet money market balances that Alerus Retirement and Benefit Services and Alerus Wealth Advisory Services clients hold in proprietary Alerus money market products.
(3)	$405.1 million and $395.7 million of retirement and benefit services synergistic deposits were indexed as of September 30, 2026 and December 31, 2025, respectively.
(4)	$208.2 million and $252.6 million of wealth advisory services synergistic deposits were indexed as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the contractual maturity of time deposits, including certificate of deposit account registry services and IRA deposits of $250,000 and over, that were outstanding as of September 30, 2026:

September 30,
(dollars in thousands)	2026
Maturing in:
3 months or less	$75,724
3 months to 6 months	64,058
6 months to 1 year	20,223
1 year or greater	34,149
Total	$194,154

The Company’s total uninsured deposits, which are amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.6 billion at September 30, 2026 and approximately $1.4 billion December 31, 2025. These amounts were estimated based on the same methodologies used for regulatory reporting purposes.

Borrowings

Borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
(dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Fed funds purchased	$98,400	26.1%	$58,800	16.0%
FHLB short-term advances	220,000	58.2	250,000	67.9
Subordinated notes	50,000	13.2	50,000	13.6
Junior subordinated debentures	9,267	2.5	9,182	2.5
Total borrowed funds	$377,667	100.0%	$367,982	100.0%

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, the Company’s sales and repurchases of its common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available-for-sale securities.

Stockholders’ equity increased $11.9 million, or 2.1%, to $576.9 million as of September 30, 2026, compared to $564.9 million as of December 31, 2025. Tangible common equity to tangible assets, a non-GAAP financial measure, increased to 8.77% as of September 30, 2026, from 8.72% as of December 31, 2025. Common equity tier 1 capital to risk weighted assets increased to 10.52% as of September 30, 2026, from 10.28% as of December 31, 2025.

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

At September 30, 2026 and December 31, 2025, the Company met all the capital adequacy requirements to which the Company was subject. The table below presents the Company’s and the Bank’s regulatory capital ratios and the Company’s tangible common equity to tangible assets ratio as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
Capital Ratios	2026	2025
Alerus Financial Corporation Consolidated
Common equity tier 1 capital to risk weighted assets	10.52%	10.28%
Tier 1 capital to risk weighted assets	10.72%	10.48%
Total capital to risk weighted assets	13.01%	12.87%
Tier 1 capital to average assets	9.58%	8.86%
Tangible common equity to tangible assets (1)	8.77%	8.72%

Alerus Financial, National Association
Common equity tier 1 capital to risk weighted assets	10.57%	10.41%
Tier 1 capital to risk weighted assets	10.57%	10.41%
Total capital to risk weighted assets	11.78%	11.66%
Tier 1 capital to average assets	9.35%	8.62%

(1)	Represents a non-GAAP financial measure. See “Non-GAAP to GAAP Reconciliations and Calculation of Non-GAAP Financial Measures.”

The regulatory capital ratios for the Company and the Bank, as of September 30, 2026, as shown in the above table, were at levels above the regulatory minimums to be considered “well capitalized.” See “NOTE 19 Regulatory Matters” of the consolidated financial statements for additional information.

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

A summary of the contractual amounts of the Company’s exposure to off‑balance sheet agreements as of September 30, 2026 and December 31, 2025, was as follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commitments to extend credit	$1,078,522	$1,038,347
Standby letters of credit	16,113	14,393
Total	$1,094,635	$1,052,740

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

As of September 30, 2026, the Company had on balance sheet liquidity of $403.3 million, compared to $547.7 million as of December 31, 2025. On balance sheet liquidity includes cash and cash equivalents, federal funds sold, and unencumbered securities available‑for‑sale.

As of September 30, 2026 the Company had off balance sheet liquidity of $2.5 billion, compared to $2.2 billion as of December 31, 2025. Off balance sheet liquidity includes FHLB borrowing capacity, federal funds lines, and brokered deposit capacity.

The Bank is a member of the FHLB, which provides short‑ and long‑term funding to its members through advances collateralized by real estate related assets and other select collateral, most typically in the form of debt securities. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2026, the Company had federal funds purchased in the amount of $98.4 million, and had $220.0 million in short-term borrowings from the FHLB. As of September 30, 2026, the Company had $2.0 billion of collateral pledged to the FHLB and, based on this collateral, the Company was eligible to borrow up to an additional $1.0 billion from the FHLB. In addition, the Company can borrow up to $145.0 million through the unsecured lines of credit the Company has established with five other correspondent banks.

In addition, because the Bank is “well capitalized,” the Company can accept wholesale deposits up to 20.0% of total assets based on current policy limits, or $1.1 billion, as of September 30, 2026. Management believed that the Company had adequate resources to fund all of the Company’s commitments as of September 30, 2026 and December 31, 2025.

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

The estimated impact on the Company’s net interest income as of September 30, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below:

	September 30, 2026		December 31, 2025
	Following	Following	Following	Following
	12 months	24 months	12 months	24 months
+400 basis points	0.6%	15.2%	-1.2%	14.0%
+300 basis points	0.5%	11.5%	-0.7%	10.7%
+200 basis points	0.6%	8.2%	-0.1%	7.8%
+100 basis points	0.1%	4.0%	0.1%	4.1%
−100 basis points	0.2%	-3.9%	0.6%	-4.2%
−200 basis points	1.3%	-7.1%	2.0%	-7.9%
−300 basis points	5.1%	-4.2%	4.2%	-9.5%
−400 basis points	4.9%	-4.4%	5.4%	-8.0%

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

The table below presents the change in the economic value of equity as of September 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	September 30,	December 31,
	2026	2025
+400 basis points	-7.4%	-5.4%
+300 basis points	-5.3%	-3.5%
+200 basis points	-2.6%	-1.2%
+100 basis points	-1.0%	-0.1%
−100 basis points	0.5%	-1.0%
−200 basis points	0.1%	-3.6%
−300 basis points	-3.1%	-9.0%
−400 basis points	-12.7%	-18.4%

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table presents information related to repurchases of shares of the Company’s common stock for each calendar month in the third quarter of 2026:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
(dollars in thousands, except per share data)	Purchased (1)	per Share	Announced Plans	Under the Plan (2)
July 1-31, 2026	101,740	$31.97	98,967	401,033
August 1-31, 2026	94,500	33.36	94,500	306,533
September 1-30, 2026	56,712	33.07	56,533	250,000
Total	252,952	$32.74	250,000	250,000

(1)

Includes shares of the Company’s common stock purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares surrendered by employees to the Company to pay withholding taxes on the vesting of restricted stock awards.

(2)	On August 26, 2026, the Board approved a new stock repurchase program (the “New Stock Repurchase Program”) which authorizes the Company to repurchase up to 1,250,000 shares of its common stock, subject to certain limitations and conditions. This New Stock Repurchase Program will automatically become effective upon the earlier of: (i) the repurchase by the Company of the full 1,000,000 shares of common stock authorized for repurchase under the Company’s existing stock repurchase program which was originally announced on December 14, 2023 and became effective on February 18, 2024 (the “Prior Stock Repurchase Program”); or (ii) the expiration or earlier termination of the Prior Stock Purchase Program (the “Transition Date”), and will expire on August 26, 2029. Effective as of the Transition Date, the Prior Stock Repurchase Program will automatically terminate, to the extent it has not previously expired or terminated, and be replaced and superseded in its entirety by the New Stock Repurchase Program. Under the Prior Stock Repurchase Program approximately 320,033 shares of Company common stock remained authorized for repurchase as of August 26, 2026. The Prior Stock Repurchase Program is currently scheduled to expire on February 18, 2027.

Use of Proceeds from Registered Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.1 on Form S-1 filed on August 16, 2019).

3.2	Amendment to Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on May 12, 2025).

3.3	Second Amended and Restated Bylaws of Alerus Financial Corporation (incorporated herein by reference to Exhibit 3.2 on Form S-1 filed on August 16, 2019).

31.1	Chief Executive Officer’s Certifications required by Rule 13a‑14(a) – filed herewith.

31.2	Chief Financial Officer’s Certifications required by Rule 13a‑14(a) – filed herewith.

32.1	Chief Executive Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERUS FINANCIAL CORPORATION

Date: November 4, 2026	By:	/s/ Katie A. Lorenson
Name: Katie A. Lorenson
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Alan A. Villalon
Name: Alan A. Villalon
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)